Form 10-Q
period 2015-09-30
HOULIHAN LOKEY, INC.
filed 2015-11-13
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ______________
Commission File Number: 001-37537

Houlihan Lokey, Inc. (Exact name of registrant as specified in its charter)
Delaware	95-2770395
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
10250 Constellation Blvd.
5th Floor
Los Angeles, California 90067
(Address of principal executive offices) (Zip Code)
(310) 553-8871
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of November 12, 2015, the registrant had 12,084,524 shares of Class A common stock, $0.001 par value per share, and 53,321,893 shares of Class B common stock, $0.001 par value per share, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data and par value)

	September 30, 2015	March 31, 2015
	(unaudited)
Assets
Cash and cash equivalents	$97,777	$88,662
Accounts receivable, net of allowance for doubtful accounts of $4,998 and $4,625 at September 30 and March 31, 2015, respectively	55,115	57,488
Unbilled work in process	45,082	42,547
Investments in unconsolidated entities	2,265	14,395
Receivable from affiliates	55,936	327,921
Property and equipment—at cost, net of accumulated depreciation of $30,215 and $28,355 at September 30 and March 31, 2015, respectively	16,851	16,489
Goodwill and other intangibles	688,935	652,806
Other assets	19,042	29,540
Total assets	$981,003	$1,229,848
Liabilities and Stockholders' Equity
Liabilities:
Accrued salaries and bonuses	$185,445	$301,285
Accounts payable and accrued expenses	40,152	37,190
Deferred income	3,049	3,064
Income taxes payable	26,227	9,760
Deferred income taxes	39,738	41,453
Loan payable to affiliate	45,000	—
Loans payable to former shareholders	17,004	—
Other liabilities	9,655	11,208
Total liabilities	366,270	403,960
Redeemable noncontrolling interest	1,573	1,382
Commitments and contingencies
Stockholders' equity:
Common stock, $0.10 par value. Authorized 2,500,000 shares; issued and outstanding 587,866 shares	—	59
Class A common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 12,084,524 shares	12	—
Class B common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 53,321,893 shares	53	—
Additional paid-in capital	619,493	670,182
Retained earnings	6,470	170,929
Accumulated other comprehensive loss	(12,625)	(11,338)
Stock subscription receivable	(243)	(7,135)
Total equity attributable to Houlihan Lokey, Inc.	613,160	822,697
Noncontrolling interest	—	1,809
Total stockholders' equity	613,160	824,506
Total liabilities and stockholders' equity	$981,003	$1,229,848

The accompanying notes are an integral part of these unaudited interim financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Fee revenue	$158,380	$156,294	$304,646	$297,796
Operating expenses:
Employee compensation and benefits	111,256	109,412	204,945	207,823
Travel, meals, and entertainment	5,329	3,735	10,198	8,386
Rent	6,197	6,133	12,352	12,395
Depreciation and amortization	1,713	1,406	3,145	2,796
Information technology and communications	3,375	3,313	6,874	6,216
Professional fees	8,369	1,165	15,959	1,757
Other operating expenses(a)	5,389	2,274	8,235	4,846
Provision (recovery) for bad debts	(685)	1,469	1,721	2,141
Total operating expenses	140,943	128,907	263,429	246,360
Operating income	17,437	27,387	41,217	51,436
Interest income and expense, net(b)	148	944	1,066	1,530
Income (loss) from investments in unconsolidated entities	(481)	148	(78)	139
Income before provision for income taxes	17,104	28,479	42,205	53,105
Provision for income taxes	7,849	11,867	17,879	22,136
Net income	9,255	16,612	24,326	30,969
Net income attributable to noncontrolling interest	—	(21)	(26)	(20)
Net income attributable to Houlihan Lokey, Inc.	$9,255	$16,591	$24,300	$30,949
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,694)	(1,449)	(1,287)	(1,306)
Comprehensive income attributable to Houlihan Lokey, Inc.	$7,561	$15,142	$23,013	$29,643

Attributable to Houlihan Lokey, Inc. common stockholders:
Weighted average shares of common stock outstanding:(c)
Basic	58,989,994	57,307,480	58,708,203	56,922,257
Fully Diluted	62,696,730	60,350,814	61,586,950	59,959,583
Net income per share of common stock
Basic	$0.16	$0.29	$0.41	$0.54
Fully Diluted	$0.15	$0.27	$0.39	$0.52

(a)
including related party expenses of $220 and $584 during the three months ended September 30, 2015 and 2014, respectively, and of $660 and $981 during the six months ended September 30, 2015 and 2014, respectively.

(b)
including related party interest income of $223 and $796 during the three months ended September 30, 2015 and 2014, respectively, related party interest expense of $104 during the three and six months ended September 30, 2015, and related party interest income of $1,236 and $1,354 during the six months ended September 30, 2015 and 2014, respectively.

(c)
the number of shares and per share amounts for the periods presented below have been retroactively restated to reflect the conversion of Fram shares to HLI shares at a ratio of 10.425 to 1. Please see Note 1 for additional information on the conversion.

The accompanying notes are an integral part of these unaudited interim financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Six Months Ended September 30, 2014 and 2015
($ in thousands)
(unaudited)

	Common - shares		Class A - shares		Class B - shares
	Shares	$	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Stock Subscriptions Receivable	Equity attributable to Houlihan Lokey, Inc.	Noncontrolling interest	Total stockholders' equity
Balances – April 1, 2014	587,866	$59	—	$—	$—	$—	$636,616	$91,936	$(8,903)	$(7,770)	$711,938	$1,751	$713,689
Fram shares issued (note 4)	—	—	—	—	—	—	16,711	—	—	—	16,711	—	16,711
Fram stock compensation vesting (note 10)	—	—	—	—	—	—	8,269	—	—	—	8,269	—	8,269
Fram share redemptions (note 4)	—	—	—	—	—	—	(2,723)	—	—	—	(2,723)	—	(2,723)
Dividend	—	—	—	—	—	—	—	(439)	—	—	(439)	—	(439)
Stock subscriptions receivable issued, net	—	—	—	—	—	—	—	—	—	585	585	—	585
Net income	—	—	—	—	—	—	—	30,949	—	—	30,949	20	30,969
Change in unrealized translation	—	—	—	—	—	—	—	—	(1,306)	—	(1,306)	—	(1,306)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	29,643	20	29,663
Balances-September 30, 2014	587,866	$59	—	$—	$—	$—	$658,873	$122,446	$(10,209)	$(7,185)	$763,984	$1,771	$765,755

	Common - shares		Class A - shares		Class B - shares
	Shares	$	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Stock Subscriptions Receivable	Equity attributable to Houlihan Lokey, Inc.	Noncontrolling interest	Total stockholders' equity
Balances – April 1, 2015	587,866	$59	—	$—	$—	$—	$670,182	$170,929	$(11,338)	$(7,135)	$822,697	$1,809	$824,506
Fram shares issued (note 4)	—	—	—	—	—	—	12,207	—	—	—	12,207	—	12,207
Fram stock compensation vesting (note 10)	—	—	—	—	—	—	12,305	—	—	—	12,305	—	12,305
Fram share redemptions (note 4)	—	—	—	—	—	—	(763)	—	—	—	(763)	—	(763)
Dividend	—	—	—	—	—	—	(74,432)	(188,759)	—	4,172	(259,019)	(1,835)	(260,854)
Stock subscriptions receivable redeemed	—	—	—	—	—	—	—	—	—	2,720	2,720	—	2,720
Conversion of Fram shares to HLI	(587,866)	(59)	12,075,000	12	53,321,893	53	(6)	—	—	—	—	—	—
Shares issued to non-employee directors (note 12)	—	—	9,524	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	24,300	—	—	24,300	26	24,326
Change in unrealized translation	—	—	—	—	—	—	—	—	(1,287)	—	(1,287)	—	(1,287)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	23,013	26	23,039
Balances-September 30, 2015	—	$—	12,084,524	$12	53,321,893	$53	$619,493	$6,470	$(12,625)	$(243)	$613,160	$—	$613,160

The accompanying notes are an integral part of these unaudited interim financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended September 30, 2015 and 2014
(unaudited) ($ in thousands)

	2015	2014
Cash flows from operating activities:
Net income	$24,326	$30,969
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense	(473)	—
Bad debt expense	1,721	2,141
(Income) loss from investments in unconsolidated entities	78	(139)
Depreciation and amortization	3,145	2,796
Compensation expense – Fram restricted share grants (note 10)	15,317	10,726
Changes in operating assets and liabilities:
Accounts receivable	652	24,566
Unbilled work in process	(2,535)	16,360
Other assets	(1,294)	(3,008)
Accrued salaries and bonuses	(118,852)	(66,731)
Accounts payable and accrued expenses	2,739	(3,646)
Deferred income	(15)	(2,889)
Income taxes payable	16,146	6,168
Net cash (used in) provided by operating activities	(59,045)	17,313
Cash flows from investing activities:
Acquisition of business	(26,596)	—
Investments in other assets	(767)	(789)
Earnouts paid	(1,417)	(964)
Receivables from affiliates	194,607	(47,213)
Purchase of property and equipment	(2,557)	(1,813)
Net cash provided by (used in) investing activities	163,270	(50,779)
Cash flows from financing activities:
Dividends paid	(96,475)	(2,166)
Stock subscriptions receivable issued	—	(360)
Stock subscriptions receivable redeemed	2,720	945
Other financing activities	(1,043)	—
Net cash used in financing activities	(94,798)	(1,581)
Effects of exchange rate changes on cash and cash equivalents	(312)	(1,263)
Increase (decrease) in cash and cash equivalents	9,115	(36,310)
Cash and cash equivalents – beginning of period	88,662	109,420
Cash and cash equivalents – end of period	$97,777	$73,110
Supplemental disclosures of noncash activities:
Dividends paid via settlement of receivable from affiliate (note 4)	$94,520	$—
Dividends paid via distribution of non-cash assets	22,800	—
Dividends paid via loan payable to affiliate	45,000	—
Dividends paid via settlement of employee loans	4,172	—
Taxes paid via settlement of receivable from affiliate	901	19,000
Shares issued via settlement of receivable from affiliate (note 4)	—	(10,837)
Shares redeemed via settlement of receivable from affiliate (note 4)	763	2,723
Shares issued as consideration for acquisitions (note 7)	10,410	453
Fully depreciated assets written off	(339)	(44)
Cash paid during the year:
Interest	$775	$106
Taxes	2,693	2,468

The accompanying notes are an integral part of these unaudited interim financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

(1) BACKGROUND
Houlihan Lokey, Inc. ("Houlihan Lokey," or "HL, Inc." also referred to as the "Company," "we," "our," or "us") is a Delaware corporation that controls the following primary subsidiaries:
Houlihan Lokey Capital, Inc., a California corporation ("HL Capital, Inc."), is a wholly-owned direct subsidiary of HL, Inc. HL Capital, Inc. is registered as a broker‑dealer under Section 15(b) of the Securities Exchange Act of 1934 and a member of the Financial Industry Regulatory Authority.
Houlihan Lokey Financial Advisors, Inc., a California corporation ("HL FA, Inc."), is a wholly-owned direct subsidiary of HL, Inc. HL FA, Inc. is a registered investment adviser under the Investment Advisers Act of 1940.
Houlihan Lokey (Europe) Limited, a limited company incorporated in England ("HL Europe, Ltd."), is a wholly-owned indirect subsidiary of HL, Inc. HL Europe, Ltd. is regulated by the Financial Conduct Authority in the United Kingdom.
On August 18, 2015 the Company successfully completed an initial public offering ("IPO") of its Class A common stock.
Prior to a corporate reorganization that was consummated immediately prior to the closing of the IPO, the Company was incorporated in California as Houlihan Lokey, Inc., a California corporation ("HL CA"), and was a wholly-owned indirect subsidiary of Fram Holdings, Inc. ("Fram"), a Delaware corporation, which, in turn, was a majority‑owned subsidiary of ORIX USA Corporation ("ORIX USA"), a Delaware corporation, with the remaining minority interest being held by Company employees ("HL Holders"). ORIX USA and the HL Holders held their interests in HL CA indirectly through their ownership of Fram. On July 24, 2015, HL CA merged with and into HL, Inc., with HL, Inc. as the surviving entity. In connection with the IPO, the HL Holders deposited their shares of Class B common stock in HL, Inc. into a voting trust (the "HL Voting Trust") and own such common stock through the HL Voting Trust. Houlihan Lokey has separated from Fram and as a result, common stock in HL, Inc. is held directly by ORIX USA (through ORIX HLHZ Holding, LLC, its wholly-owned subsidiary), the HL Voting Trust, for the benefit of the HL Holders, non-employee directors, and public shareholders.
In addition, prior to the consummation of the IPO, the Company distributed to the existing owners a dividend of $270.0 million, consisting of (i) a short‑term note in the aggregate amount of $197.2 million, which was repaid immediately after the consummation of the IPO, and was allocated $94.5 million to ORIX USA and $102.7 million to the HL Holders, (ii) a note to ORIX USA in the amount of $45 million (see footnote 4), and (iii) certain of our non‑operating assets to certain of the HL Holders (consisting of non‑marketable minority equity interests in four separate businesses that range in carrying value from $2.5 million to $11.0 million, and valued in the aggregate at approximately $22.8 million as of June 30, 2015, together with $5.0 million in cash to be used to complete a potential additional investment and in the administration of these assets in the future. All issued and outstanding Fram shares were converted to HL, Inc. common stock at a ratio of 10.425 shares for each share of Fram stock. Immediately following the IPO, there were two classes of authorized HL, Inc. common stock: Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. As of September 30, 2015, there were 12,075,000 Class A shares held by the public, 9,524 Class A shares held by non-employee directors, 31,711,562 Class B shares held by the HL Voting Trust, and 21,610,331 Class B shares held by ORIX USA .
The Company did not receive any proceeds from the sale of our Class A common stock in the IPO.
Expenses related to the corporate reorganization and IPO recorded in the consolidated statements of operations include the following:

•	$6,768 and $12,783 of professional service and other third-party fees and expenses associated with the IPO for the three- and six-month periods ended September 30, 2015, respectively;

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

•
$1,046 of compensation expense associated with the amortization of restricted stock granted in connection with the IPO for the three- and six-month periods ended September 30, 2015; amortization expense of restricted stock granted in connection with the IPO will be recognized over a four and one-half year vesting period; and

•
$1,398 of compensation expense associated with the accrual of certain deferred cash payments granted in connection with the IPO for the three- and six-month periods ended September 30, 2015; accrual expense of restricted stock granted in connection with the IPO will be recognized over a one to four year vesting period.

The Company offers financial services and financial advice to a broad clientele located throughout the United States of America, Europe, and the Asia-Pacific region. The Company has U.S. offices in Los Angeles, Newport Beach, San Francisco, Chicago, New York City, Minneapolis, McLean (Virginia), Dallas, Miami, and Atlanta as well as foreign offices in London, Paris, Frankfurt, Madrid, Tokyo, Hong Kong, and Beijing. Together, the Company and its subsidiaries form an organization that provides financial services to meet a wide variety of client needs. The Company concentrates its efforts toward the earning of professional fees with focused services across the following three business segments:

Corporate Finance provides general advisory services on mergers and acquisitions and capital markets offerings. Corporate Finance advises public and private institutions on buy side and sell side transactions, as well as leveraged loans, private mezzanine debt, high‑yield debt, initial public offerings, follow‑ons, convertibles, equity private placements, private equity, and liability management transactions, as well as advises financial sponsors on all types of transactions.
Financial Restructuring provides advice to creditors and debtors in connection with recapitalization/deleveraging transactions implemented both through bankruptcy proceedings and though out‑of‑court exchanges, consent solicitations or other mechanisms, as well as in distressed mergers and acquisitions and capital markets activities. As part of these engagements, Financial Restructuring offers a wide range of advisory services to its clients, including: the structuring, negotiation, and confirmation of plans of reorganization; structuring and analysis of exchange offers; corporate viability assessment; litigation support and expert testimony; and procuring debtor-in-possession financing.
Financial Advisory Services provides valuations of various assets and liabilities including: companies, illiquid debt and equity securities, and intellectual property (among other assets and liabilities). These valuations are used for financial reporting, tax reporting, and other purposes. Financial Advisory Services renders fairness opinions in connection with mergers & acquisitions and other transactions, and solvency opinions in connection with corporate spin‑offs and dividend recapitalizations. Financial Advisory Services also provides strategic consulting services and dispute resolution services to clients where fees are usually based on the hourly rates of its consultants.
(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation
The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC") and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under generally accepted accounting principles ("GAAP") in the United States for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, such as the accrual of year-end bonuses, except as otherwise noted) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended September 30, 2015 are not necessarily indicative of the results of operations to be expected for the year ending March 31, 2016. The unaudited interim consolidated financial statements and notes to consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended March 31, 2015.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

(b)	Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries where it has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company carries its investments in unconsolidated entities over which it has significant influence but does not control using the equity method, and includes its ownership share of the income and losses (note 3) in income (loss) from investments in unconsolidated entities in the consolidated statements of comprehensive income.

(c)	Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements. Management estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period, and disclosure of contingent assets and liabilities at the reporting date. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Significant items subject to such estimates and assumptions include the allowance for doubtful accounts; the valuation of deferred tax assets, goodwill, and share based compensation; the allocation of goodwill and other assets across the reporting units (segments); and reserves for income tax uncertainties and other contingencies.

(d)	Recognition of Revenue
Revenues consist primarily of professional service fees.
The Company and its clients enter into agreements that outline the general terms and conditions of the specific engagements. The Company performs professional services in accordance with the engagement terms on both a fixed and contingent fee basis.
Revenues are recognized when earned and realizable. Revenues under fixed fee contracts are recognized based on management’s estimates of the relative proportion of services provided through the financial reporting date to the total services required to be performed. The recognition of revenues under contingent fee contracts depends on whether the revenues relate to monthly retainers or success fees. Monthly retainers are generally recognized on a monthly basis, except in situations where there is uncertainty as to the timing of collection of the amount due. Success fees are recognized only upon substantial completion of the contingencies stipulated by the engagement agreement. In some cases, approval of the Company’s fees is required from the courts or other regulatory authority; in these circumstances, the recognition of revenue is often deferred until approval is granted; however, if the fee that is going to be collected from the client is fixed and determinable, and the collectability of the fee is reasonably assured, there are instances when revenue recognition prior to such approval is appropriate.
Engagements related to Financial Advisory Services are most often structured as fixed fee contracts, whereas engagements related to Corporate Finance and Financial Restructuring are most often structured as contingent fee contracts. Further, Financial Restructuring contracts are commonly subject to the applicable court’s approval.
In those instances when the revenue recognized on a specific engagement exceeds both the amounts billed and the amounts collected, unbilled work-in-process is recorded. Billed receivables are recorded as accounts receivable in the accompanying consolidated balance sheets. Deferred income results when cash is received in advance of dates when revenues are recognized.
Taxes, including value added taxes, collected from customers and remitted to governmental authorities are accounted for on a net basis, and therefore, are excluded from revenue in the consolidated statements of comprehensive income.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

(e)	Operating Expenses
The majority of the Company’s operating expenses are related to compensation for employees, which includes the amortization of the relevant portion of the Company’s share‑based incentive plans (note 10). Other examples of operating expenses include: travel, meals and entertainment; rent; depreciation and amortization; technology and communication costs; and other operating expenses, which include such items as office expenses, business license and registration fees, non‑income‑related taxes, legal expenses, related‑party support services, and charitable contributions. During the three months ended September 30, 2015 and 2014, the Company received reimbursements of $7,946 and $4,035, respectively, and during the six months ended September 30, 2015 and 2014 received $12,028 and $8,467, respectively, from customers for out‑of‑pocket expenses incurred by the Company that are presented net against the related expenses in the accompanying consolidated statements of comprehensive income.

(f)	Translation of Foreign Currency Transactions
The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The assets and liabilities of subsidiaries whose functional currency is other than the U.S. dollar are included in the consolidation by translating the assets and liabilities at the reporting period‑end exchange rates; however, revenues and expenses are translated using the applicable exchange rates determined on a monthly basis throughout the year. Resulting translation adjustments are reported as a separate component of accumulated other comprehensive loss net of applicable taxes.

(g)	Property and Equipment
Property and equipment are stated at cost. Repair and maintenance charges are expensed as incurred and costs of renewals or improvements are capitalized at cost.
Depreciation on furniture and office equipment is provided on a straight‑line basis over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the lesser of the lease term or estimated useful life.

(h)	Cash and Cash Equivalents
Cash and cash equivalents include cash held at banks and highly liquid investments with original maturities of three months or less. At September 30, 2015 and 2014, the Company had cash balances with banks in excess of insured limits. The Company has not experienced any losses in its cash accounts and believes it is not exposed to any significant credit risk with respect to cash and cash equivalents.
Although not classified as cash and cash equivalents, the Company’s receivable from ORIX USA (note 4), which is due on demand, generally arises from the transfer of available cash from HL, Inc. to an affiliate of ORIX USA. This receivable was repaid in August 2015.

(i)	Accounts Receivable
The allowance for doubtful accounts on receivables reflects management’s best estimate of probable inherent losses determined principally on the basis of historical experience and review of uncollected revenues and is recorded through bad debt expense in the accompanying consolidated statements of comprehensive income. Amounts deemed to be uncollectible are written off against the allowance for doubtful accounts.

(j)	Investment in Unconsolidated Entities
The Company uses the equity method of accounting for investments when it has more than a minor ownership interest or more than minor influence over operations, but does not have a controlling interest and is not the primary beneficiary. Under the equity method, the Company’s share of the investment earnings or losses are recognized in income as earned, and capital contributions are recorded as investments in unconsolidated entities as they occur.

(k)	Income Taxes
Prior to the IPO, ORIX USA and its subsidiaries, including HL CA, filed consolidated federal income tax returns and separate returns in state and local jurisdictions and will do so for the current fiscal year through the date of the IPO. For

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

the pre-IPO period, HL CA reported income tax expense as if it filed separate returns in all jurisdictions. Following the IPO, the Company will file separate federal income tax returns, as well as continue to file separate returns in state and local jurisdictions, and will report income tax expense on this basis.

(l)	Goodwill and Intangible Assets
Goodwill represents an acquired company’s acquisition cost over the fair value of acquired net tangible and intangible assets. Goodwill is the net asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Intangible assets identified and accounted for include tradenames and marks, backlog, developed technologies, and customer relationships. Those intangible assets with finite lives, including backlog and customer relationships, are amortized over their estimated useful lives.
When HL CA was acquired by Fram in January 2006, approximately $392,600 of goodwill and $192,210 of indefinite lived intangible assets were generated and recognized. In accordance with Accounting Standards Codification (ASC) Topic 805, Business Combinations, since HL CA was wholly-owned by Fram, this goodwill and all other purchase accounting‑related adjustments are pushed down to the Company’s reporting level when stand‑alone consolidated financial statements are prepared. Through both foreign and domestic acquisitions made directly by HL CA and the Company since 2006, additional goodwill of approximately $97,890, inclusive of foreign currency translations has been recognized.
Goodwill is reviewed for impairment in accordance with Accounting Standards Update (ASU) No. 2011‑08, Testing Goodwill for Impairment, which permits management to make a qualitative assessment of whether it is more likely than not that one of its reporting unit’s fair value is less than its carrying amount before applying the two‑step goodwill impairment test. If management concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then management would not be required to perform the two‑ step impairment test for that reporting unit. If the assessment indicates that it is more likely than not that the reporting unit’s fair value is less than its carrying value, management must test further for impairment utilizing a two‑step process. Step 1 compares the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds the estimated fair value, an impairment exists and is measured in Step 2 as the excess of the recorded amount of goodwill over the implied fair value of goodwill resulting from the valuation of the reporting unit. Impairment testing of goodwill requires a significant amount of judgment in assessing qualitative factors and estimating the fair value of the reporting unit, if necessary. The fair value is determined using an estimated market value approach, which considers estimates of future after tax cash flows, including a terminal value based on market earnings multiples, discounted at an appropriate market rate. As of and during the three and six month periods ended September 30, 2015 and 2014, management concluded that it is not more likely than not that the Company’s fair value is less than its carrying amount and no further impairment testing was considered necessary.
Indefinite lived intangible assets are reviewed for impairment in accordance with ASU 2012‑02, Testing Indefinite‑lived Intangible Assets for Impairment, which provides management the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. As of and during the three and six month periods ended September 30, 2015 and 2014, management determined that it is not more likely than not that the fair values were less than the carrying values.
Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long‑lived asset or asset group (inclusive of other long‑lived assets) be tested for possible impairment, management first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long‑lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third‑party independent appraisals, as considered necessary. As of and during the three and six month periods ended September 30, 2015 and 2014, no events or changes in circumstances were identified that indicated that the carrying amount of the finite‑lived intangible assets were not recoverable.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

(m)	Fair Value Measurements
The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels in accordance with ASC Topic 820, Fair Value Measurement:
Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

(n)	Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, Deferral of Effective Date which deferred the effective date of the new standard to annual and interim periods within that reporting period beginning after December 15, 2017 (year ended March 31, 2019 for the Company). The new standard is to be applied using either the retrospective or cumulative‑effective transition method. The Company expects to implement the provisions of ASU 2014‑09 as of April 1, 2017. The Company has not yet determined the impact of the new standard on its current policies for revenue recognition.
In June 2014, the FASB issued ASU 2014‑12, Accounting for Share‑ Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014‑12 will be effective for interim and annual reporting periods beginning after December 15, 2015 (year ended March 31, 2017 for the Company). Early application is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014‑12 on its operating results and financial position.
(3) INVESTMENTS IN UNCONSOLIDATED ENTITIES
At March 31, 2015, the Company had an investment, through one of its subsidiaries, in a heavy highway construction firm based in Phoenix, Arizona. The Company has approximately 20% ownership in the firm. The investment was accounted for using the equity method. In August 2015, prior to the consummation of the IPO, the Company distributed this investment to certain HL Holders as part of the pre-IPO dividend.
The Company holds an investment in a financial advisory firm based in India for approximately 24.5% ownership interest. The investment is accounted for using the equity method.
In February 2015, the Company entered into a joint venture in Australia to open an office in Sydney, Australia to pursue advisory activities across the Company’s business segments. The Company has a 50% voting interest in the joint venture.

The Company recognized income (loss) related to investments in unconsolidated entities of $(481) and $148 for the three months ended September 30, 2015 and 2014, respectively, and $(78) and $139 for the six months ended September 30, 2015 and 2014, respectively.
(4) RELATED‑PARTY TRANSACTIONS
Prior to the IPO, ORIX USA performed certain management, accounting, legal, regulatory, and other administrative services for the benefit of the Company. ORIX USA charged the Company a management fee for these services. Management fee expense incurred by the Company related to these services was approximately $220 and $584 for the three months ended September 30, 2015 and 2014, respectively, and $660 and $981 for the six months ended September 30, 2015 and 2014, respectively, which is included in other operating expenses in the accompanying consolidated statements of comprehensive income. In connection with the IPO, ORIX USA and the Company entered into a Transition Services Agreement, pursuant to which ORIX USA provides services for Sarbanes-Oxley compliance, internal audit and other services for specified fees. To the extent that ORIX USA and its affiliates paid for expenses of the Company, ORIX USA is reimbursed for such payments by the Company.
Prior to the IPO, the receivable from affiliate generally arises from cumulative cash transferred by the Company to ORIX USA or affiliates of ORIX USA. Affiliate charges and reimbursements are generally settled through the receivable from affiliates account. The receivable from ORIX USA was due on demand and bore interest at a variable rate that was approximately 1.74% at March 31, 2015. The receivable from an affiliate of ORIX USA is of a long‑term investment nature, although due on demand, and bears interest at the same variable rate as the receivable from ORIX USA, which was approximately 1.84% as of September 30, 2015. In August 2015, prior to the IPO the receivable from ORIX USA was repaid in full; however, the receivable from an affiliate of ORIX USA remains outstanding with a balance of $56 million as of September 30, 2015. Interest income earned by the Company related to these receivables from affiliates was approximately $223 and $796 for the three months ended September 30, 2015 and 2014, respectively, and $1,236 and $1,354 for the six months ended September 30, 2015 and 2014, respectively.
In August 2015, prior to the IPO the Company paid a dividend to its shareholders, a portion of which was paid to ORIX USA in the form of a note further described in footnote 13. For the three and six month periods ended September 30, 2015 the Company paid $104 in interest on the note.
Prior to the IPO, certain employees of the Company were issued shares of Fram (note 10). The redemption of these share transactions settled through the receivable from affiliates account and additional paid‑in capital of the Company as the cash portion of these transactions occurred at ORIX USA. ORIX USA had the right, but not the obligation, to purchase Fram shares (note 12a) to maintain its majority effective ownership of the Company. Historically, ORIX USA had exercised this right.
(5) ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Balance-Beginning	$6,404	$5,691	$4,625	$3,862
Provision for bad debt	(685)	1,469	1,721	2,141
Recovery of uncollectible accounts	(721)	(2,021)	(1,348)	(864)
Balance-Ending	$4,998	$5,139	$4,998	$5,139

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

(6) PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	Useful Lives	September 30, 2015	March 31, 2015
Equipment	5 Years	$5,204	$4,977
Furniture and fixtures	5 Years	13,437	13,819
Leasehold improvements	10 Years	16,926	16,765
Computers and software	3 Years	10,450	8,292
Other	N/A	1,049	991
Total cost		47,066	44,844
Less accumulated depreciation		(30,215)	(28,355)
Total net book value		$16,851	$16,489
Additions to property and equipment during the six months ended September 30, 2015 and 2014 primarily relate to costs incurred to furnish new leased office space.
Depreciation expense of approximately $1,143 and $1,066 was recognized during the three months ended September 30, 2015 and 2014, respectively, and $2,196 and $2,116 was recognized during the six months ended September 30, 2015 and 2014, respectively.
(7) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangibles consist of the following.

	Useful Lives	September 30, 2015	March 31, 2015
Goodwill	Indefinite	$490,490	$455,550
Tradename-Houlihan Lokey	Indefinite	192,210	192,210
Other intangible assets	Varies	12,663	10,527
Total cost		695,363	658,287
Less accumulated amortization		(6,428)	(5,481)
Total net book value (before taxes)		688,935	652,806
Deferred tax liability		(77,184)	(77,184)
Total net book value		$611,751	$575,622
Goodwill attributable to the Company’s business segments are as follows:

Business Segments	April 1, 2015	Changes(1)	September 30, 2015
Corporate Finance	$206,643	$34,763	$241,406
Financial Restructuring	163,823	177	164,000
Financial Advisory Services	85,084	—	85,084
Total	$455,550	$34,940	$490,490

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

(1)
During June and September of 2015, the Company acquired two financial advisory firms that provide mergers and acquisitions advice, private capital raising and broad advisory services. Changes also include, foreign currency translation adjustments of $177 for the six months ended September 30, 2015.

Amortization expense of approximately $570 and $340 was recognized for the three months ended September 30, 2015 and 2014, respectively, and $949 and $680 was recognized for the six months ended September 30, 2015 and 2014, respectively. The estimated future amortization for amortizable intangible assets for each of the next five years as of September 30, 2015 are as follows:

Twelve Months Ended September 30,
2016	$2,264
2017	1,583
2018	782
2019	488
2020	434
(8) OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The only component of other comprehensive income relates to foreign currency translation income of $(1,694) and $(1,449) for the three months ended September 30, 2015 and 2014, respectively, and $(1,287) and $(1,306) for the six months ended September 30, 2015 and 2014, respectively.
Accumulated other comprehensive loss at September 30, 2015 comprises the following:

Balance, April 1, 2015	$(11,338)
Foreign currency translation loss	(1,287)
Balance, September 30, 2015	$(12,625)
(9) INCOME TAXES
The Company’s provision for income taxes was $7,849 and $17,879 for the three and six months ended September 30, 2015, respectively, and $11,867 and $22,136 for the three and six months ended September 30, 2014, respectively. This represents effective tax rates of 45.89% and 42.39% for the three and six months ended September 30, 2015, respectively and 41.70% for both the three and six month periods ended September 30, 2014. The increase in the Company’s tax rate during the three and six months ended September 30, 2015 relative to the same periods in 2014 was primarily due to the effect of certain nondeductible transaction costs related to the IPO.

(10) EMPLOYEE BENEFIT PLANS

(a)	Defined Contribution Plans
The Company sponsors a 401(k) defined contribution savings plan for its domestic employees and defined contribution retirement plans for its international employees. The Company contributed approximately $368 and $338 during the three months ended September 30, 2015 and 2014, respectively, and $748 and $698 during the six months ended September 30, 2015 and 2014, respectively, to these defined contribution plans.

(b)	Share‑Based Incentive Plans
Prior to the IPO, the Company had no stock‑based incentive compensation plans; however, during the period it was a subsidiary of Fram, certain employees of the Company were granted restricted shares of Fram. Compensation expense

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

related to these shares was recorded at the Company level as it was related to services provided by its employees. Under the 2006 incentive plan (the "2006 Incentive Plan"), Fram granted restricted share awards to employees as a component of annual incentive pay and occasionally in conjunction with new hire employment. In addition, the stock grants to employees of the Company in connection with the IPO were made under the 2006 Incentive Plan.
Following the IPO, additional awards of restricted shares will be made under the Company's 2016 Incentive Award Plan (the "2016 Incentive Plan"), which became effective in August 2015. Under the 2016 Incentive Plan, it is anticipated that the Company will grant cash and equity-based incentive awards to eligible service providers in order to attract, motivate and retain the talent necessary to operate the Company's business. The 2016 Incentive Plan is described in greater detail in the Company's IPO Prospectus under "Executive Compensation -- Equity Incentive Plans -- 2016 Incentive Award Plan." An aggregate of 9,524 restricted shares of Class A common stock were granted under the 2016 Incentive Plan to two independent directors in August 2015.
The share awards are classified as equity awards at time of grant unless the number of shares granted is unknown. Award offers that are settleable in shares based upon a future determinable stock price are classified as a liability until price is established and resulting number of shares are known, at which time they are transferred to equity awards. Activity in equity classified share awards during the six months ended September 30, 2015 and 2014 is as follows:

Nonvested share awards	Shares	Weighted average grant date fair value
Balance at April 1, 2014	2,965,475	12.54
Granted	1,821,581	13.24
Vested	(1,702,674)	12.73
Forfeited	(83,124)	12.62
September 30, 2014	3,001,258	12.85
Balance at April 1, 2015	2,983,999	12.85
Granted	4,403,948	21
Vested	(1,379,248)	12.87
Forfeited	(4,253)	12.87
September 30, 2015	6,004,446	18.82
Activity in liability classified share awards during the six months ended September 30, 2015 and 2014 is as follows:

Awards settleable in shares	Fair value
Balance at April 1, 2014	11,171
Offer to grant	6,536
Share price determined-transferred to equity grants	(3,869)
Forfeited	(517)
Balance at September 30, 2014	13,321

Balance at April 1, 2015	14,984
Offer to grant	33,602
Share price determined-converted to cash payments	(6,244)
Share price determined-transferred to equity grants	(26,402)
Forfeited	—
Balance at September 30, 2015	15,940

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

Compensation expense for the Company associated with these awards totaled $8,038 and $3,985 for the three months ended September 30, 2015 and 2014, respectively, and $15,317 and $10,726 for the six months ended September 30, 2015 and 2014, respectively. At September 30, 2015, there was $97,104 of total unrecognized compensation cost related to unvested share awards granted under the Company Incentive Plan. That cost is expected to be recognized over a weighted average period of 2.32 years.
(11) FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair values of the financial instruments represent the amounts that would be received to sell assets or that would be paid to transfer liabilities in an orderly transaction between market participants as of a specified date. Fair value measurements maximize the use of observable inputs; however, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk‑adjusted discount rates, available observable and unobservable inputs.
The carrying value of cash and cash equivalents, accounts receivable, unbilled work-in-process, receivables from affiliates, accounts payable, accrued expenses, and deferred income approximates fair value due to the short maturity of these instruments.
The carrying value of the loan payable to affiliate and loans payable to former shareholders approximates fair value due to the variable interest rate borne by those instruments.
(12) STOCKHOLDERS' EQUITY

(a)	Fram Shares
As described in note 10, the Company’s former parent, Fram, granted compensatory restricted shares to certain employees of the Company under the 2006 Incentive Plan. As stated in note 4, prior to the IPO, ORIX USA had the right, but not the obligation, to purchase shares to maintain its majority effective ownership of the Company and has purchased $0 and $8,114 for the six months ended September 30, 2015 and 2014, respectively. As described in note 1, all Fram shares were converted to shares of Class B common stock in connection with the corporate reorganization that preceded the IPO.

(b)	Class A Common Stock
In conjunction with the Company's IPO, 12,075,000 Class A shares were sold to the public by existing shareholders and 9,524 Class A shares were issued to non-employee directors. Each share of Class A common stock is entitled to one vote per share.

(c)	Class B Common Stock
Each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. As September 30, 2015, there were 31,711,562 Class B shares held by the HL Voting Trust and 21,610,331 Class B shares held by ORIX USA.

(d)	Dividends
Approximately $7,044 and $888 of dividends previously declared related to unvested shares at September 30, 2015 and 2014, respectively, were outstanding, of which $291 and $539, respectively, was recorded in accounts payable and accrued expenses in the accompanying consolidated balance sheets, respectively.

(e)	Noncontrolling interest
Net (income) loss attributable to noncontrolling interest primarily represents the (income) loss associated with persons other than Houlihan Lokey that are its co‑investors in a consolidated subsidiary that holds an equity method investment

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

in an unconsolidated entity. As described in note 1, the assets associated with the noncontrolling interest were distributed to shareholders in conjunction with a pre-IPO dividend in August 2015.

(f)	Stock subscriptions receivable
Employees of the Company periodically issued notes receivable to the Company documenting loans made by the Company to such employees for the purchase of shares of Fram stock.
(13) COMMITMENTS AND CONTINGENCIES
The Company has been named in various legal actions arising in the normal course of business. In the opinion of the Company, in consultation with legal counsel, the final resolution of these matters is not expected to have a material adverse effect on the Company’s financial condition.
In August 2015, the Company entered into a revolving line of credit with Bank of America, N.A., which allows for borrowings up to $75.0 million and matures in August 2017. Borrowings under this facility bear interest, at LIBOR plus 1.00%. As of September 30, 2015, the Company had no borrowings under the line of credit.

In August 2015, prior to the IPO the Company paid a dividend to its shareholders, a portion of which was paid to ORIX USA in the form of $45 million note that bears interest at a rate of LIBOR plus 165 basis points and is payable quarterly. Beginning on June 30, 2016, the Company will be required to make quarterly repayments in the amount of $7.5 million, with the remaining principal amount due on the second anniversary of the completion of the IPO. Our obligation under this note is subordinated to our obligations under the revolving credit facility with Bank of America, N.A. The scheduled repayments of the loan are as follows:

Year ended March 31:
2016	—
2017	30,000
2018	15,000

The Company also provides routine indemnifications relating to certain real estate (office) lease agreements under which it may be required to indemnify property owners for claims and other liabilities arising from the Company’s use of the applicable premises. In addition, the Company guarantees the performance of its subsidiaries under certain office lease agreements. The terms of these obligations vary, and because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the maximum amount that it could be obligated to pay under such contracts. Based on historical experience and evaluation of specific indemnities, management believes that judgments, if any, against the Company related to such matters are not likely to have a material effect on the consolidated financial statements. Accordingly, the Company has not recorded any liability for these obligations as of September 30, 2015 or 2014.
In addition, an acquisition made in December 2012 included contingent consideration with carrying value of $1,396 and $2,748 as of September 30, 2015 and 2014, respectively, which is included in other liabilities in the accompanying consolidated balance sheets. An acquisition made in January 2015 included contingent and non‑contingent consideration with a carrying value of $2,393 and $3,204, respectively, as of September 30, 2015.
Straight‑line rent expense under noncancelable operating lease arrangements and the related operating expenses were approximately $4,563 and $4,472 for the three months ended September 30, 2015 and 2014, respectively, and $9,028 and $9,025 for the six months ended September 30, 2015 and 2014, respectively. The approximate future minimum annual noncancelable rental commitments required under these agreements with initial terms in excess of one year are as follows:

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

Year ended September 30:
2016	$17,339
2017	16,577
2018	15,846
2019	13,335
2020	13,552
2021 and thereafter	29,359
$106,008
(14) SEGMENT AND GEOGRAPHICAL INFORMATION
The Company’s reportable segments are described in note 1 and each are individually managed and provide separate services which require specialized expertise for the provision of those services. Revenues by segment represents fees earned on the various services offered within each segment. Segment profit represents each segment’s profit, which consists of segment revenues, less (1) direct expenses including compensation, employee recruitment, and travel, meals and entertainment, professional fees and bad debt and (2) expenses allocated by headcount such as communications, rent, depreciation and amortization and office expense. The corporate expense category includes costs not allocated to individual segments, including charges related to incentive compensation and share‑based payments to corporate employees, as well as expenses of senior management and corporate departmental functions managed on a worldwide basis including accounting, finance and taxation, human resources, legal, and office services. The following tables present information about revenues, profit and assets by segment and geography.

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Revenues by segment:
Corporate Finance	$89,931	$92,549	$168,328	$170,301
Financial Restructuring	40,930	42,158	79,923	79,829
Financial Advisory Services	27,519	21,587	56,395	47,666
Total revenues	$158,380	$156,294	$304,646	$297,796
Segment profit
Corporate Finance	$20,758	$21,400	$44,184	$42,497
Financial Restructuring	10,872	10,840	20,491	18,416
Financial Advisory Services	6,372	5,079	13,098	11,332
Total segment profit	38,002	37,319	77,773	72,245
Corporate expenses	(20,853)	(9,794)	(36,635)	(20,671)
Other income and expense	(45)	954	1,067	1,531
Income before provision for income taxes	$17,104	$28,479	$42,205	$53,105

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

	September 30, 2015	March 31, 2015
Assets by segment:
Corporate Finance	$286,437	$234,966
Financial Restructuring	190,862	186,234
Financial Advisory Services	106,414	98,688
Total segment assets	583,713	519,888
Corporate assets	397,290	709,960
Total assets	$981,003	$1,229,848

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Revenues by Geography:
United States	$140,326	$135,565	$275,575	$267,260
International	18,054	20,729	29,071	30,536
Total revenues	$158,380	$156,294	$304,646	$297,796

	September 30, 2015	March 31, 2015
Assets by Geography:
United States	$674,245	$948,054
International	306,758	281,794
Total assets	$981,003	$1,229,848
(15) SUBSEQUENT EVENTS
The Company has evaluated subsequent events from the consolidated balance sheet date through the date at which the consolidated financial statements were available to be issued. As a result of that evaluation, we have determined that there were no additional subsequent events requiring disclosure in the financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
The following discussion should be read together with our consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. We have made statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as "may," "might," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "intend," "predict," "potential" or "continue," the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward- looking statements, including but not limited to the factors listed under the heading "Cautionary Note Regarding Forward-Looking Statements in the Prospectus filed with the SEC on August 14, 2015 (our "IPO Prospectus"). In particular, you should also consider the numerous risks outlined under "Risk Factors" in our IPO Prospectus. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements.

You should not rely upon forward-looking statements as a prediction of future events. We are under no duty to and we do not undertake any obligation to update or review any of these forward-looking statements after the date of this filing to conform our prior statements to actual results or revised expectations whether as a result of new information, future developments or otherwise.

Key Financial Measures
Fee Revenue
Fee revenue reflects revenues from our Corporate Finance, Financial Restructuring, and Financial Advisory Services business segments that substantially consist of fees for advisory services.
Revenue for all three business segments is recognized when earned and realizable. The amount and timing of the fees paid vary by the type of engagement. In general, advisory fees are paid at the time an engagement letter is signed ("Retainer Fees"), during the course of the engagement ("Progress Fees"), or upon the successful completion of a transaction or engagement ("Completion Fees"). Retainer Fees are generally recognized on a monthly basis, except in situations where there is uncertainty as to the timing of collection of the amount due. Progress Fees are recognized based on management’s estimates of the relative proportion of services provided through the financial reporting date to the total services required to be performed. Completion Fees are recognized only upon substantial completion of the contingencies stipulated by the engagement agreement. In some cases, approval of our fees is required from the courts or other regulatory authority; in these circumstances, the recognition of revenue is often deferred until approval is granted. However, if the fee that is going to be collected from the client is fixed and determinable, and the collectability of the fee is reasonably assured, there are instances when revenue recognition prior to such approval is appropriate under GAAP. In instances when the revenue recognized on a specific engagement exceeds the amounts billed, unbilled work-in-process is recorded. Billed receivables are recorded as accounts receivable in the statement of financial condition. See Note 2 included in Part I, Item 1 of this Form 10-Q for a more detailed discussion.
Corporate Finance. Our Corporate Finance business segment earns fees from our clients for providing general financial advisory services in addition to advice on mergers and acquisitions and capital markets advisory offerings. We advise public and private institutions on a wide variety of situations, including buy side and sell side transactions, as well as leveraged loans, private mezzanine debt, high‑yield debt, initial public offerings, follow‑ons, convertibles, equity private placements, private equity and liability management transactions, and advise financial sponsors on all types of transactions. The majority of our Corporate Finance revenues consists of Completion Fees. A Corporate Finance transaction can fail to be completed for many reasons that are outside of our control. In these instances, our fees are generally limited to the initial Retainer Fee and in some cases Progress Fees that may have been earned.
Financial Restructuring. Our Financial Restructuring business segment earns fees from our clients for providing advice to debtors and creditors in connection with recapitalization/deleveraging transactions implemented both through bankruptcy proceedings and though out‑of‑court exchanges, consent solicitations or other mechanisms, as well as in distressed mergers and acquisitions and capital markets activities. As part of these engagements, our Financial Restructuring business segment offers a wide range of advisory services to our clients, including: the structuring, negotiation, and confirmation of plans of reorganization; structuring and analysis of exchange offers; corporate viability assessment; dispute resolution and expert testimony; and procuring debtor in possession financing. Although atypical, a Financial Restructuring transaction can fail to be completed for many reasons that are outside of our control. In these instances, our fees are generally limited to the initial Retainer Fees and/or Progress Fees.
Financial Advisory Services. Our Financial Advisory Services business segment earns fees from our clients for providing valuations of various assets including: companies, illiquid debt and equity securities, and intellectual property (among other assets and liabilities). These valuations are used for financial reporting, tax reporting, and other purposes. In addition, our Financial Advisory Services business segment renders fairness opinions in connection with mergers and acquisitions and other transactions, solvency opinions in connection with corporate spin‑offs and dividend recapitalizations, and other types of financial opinions in connection with other transactions. Also, Financial Advisory Services provides dispute resolution services to clients where fees are usually based on the hourly rates of our financial professionals. Lastly, Financial Advisory Services provides strategic consulting services to clients where fees are either fixed or based on the hourly rates of our consulting professionals. Unlike our Corporate Finance or Financial Restructuring segments, the fees generated in our Financial Advisory Services segment are generally not contingent on the successful completion of a transaction.
Operating Expenses
Our operating expenses are classified as employee compensation and benefits expenses and non‑compensation expenses; headcount is the primary driver of our operating expenses. Expenses are recorded on the combined statements of operations, net of any expenses reimbursed by clients.

Employee Compensation Expenses. Our employee compensation expenses, which account for the majority of our operating expenses, are determined by management based on revenues earned, headcount, the competitiveness of the prevailing labor market, and anticipated compensation requirements for our employees. These factors may fluctuate, and as a result, our employee compensation expenses may fluctuate materially in any particular period. Accordingly, the amount of employee compensation expenses recognized in any particular period may not be consistent with prior periods or indicative of future periods.
Our employee compensation expenses consist of base salary, payroll taxes, benefits, annual incentive compensation payable as cash bonus awards, deferred cash bonus awards, and the amortization of equity‑based bonus awards for employees. Base salary and benefits are paid ratably throughout the year. Our annual equity-based bonus awards include fixed share compensation awards and fixed dollar awards as a component of the annual bonus awards for certain employees. These equity awards are generally subject to annual vesting requirements over a three- or four‑year period beginning at the date of grant, which occurs in the first quarter of each year; accordingly, expenses are amortized over the stated vesting period. The unvested portion of these awards is subject to forfeitures should the employee depart from the Company. Cash bonuses, which are accrued monthly, are discretionary and dependent upon a number of factors including the Company's performance and are generally paid in April of each year with respect to prior year performance. Generally, a portion of the cash bonus is also deferred and paid in the third quarter of the next fiscal year.
Non‑Compensation Expenses. The balance of our operating expenses includes costs for travel and related expenses, marketing, rent, information technology services, professional fees, communications, depreciation and amortization, acquisition and transaction costs, and other operating expenses. We refer to all of these expenses as non‑compensation expenses. The majority of our non‑compensation expenses, including travel and related expenses, marketing, rent, information technology services, professional fees and communications, fluctuate in response to changes in headcount. Reimbursed client expenses are netted against non‑compensation expenses.
Other Income and Expenses
Other income and expenses includes (i) interest income earned on non‑marketable securities, cash and cash equivalents, loans receivable from affiliates and employee loans, (ii) interest expense associated with our Revolving Credit Facility (defined herein), loans payable to affiliate and loans payable to former shareholders, and (iii) equity income from funds and partnership interests where we have more than a minor ownership interest or more than minor influence over operations but do not have a controlling interest and are not the primary beneficiary.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest primarily represents the income associated with persons other than Houlihan Lokey that are our co‑investors in a consolidated subsidiary that holds an equity method investment in an unconsolidated entity.
Results of Consolidated Operations
The following is a discussion of our results of operations for the three and six months ended September 30, 2015 and 2014. For a more detailed discussion of the factors that affected the revenues and the operating expenses of our Corporate Finance, Financial Restructuring and Financial Advisory Services business segments in these periods, see Part I, Item 2 of this Form 10-Q under the heading “Business Segments” below.

	Three Months Ended September 30,			Six Months Ended September 30,
($ in thousands)	2015	2014	Change	2015	2014	Change
Fee Revenue	$158,380	$156,294	1%	$304,646	$297,796	2%
Operating expenses:
Employee compensation	111,256	109,412	2%	204,945	207,823	(1)%
Non‑compensation expenses	29,687	19,495	52%	58,484	38,537	52%
Total operating expenses	140,943	128,907	9%	263,429	246,360	7%
Operating Income	17,437	27,387	(36)%	41,217	51,436	(20)%
Other income and expenses	(333)	1,092	(130)%	988	1,669	(41)%
Income before provision for income taxes	17,104	28,479	(40)%	42,205	53,105	(21)%
Provision for income taxes	7,849	11,867	(34)%	17,879	22,136	(19)%
Net income	$9,255	$16,612	(44)%	$24,326	$30,969	(21)%
Net income attributable to noncontrolling interest	—	(21)	(100)%	(26)	(20)	30%
Net income attributable to Houlihan Lokey, Inc.	$9,255	$16,591	(44)%	$24,300	$30,949	(21)%

Three Months Ended September 30, 2015 versus September 30, 2014
Fee revenue was $158.4 million for the three months ended September 30, 2015, compared with $156.3 million for the three months ended September 30, 2014, representing an increase of 1%. Corporate Finance revenues decreased 3%, Financial Restructuring revenues decreased 3% and Financial Advisory Services revenues increased 27%, compared with the three months ended September 30, 2014.
Operating expenses were $140.9 million for the three months ended September 30, 2015 compared with $128.9 million for the three months ended September 30, 2014, an increase of 9%. Employee compensation expenses, as a component of operating expenses, were $111.3 million for the three months ended September 30, 2015 compared with $109.4 million for the three months ended September 30, 2014, an increase of 2%. The small increase in employee compensation expenses was due to slightly higher revenues for the quarter and higher compensation to employees as a result of the amortization of pre-IPO stock and cash grants. The ratio of compensation expense to revenues ("Compensation Ratio") was 70% for each of the three months ended September 30, 2015 and 2014. Non‑compensation expenses, as a component of operating expenses, were $29.7 million for the three months ended September 30, 2015 compared with $19.5 million for the three months ended September 30, 2014, an increase of 52%. The increase in non-compensation expenses was primarily a result of (i) expenses associated with our IPO of $6.8 million, as well as corporate reorganization and related activities, (ii) transaction expenses associated with the closing of the McQueen Ltd. ("McQueen") acquisition in September 2015 and the MESA Securities, Inc. ("MESA") acquisition in June 2015, and (iii) increases in non-compensation expenses as a result of being a public company. Acquisition expenses and acquisition-related amortization of intangible assets are a component of non-compensation expenses and were $1.7 million for the three months ended September 30, 2015, compared with $0.8 million for the three months ended September 30, 2014.
Other income and expenses were $(0.3) million for the three months ended September 30, 2015, compared with $1.1 million for the three months ended September 30, 2014, a decrease of 130%. The reduction in other income and (expenses) was primarily a result of (i) lower interest income generated on lower cash balances for the quarter as a result of the dividend paid to shareholders on August 18, 2015 and (ii) start-up losses associated with our Australian joint-venture.
The provision for income taxes for the three months ended September 30, 2015 was $7.8 million, which reflected an effective tax rate of 45.9%. The provision for income taxes for the three months ended September 30, 2014 was $11.9 million, which reflected an effective tax rate of 41.7%. The increase in the effective tax rate was a due to a significant portion of the professional services fees associated with the IPO being non-tax deductible.

Six Months Ended September 30, 2015 versus September 30, 2014
Fee revenue was $304.6 million for the six months ended September 30, 2015, compared with $297.8 million for the six months ended September 30, 2014, representing an increase of 2%. For the six months ended September 30, 2015, Corporate Finance revenues decreased 1%, Financial Restructuring revenues were essentially unchanged and Financial Advisory Services revenues increased 18%, compared with the six months ended September 30, 2014.
Operating expenses were $263.4 million for the six months ended September 30, 2015, compared with $246.4 million for the six months ended September 30, 2014, an increase of 7%. Employee compensation expenses, as a component of operating expenses, were $204.9 million for the six months ended September 30, 2015, compared with $207.8 million for the six months ended September 30, 2014, a decrease of 1%. The decrease in employee compensation expenses was due to higher non-compensation expenses that resulted in reduced compensation that was available to employees. The Compensation Ratio was 67% for the six months ended September 30, 2015, compared with 70% for the six months ended September 30, 2014. Non‑compensation expenses, as a component of operating expenses, were $58.5 million for the six months ended September 30, 2015, compared with $38.5 million for the six months ended September 30, 2014, an increase of 52%. The increase in non-compensation expenses was primarily a result of (i) professional service and transaction expenses associated with our IPO of $12.8 million, as well as corporate reorganization and related activities, (ii) transaction expenses associated with the closing of both the MESA and the McQueen acquisitions, and (iii) increases in non-compensation expenses as a result of being a public company. Acquisition expenses and acquisition-related amortization of intangible assets are a component of non-compensation expenses and were $2.2 million for the six months ended September 30, 2015 compared with $1.1 million for the six months ended September 30, 2014.
Other income and expenses were $1.0 million for the six months ended September 30, 2015 compared with $1.7 million for the six months ended September 30, 2014, a decrease of 41%. The reduction in other income and (expenses) was primarily a result of (i) lower interest income generated on lower cash balances for the second quarter as a result of the dividend paid to shareholders on August 18, 2015 and (ii) start-up losses associated with our Australian joint-venture.
The Company’s provision for income taxes was $17.9 million for the six months ended September 30, 2015, and $22.1 million for the six months ended September 30, 2014. This represents effective tax rates of 42.4% for the six months ended September 30, 2015 and 41.7% for the six months ended September 30, 2014. The increase in the effective tax rate was a due to a significant portion of the professional services fees associated with the IPO being non-tax deductible.
Business Segments
The following table presents revenues, expenses, and contributions from our continuing operations by business segment. The revenues by segment represents each segment’s revenues, and the profit by segment represents profit for each segment before corporate expenses, other income and expenses, and income taxes.

	Three Months Ended September 30,			Six Months Ended September 30,
($ in thousands)	2015	2014	Change	2015	2014	Change
Revenues by Segment
Corporate Finance	$89,931	$92,549	(3)%	$168,328	$170,301	(1)%
Financial Restructuring	40,930	42,158	(3)%	79,923	79,829	—%
Financial Advisory Services	27,519	21,587	27%	56,395	47,666	18%
Total Revenues	158,380	156,294	1%	304,646	297,796	2%
Segment Profit (1)
Corporate Finance	$20,758	$21,400	(3)%	$44,184	$42,497	4%
Financial Restructuring	10,872	10,840	—%	20,491	18,416	11%
Financial Advisory Services	6,372	5,079	25%	13,098	11,332	16%
Total Segment Profit	38,002	37,319	2%	77,773	72,245	8%
Corporate Expenses	(20,853)	(9,794)	113%	(36,635)	(20,671)	77%
Other Income and Expense	(45)	954	(105)%	1,067	1,531	(30)%
Income Before Provision for Income Taxes	$17,104	$28,479	(40)%	$42,205	$53,105	(21)%

(1)
We adjust the compensation expenses for a business segment in situations where an employee assigned to one business segment is performing work in another business segment, and we want to adequately reflect the compensation expense in the business segment where the revenue is being booked.

Corporate Finance
Three Months Ended September 30, 2015 versus September 30, 2014
Revenues for Corporate Finance were $89.9 million for the three months ended September 30, 2015, compared with $92.5 million for the three months ended September 30, 2014, representing a decrease of 3%. The decline in revenues was a result of fewer transaction closings resulting in lower fee revenue for the three months ended September 30, 2015, compared with the three months ended September 30, 2014.
Segment profit for Corporate Finance was $20.8 million for the three months ended September 30, 2015, compared with $21.4 million for the three months ended September 30, 2014, representing a decrease of 3%. The decline in segment profit was a result of the corresponding decline in revenues for the quarter.
Six Months Ended September 30, 2015 versus September 30, 2014
Revenues for Corporate Finance were $168.3 million for the six months ended September 30, 2015, compared with $170.3 million for the six months ended September 30, 2014, representing a decrease of 1%. The decline in revenues was a result of fewer transaction closings resulting in lower fee revenue for the six months ended September 30, 2015, compared with the six months ended September 30, 2014.
Segment profit for Corporate Finance was $44.2 million for the six months ended September 30, 2015, compared with $42.5 million for the six months ended September 30, 2014, representing an increase of 4%. The increase in segment profit was a result of lower employee compensation expenses, which more than offset higher non-compensation expenses.

Financial Restructuring
Three Months Ended September 30, 2015 versus September 30, 2014
Revenues for Financial Restructuring were $40.9 million for the three months ended September 30, 2015, compared with $42.2 million for the three months ended September 30, 2014, representing a decrease of 3%. The decrease in revenues was primarily a result of fewer transaction closings resulting in lower fee revenue for the three months ended September 30, 2015, compared with the three months ended September 30, 2014.
Segment profit for Financial Restructuring was $10.9 million for the three months ended September 30, 2015, compared with $10.8 million for the three months ended September 30, 2014, essentially flat for the quarter.
Six Months Ended September 30, 2015 versus September 30, 2014
Revenues for Financial Restructuring were $79.9 million for the six months ended September 30, 2015, compared with $79.8 million for the six months ended September 30, 2014, essentially flat for the period.
Segment profit for Financial Restructuring was $20.5 million for the six months ended September 30, 2015, compared with $18.4 million for the six months ended September 30, 2014, an increase of 11%. The increase in segment profit was primarily due to lower compensation expenses for the six month period ended September 30, 2015, compared with the six month period ended September 30, 2014, which were partially offset by higher non-compensation expenses over the same period.

Financial Advisory Services
Three Months Ended September 30, 2015 versus September 30, 2014
Revenues for Financial Advisory Services were $27.5 million for the three months ended September 30, 2015, compared with $21.6 million for the three months ended September 30, 2014, representing an increase of 27%. The increase in revenues was primarily a result of (i) continued strength in the mergers and acquisitions markets which drove revenue across the Financial Advisory Services transaction-based product lines, (ii) continued strength in non-transaction based product lines with the addition of new clients and growth from existing clients, and (iii) the inclusion of three months of revenues from the strategic consulting group, which was formed as a result of the Company's acquisition of Bridge Strategy Group in January 2015 (the "Bridge Acquisition")

and, therefore, was not included in the three months ended September 30, 2014.
Segment profit for Financial Advisory Services was $6.4 million for the three months ended September 30, 2015, compared with $5.1 million for the three months ended September 30, 2014, representing an increase of 25%. The increase in segment profit was a result of the corresponding increase in revenues for the quarter.
Six Months Ended September 30, 2015 versus September 30, 2014
Revenues for Financial Advisory Services were $56.4 million for the six months ended September 30, 2015 compared with $47.7 million for the six months ended September 30, 2014, representing an increase of 18%. The increase in revenues was primarily a result of (i) continued strength in the mergers and acquisitions markets which drove revenue across the Financial Advisory Services transaction-based product lines, (ii) continued strength in the non-transaction based product lines with the addition of new clients and growth from existing clients, and (iii) the inclusion of six months of revenues from the Bridge acquisition which were not included in the six months ended September 30, 2014.
Segment profit for Financial Advisory Services was $13.1 million for the six months ended September 30, 2015 compared with $11.3 million for the six months ended September 30, 2014, representing an increase of 16%. The increase in segment profit was a result of the corresponding increase in revenues.

Corporate Expenses
Three Months Ended September 30, 2015 versus September 30, 2014
Corporate expenses were $20.9 million for the three months ended September 30, 2015 compared with $9.8 million for three months ended September 30, 2014, representing an increase of 113%. This was primarily a result of (i) expenses associated with our IPO, corporate reorganization and related activities, (ii) increases in acquisition-related transaction expenses and amortization and (iii) increases in non-compensation expenses as a result of being a public company.
Six Months Ended September 30, 2015 versus September 30, 2014
Corporate expenses were $36.6 million for the six months ended September 30, 2015, compared with $20.7 million for six months ended September 30, 2014, representing an increase of 77%. This was primarily a result of (i) expenses associated with our IPO, corporate reorganization and related activities, (ii) increases in acquisition related transaction expenses and amortization and (iii) increases in non-compensation expenses as a result of being a public company.

Liquidity and Capital Resources
Our current assets comprise cash, a loan receivable from an affiliate, and receivables related to fees earned from providing advisory services. Our current liabilities include accrued expenses, including accrued employee compensation expenses.
Our cash and cash equivalents include cash held at banks. We have not experienced any losses in our cash accounts. We maintain certain minimum levels of cash on hand in support of regulatory requirements for our registered broker/dealer. In August 2015, prior to the consummation of the IPO, Fram paid a dividend to its shareholders in connection with which the receivable from ORIX USA was repaid in full. A portion of the dividend was paid to ORIX USA in the form of a $45.0 million note that bears interest at a rate of LIBOR plus 165 basis points and is payable quarterly. Excess cash on hand in our U.K. subsidiary is generally maintained in a receivable owned by ORIX Global Capital Ltd. (“OGC”), a U.K. subsidiary of ORIX Corporation (the “Cash Management Agreement”). OGC pays interest to us under the Cash Management Agreement at a rate of LIBOR plus 165 basis points, calculated and payable monthly.
The Company's Board of Directors has declared a quarterly cash dividend of $0.15 per share of common stock, payable on December 15, 2015 to shareholders of record on December 4, 2015.
As of September 30, 2015 and March 31, 2015, our cash and cash equivalents were $97.8 million and $88.7 million, respectively, and our loan receivable from OGC was $54.9 million and $71.5 million, respectively.
Our liquidity is highly dependent upon cash receipts from clients which in turn are generally dependent upon the successful completion of transactions as well as the timing of receivable collections, which typically occurs within 60 days of billing. As of September 30, 2015 and March 31, 2015, accounts receivables were $55.1 million and $57.5 million, respectively.
We currently maintain a revolving line of credit pursuant to a loan agreement, dated as of August 18, 2015, by and among

Houlihan Lokey, certain domestic subsidiaries of Houlihan Lokey party thereto and Bank of America, N.A., which provides for a revolving line of credit of $75.0 million that expires on August 18, 2017 (the "Revolving Credit Facility"). As of September 30, 2015, there were no amounts outstanding under the Revolving Credit Facility. The loan agreement requires compliance with certain loan covenants including but not limited to minimum EBITDA and leverage ratios. As of September 30, 2015, we were and we expect to continue to be in compliance with such covenants.
Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of our incentive compensation during November and April of each fiscal year. A summary of our operating, investing, and financing cash flows is as follows:

	Six Months Ended September 30,
($ in thousands)	2015	2014	Change
Cash (used in) provided by
Operating activities:
Net income	$24,326	$30,969	(21)%
Non‑cash charges	19,788	15,524	27%
Other operating activities	(103,159)	(29,180)	254%
Total operating activities	(59,045)	17,313	(441)%
Investing activities	163,270	(50,779)	422%
Financing activities	(94,798)	(1,581)	N/M
Effect of exchange rate changes	(312)	(1,263)	75%
Net increase (decrease) in cash and cash equivalents	9,115	(36,310)	125%
Cash and cash equivalents—beginning of year	88,662	109,420	(19)%
Cash and cash equivalents—end of year	$97,777	$73,110	34%

Six Months Ended September 30, 2015
Operating activities resulted in a net outflow of $59.0 million primarily attributable to annual bonuses paid in April 2015. Investing activities resulted in a net inflow of $163.3 million primarily attributable to a decrease in receivables from affiliates as the receivable from ORIX USA was paid in full in conjunction with the payment of a pre-IPO dividend. Financing activities resulted in a net outflow of $94.8 million primarily related to dividend distributions.
Six Months Ended September 30, 2014
Operating activities resulted in a net inflow of $17.3 million due primarily to decreases in accounts receivables and unbilled work-in-progress. Investing activities resulted in a net outflow of $50.8 million primarily attributable to a decrease an receivables from affiliates as the Company invested its excess cash on hand. Financing activities resulted in a net outflow of $1.6 million primarily related to dividend distributions.
Off‑Balance Sheet Arrangements
We do not invest in any off‑balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our combined financial statements except for those described in our IPO Prospectus.
Critical Accounting Policies and Estimates
The preparation of consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period for which they are determined to be necessary.
There have been no material changes to the critical accounting policies disclosed in our IPO Prospectus.
Recent Accounting Developments
For a discussion of recently issued accounting developments and their impact or potential impact on our consolidated financial statements, see Note 2—Summary of Significant Accounting Policies to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Market Risk and Credit Risk
Our business is not capital‑intensive and we generally do not issue debt or invest in derivative instruments. As a result, we are not subject to significant market risk (including interest rate risk, foreign currency exchange rate risk and commodity price risk) or credit risk.
Risks Related to Cash and Short Term Investments
Our cash is maintained in United States and non‑United States bank accounts. We have exposure to foreign exchange risks through our London (GBP) entity. However, we believe our cash is not subject to any material interest rate risk, equity price risk, credit risk or other market risk. Consistent with our past practice, we expect to maintain our cash in bank accounts or highly liquid securities, including a demand note from OGC under the Cash Management Agreement.
Exchange Rate Risk
We are exposed to the risk that the exchange rate of the United States dollar relative to other currencies may have an adverse effect on the reported value of our non‑United States dollar denominated or based assets and liabilities. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the currencies in the countries in which we operate and the United States dollar, in which our financial statements are denominated. For the six months ended September 30, 2015 and 2014 the net impact of the fluctuation of foreign currencies in other comprehensive income within the unaudited consolidated statements of comprehensive income was $(1.3) million. From time to time, we have entered into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods.
Credit Risk
We regularly review our accounts receivable and allowance for doubtful accounts by considering factors such as historical experience, credit quality, age of the accounts receivable and recoverable expense balances, and the current economic conditions that may affect a customer’s ability to pay such amounts owed to us. We maintain an allowance for doubtful accounts that, in our opinion, provides for an adequate reserve to cover losses that may be incurred.
Item 4.    Controls and Procedures
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during the fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II.    OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently a party to any material litigation.

Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in our IPO Prospectus.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On August 18, 2015, we issued an aggregate of 65,118,085 shares of Class B common stock to our existing convertible note and equity holders, of which 12,075,000 shares of Class B common stock were converted into shares of Class A common stock and sold to the public in our initial public offering. The shares of Class B common stock were issued in connection with an internal corporate restructuring to separate the Houlihan Lokey business from other assets which had been separately managed and controlled by ORIX USA but historically held within the consolidated corporate ownership structure of our indirect parent. The Company did not receive any proceeds from the issuance of the shares referred to above.
In September 2015, the Company issued 278,808 shares of Class B common stock at an agreed price of $21.00 per share to the sellers in conjunction with the acquisition of McQueen.
Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions.

None of the foregoing issuances of unregistered equity securities involved any underwriters, underwriting discounts or commissions, or any public offering, and, to the extent any such issuances constituted sales of unregistered equity securities, we believe that such transactions were originally exempt from the registration requirements of the Securities Act in reliance on Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan approved by our board of directors, or Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering, based in part on representations from the recipients regarding their investment intention, sophistication, net worth and access to information concerning us.

Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
None.
Item 6.    Exhibits
A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOULIHAN LOKEY, INC.

Date: November 12, 2015	/s/ SCOTT L. BEISER
Scott L. Beiser
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2015	/s/ J. LINDSEY ALLEY
J. Lindsey Alley
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Houlihan Lokey, Inc., dated August 18, 2015	8-K	333-205610	3.1	8/21/15
3.2	Amended and Restated Bylaws of the Company, dated August 18, 2015	8-K	333-205610	3.2	8/21/15
10.1	Stockholders’ Agreement, dated as of August 18, 2015, by and among the Company and the holders identified therein	8-K	333-205610	10.1	8/21/15
10.2	Registration Rights Agreement, dated as of August 18, 2015, by and between the Company and ORIX HLHZ Holding, LLC	8-K	333-205610	10.2	8/21/15
10.3	Registration Rights Agreement, dated as of August 18, 2015, by and among the Company and the stockholders party thereto	8-K	333-205610	10.3	8/21/15
10.4	Transition Services Agreement, dated as of August 18, 2015, by and between ORIX USA, LP and the Company	8-K	333-205610	10.4	8/21/15
10.5	Amended and Restated Subordinated Promissory Note, effective as of August 18, 2015, issued by the Company to ORIX USA Corporation	8-K	333-205610	10.5	8/21/15
10.6	Credit Agreement, dated as of August 18, 2015, by and among the Company, certain domestic subsidiaries of the Company party thereto and Bank of America, N.A.	8-K	333-205610	10.6	8/21/15
10.7	Houlihan Lokey, Inc. 2016 Incentive Award Plan					*
10.8	Form of Restricted Stock Award Agreement under the Houlihan Lokey, Inc. 2016 Incentive Award Plan	S-8	333-206337	99.2	8/12/15
10.9	Form of Restricted Stock Unit Award Agreement under the Houlihan Lokey, Inc. 2016 Incentive Award Plan	S-8	333-206337	99.3	8/12/15
10.10	Amended and Restated Tax Sharing Agreement, dated as of August 18, 2015, by and among ORIX USA Corporation, HL Transitory Merger Company, Inc., the Company, and all corporations that are as of this date eligible to file a consolidated return as a member of the affiliated group of ORIX USA Corporation within the meaning of Section 1504(a) of the Internal Revenue Code of 1986, as amended, including ORIX Commercial Alliance Corporation, ORIX Real Estate Capital, Inc., and ORIX Capital Markets, LLC	8-K	333-205610	10.7	8/21/15
10.11	Cash Management Agreement, entered into on August 18, 2015, by and between Houlihan Lokey Capital (Holdings) Ltd. And ORIX Global Capital, Ltd.	8-K	333-205610	10.8	8/21/15
10.12	Guarantee Agreement, dated as of August 18, 2015, by and between Houlihan Lokey Capital (Holdings) Ltd. and ORIX USA Corporation	8-K	333-205610	10.9	8/21/15
10.13	Letter Agreement, dated as of August 18, 2015, by and among the Company, ORIX USA Corporation and Fram Holdings, LLC	8-K	333-205610	10.10	8/21/15
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

Incorporated by Reference
32.1	Section 1350 Certification of Chief Executive Officer	**
32.2	Section 1350 Certification of Chief Financial Officer	**
101.INS†	XBRL Instance Document	**
101.SCH†	XBRL Taxonomy Extension Schema Document	**
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document	**
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document	**
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document	**
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document	**

*     Filed herewith.
**     Furnished herewith.

†
In accordance with Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections