Form 10-Q
period 2015-12-31
HOULIHAN LOKEY, INC.
filed 2016-02-11
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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
(310) 788-5200
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of February 11, 2016, the registrant had 12,084,524 shares of Class A common stock, $0.001 par value per share, and 53,239,440 shares of Class B common stock, $0.001 par value per share, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data and par value)

	December 31, 2015	March 31, 2015
	(unaudited)
Assets
Cash and cash equivalents	$131,927	$88,662
Accounts receivable, net of allowance for doubtful accounts of $5,473 and $4,625 at December 31 and March 31, 2015, respectively	43,057	57,488
Unbilled work in process	68,336	42,547
Investments in unconsolidated entities	4,487	14,395
Receivable from affiliates	26,318	327,921
Property and equipment—at cost, net of accumulated depreciation of $31,297 and $28,355 at December 31 and March 31, 2015, respectively	18,277	16,489
Goodwill and other intangibles	715,307	652,806
Other assets	18,466	29,540
Total assets	$1,026,175	$1,229,848
Liabilities and Stockholders' Equity
Liabilities:
Accrued salaries and bonuses	$196,736	$301,285
Accounts payable and accrued expenses	35,924	37,190
Deferred income	4,772	3,064
Income taxes payable	25,012	9,760
Deferred income taxes	39,929	41,453
Loan payable to affiliate	45,000	—
Loans payable to former shareholders	17,512	—
Loan payable to non-affiliate	15,233	—
Other liabilities	9,095	11,208
Total liabilities	389,213	403,960
Redeemable noncontrolling interest	2,041	1,382
Commitments and contingencies
Stockholders' equity:
Common stock, $0.10 par value. Authorized 2,500,000 shares; issued and outstanding 587,866 shares	—	59
Class A common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 12,084,524 shares	12	—
Class B common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 53,239,440 shares	53	—
Additional paid-in capital	626,702	670,182
Retained earnings	19,021	170,929
Accumulated other comprehensive loss	(10,622)	(11,338)
Stock subscription receivable	(245)	(7,135)
Total equity attributable to Houlihan Lokey, Inc.	634,921	822,697
Noncontrolling interest	—	1,809
Total stockholders' equity	634,921	824,506
Total liabilities and stockholders' equity	$1,026,175	$1,229,848

The accompanying notes are an integral part of these unaudited interim financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands, except per share data)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Fee revenue	$205,523	$196,608	$510,169	$494,404
Operating expenses:
Employee compensation and benefits	135,981	138,737	340,926	346,560
Travel, meals, and entertainment	6,699	5,026	16,897	13,412
Rent	7,021	6,110	19,373	18,505
Depreciation and amortization	1,921	1,390	5,066	4,186
Information technology and communications	4,656	3,938	11,530	10,154
Professional fees	2,829	1,639	18,788	3,396
Other operating expenses(a)	2,198	2,317	10,433	7,163
Provision (recovery) for bad debts	532	838	2,253	2,979
Total operating expenses	161,837	159,995	425,266	406,355
Operating income	43,686	36,613	84,903	88,049
Interest income (expense), net(b)	(739)	1,269	327	2,799
Income (loss) from investments in unconsolidated entities	(355)	177	(433)	316
Income before provision for income taxes	42,592	38,059	84,797	91,164
Provision for income taxes	19,931	13,874	37,810	36,010
Net income	22,661	24,185	46,987	55,154
Net income attributable to noncontrolling interests	—	(25)	(26)	(45)
Net income attributable to Houlihan Lokey, Inc.	$22,661	$24,160	$46,961	$55,109
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,003	(1,229)	716	(2,535)
Comprehensive income attributable to Houlihan Lokey, Inc.	$24,664	$22,931	$47,677	$52,574

Attributable to Houlihan Lokey, Inc. common stockholders: (c)
Weighted average shares of common stock outstanding:
Basic	59,410,797	57,318,645	58,944,776	57,054,867
Fully Diluted	65,405,521	60,314,140	62,864,435	60,078,199
Net income per share of common stock
Basic	$0.38	$0.42	$0.80	$0.97
Fully Diluted	$0.35	$0.40	$0.75	$0.92

(a)
including related party expenses of $0 and $636 during the three months ended December 31, 2015 and 2014, respectively, and of $660 and $1,617 during the nine months ended December 31, 2015 and 2014, respectively.

(b)
including related party interest income of $166 and $1,176 during the three months ended December 31, 2015 and 2014, respectively, related party interest expense of $564 and $668 during the three and nine months ended December 31, 2015, respectively and related party interest income of $1,848 and $2,658 during the nine months ended December 31, 2015 and 2014, respectively.

(c)
the number of shares and per share amounts for the periods presented have been retroactively restated to reflect the conversion of Fram shares to HLI shares at a ratio of 10.425 shares to each share of Fram stock. Please see Note 1 for additional information on the conversion.

The accompanying notes are an integral part of these unaudited interim financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Nine Months Ended December 31, 2014 and 2015
($ in thousands)
(unaudited)

	Common - shares		Class A - shares		Class B - shares
	Shares	$	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Stock Subscriptions Receivable	Equity attributable to Houlihan Lokey, Inc.	Noncontrolling interest	Total stockholders' equity
Balances – April 1, 2014	587,866	$59	—	$—	$—	$—	$636,616	$91,936	$(8,903)	$(7,770)	$711,938	$1,751	$713,689
Fram shares issued (note 4)	—	—	—	—	—	—	17,837	—	—	—	17,837	—	17,837
Fram stock compensation vesting (note 11)	—	—	—	—	—	—	13,164	—	—	—	13,164	—	13,164
Fram share redemptions (note 4)	—	—	—	—	—	—	(4,191)	—	—	—	(4,191)	—	(4,191)
Dividend	—	—	—	—	—	—	—	(663)	—	—	(663)	—	(663)
Stock subscriptions receivable issued, net	—	—	—	—	—	—	—	—	—	585	585	—	585
Net income	—	—	—	—	—	—	—	55,109	—	—	55,109	45	55,154
Change in unrealized translation	—	—	—	—	—	—	—	—	(2,535)	—	(2,535)	—	(2,535)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	52,574	45	52,619
Balances-December 31, 2014	587,866	$59	—	$—	$—	$—	$663,426	$146,382	$(11,438)	$(7,185)	$791,244	$1,796	$793,040

	Common - shares		Class A - shares		Class B - shares
	Shares	$	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Stock Subscriptions Receivable	Equity attributable to Houlihan Lokey, Inc.	Noncontrolling interest	Total stockholders' equity
Balances – April 1, 2015	587,866	$59	—	$—	$—	$—	$670,182	$170,929	$(11,338)	$(7,135)	$822,697	$1,809	$824,506
Fram shares issued (note 4)	—	—	—	—	—	—	12,207	—	—	—	12,207	—	12,207
Fram stock compensation vesting (note 11)	—	—	—	—	—	—	21,046	—	—	—	21,046	—	21,046
Fram share redemptions (note 4)	—	—	—	—	—	—	(763)	—	—	—	(763)	—	(763)
Dividends	—	—	—	—	—	—	(74,432)	(198,321)	—	4,170	(268,583)	(1,835)	(270,418)
Stock subscriptions receivable redeemed	—	—	—	—	—	—	—	—	—	2,720	2,720	—	2,720
Conversion of Fram shares to HLI	(587,866)	(59)	12,075,000	12	53,321,893	53	(6)	—	—	—	—	—	—
Shares issued to non-employee directors (note 13)	—	—	9,524	—	—	—	—	—	—	—	—	—	—
Shares repurchased/forfeited	—	—	—	—	(82,453)	—	(1,532)	—			(1,532)	—	(1,532)
Adjustment of noncontrolling interest to redeemable value	—	—	—	—	—	—	—	(548)	—	—	(548)	—	(548)
Net income	—	—	—	—	—	—	—	46,961	—	—	46,961	26	46,987
Change in unrealized translation	—	—	—	—	—	—	—	—	716	—	716	—	716
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	47,677	26	47,703
Balances-December 31, 2015	—	$—	12,084,524	$12	53,239,440	$53	$626,702	$19,021	$(10,622)	$(245)	$634,921	$—	$634,921

The accompanying notes are an integral part of these unaudited interim financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended December 31, 2015 and 2014
(unaudited) ($ in thousands)

	2015	2014
Cash flows from operating activities:
Net income	$46,987	$55,154
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense	198	(6,221)
Bad debt expense	2,253	2,979
(Income) loss from investments in unconsolidated entities	433	(316)
Depreciation and amortization	5,066	4,186
Compensation expense – Fram restricted share grants (note 11)	25,371	17,107
Changes in operating assets and liabilities:
Accounts receivable	13,861	21,532
Unbilled work in process	(25,414)	568
Other assets	328	4,778
Accrued salaries and bonuses	(113,326)	(29,372)
Accounts payable and accrued expenses	(8,611)	(1,810)
Deferred income	1,700	(1,737)
Income taxes payable	16,645	56,286
Net cash (used in) provided by operating activities	(34,509)	123,134
Cash flows from investing activities:
Acquisition of business, net of cash acquired of $14,688	(34,753)	—
Investments in unconsolidated entities	(2,800)	(1,000)
Investments in other assets	—	(12,900)
Receivables from affiliates	225,102	(134,985)
Purchase of property and equipment	(4,787)	(3,106)
Net cash provided by (used in) investing activities	182,762	(151,991)
Cash flows from financing activities:
Dividends paid	(105,388)	(1,019)
Earnouts paid	(1,417)	(964)
Stock subscriptions receivable issued	—	(360)
Stock subscriptions receivable redeemed	2,720	945
Loans payable to former shareholders redeemed	(2,273)	—
Other financing activities	85	—
Net cash used in financing activities	(106,273)	(1,398)
Effects of exchange rate changes on cash and cash equivalents	1,285	(2,535)
Increase (decrease) in cash and cash equivalents	43,265	(32,790)
Cash and cash equivalents – beginning of period	88,662	109,420
Cash and cash equivalents – end of period	$131,927	$76,630
Supplemental disclosures of noncash activities:
Dividends paid via settlement of receivable from affiliate (note 4)	$94,520	$—
Dividends paid via distribution of non-cash assets	22,800	—
Dividends paid via loan payable to affiliate	45,000	—
Dividends paid via settlement of employee loans	4,170	—
Taxes paid via settlement of receivable from affiliate	901	32,000
Shares issued via settlement of receivable from affiliate (note 4)	—	(13,016)
Shares redeemed via settlement of receivable from affiliate (note 4)	763	4,191
Shares issued as consideration for acquisitions (note 7)	10,410	—
Fully depreciated assets written off	339	1,071
Cash paid during the year:
Interest	$1,108	$215
Taxes	20,466	1,752

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
On August 18, 2015, the Company successfully completed an initial public offering ("IPO") of its Class A common stock.
Prior to a corporate reorganization that was consummated immediately prior to the closing of the IPO, the Company was incorporated in California as Houlihan Lokey, Inc., a California corporation ("HL CA"), and was a wholly-owned indirect subsidiary of Fram Holdings, Inc., a Delaware corporation ("Fram"), which, in turn, was a majority‑owned subsidiary of ORIX USA Corporation, a Delaware corporation ("ORIX USA"), with the remaining minority interest being held by Company employees ("HL Holders"). ORIX USA and the HL Holders held their interests in HL CA indirectly through their ownership of Fram. On July 24, 2015, HL CA merged with and into HL, Inc., with HL, Inc. as the surviving entity. In connection with the IPO, the HL Holders deposited their shares of Class B common stock in HL, Inc. into a voting trust (the "HL Voting Trust") and own such common stock through the HL Voting Trust. Houlihan Lokey has separated from Fram and as a result, common stock in HL, Inc. is held directly by ORIX USA (through ORIX HLHZ Holding, LLC, its wholly-owned subsidiary), the HL Voting Trust, for the benefit of the HL Holders, non-employee directors, and public shareholders.
In addition, prior to the consummation of the IPO, the Company distributed to its existing owners a dividend of $270.0 million, consisting of (i) a short‑term note in the aggregate amount of $197.2 million, which was repaid immediately after the consummation of the IPO, and was allocated $94.5 million to ORIX USA and $102.7 million to the HL Holders, (ii) a note to ORIX USA in the amount of $45 million (see Note 4), and (iii) certain of our non‑operating assets to certain of the HL Holders (consisting of non‑marketable minority equity interests in four separate businesses that range in carrying value from $2.5 million to $11.0 million, and valued in the aggregate at approximately $22.8 million as of June 30, 2015, together with $5.0 million in cash to be used to complete a potential additional investment and in the administration of these assets in the future. All issued and outstanding Fram shares were converted to HL, Inc. common stock at a ratio of 10.425 shares for each share of Fram stock. Immediately following the IPO, there were two classes of authorized HL, Inc. common stock: Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. As of December 31, 2015, there were 12,075,000 Class A shares held by the public, 9,524 Class A shares held by non-employee directors, 31,629,109 Class B shares held by the HL Voting Trust, and 21,610,331 Class B shares held by ORIX USA.
The Company did not receive any proceeds from the sale of our Class A common stock in the IPO.
Expenses related to the corporate reorganization and IPO recorded in the consolidated statements of comprehensive income include the following:

•	$0 and $12,783 of professional service and other third-party fees and expenses associated with the IPO for the three and nine-month periods ended December 31, 2015, respectively;

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

•
$3,286 and $4,332 of compensation expense associated with the amortization of restricted stock granted in connection with the IPO for the three and nine-month periods ended December 31, 2015; amortization expense of restricted stock granted in connection with the IPO is being recognized over a four and one-half year vesting period; and

•
$3,525 and $4,923 of compensation expense associated with the accrual of certain deferred cash payments granted in connection with the IPO for the three and nine-month periods ended December 31, 2015; accrual expense of deferred cash payments granted in connection with the IPO is being recognized over a four and one-half year vesting period.

The Company offers financial services and financial advice to a broad clientele located throughout the United States of America, Europe, and the Asia-Pacific region. The Company has U.S. offices in Los Angeles, Newport Beach, San Francisco, Chicago, New York City, Minneapolis, McLean (Virginia), Dallas, Miami, and Atlanta as well as foreign offices in London, Paris, Frankfurt, Madrid, Amsterdam, Tokyo, Hong Kong, and Beijing. Together, the Company and its subsidiaries form an organization that provides financial services to meet a wide variety of client needs. The Company concentrates its efforts toward the earning of professional fees with focused services across the following three business segments:

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
The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC") and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under generally accepted accounting principles ("GAAP") in the United States for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments, such as the accrual of year-end bonuses, except as otherwise noted) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended December 31, 2015 are not necessarily indicative of the results of operations to be expected for the year ending March 31, 2016. The unaudited interim consolidated financial statements and notes to consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended March 31, 2015.

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
The majority of the Company’s operating expenses are related to compensation for employees, which includes the amortization of the relevant portion of the Company’s share‑based incentive plans (note 11). Other examples of operating expenses include: travel, meals and entertainment; rent; depreciation and amortization; technology and communication costs; and other operating expenses, which include such items as office expenses, business license and registration fees, non‑income‑related taxes, legal expenses, related‑party support services, and charitable contributions. During the three months ended December 31, 2015 and 2014, the Company received reimbursements of $7,654 and $12,108, respectively, and during the nine months ended December 31, 2015 and 2014 received $19,682 and $20,575, respectively, from customers for out‑of‑pocket expenses incurred by the Company that are presented net against the related expenses in the accompanying consolidated statements of comprehensive income.

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
Cash and cash equivalents include cash held at banks and highly liquid investments with original maturities of three months or less. At December 31, 2015 and March 31, 2015, the Company had cash balances with banks in excess of insured limits. The Company has not experienced any losses in its cash accounts and believes it is not exposed to any significant credit risk with respect to cash and cash equivalents.
Although not classified as cash and cash equivalents, included in the Company’s receivable from affiliates (note 4), are amounts due on demand, which generally arise from the transfer of available cash from HL, Inc. to affiliates of ORIX USA, one of which was was repaid in August 2015.

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
When HL CA was acquired by Fram in January 2006, approximately $392,600 of goodwill and $192,210 of indefinite lived intangible assets were generated and recognized. In accordance with Accounting Standards Codification (ASC) Topic 805, Business Combinations, since HL CA was wholly-owned by Fram, this goodwill and all other purchase accounting‑related adjustments were pushed down to the Company’s reporting level. Through both foreign and domestic acquisitions made directly by HL CA and the Company since 2006, additional goodwill of approximately $122,836, inclusive of foreign currency translations has been recognized.
Goodwill is reviewed for impairment in accordance with Accounting Standards Update (ASU) No. 2011‑08, Testing Goodwill for Impairment, which permits management to make a qualitative assessment of whether it is more likely than not that one of its reporting unit’s fair value is less than its carrying amount before applying the two‑step goodwill impairment test. If management concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then management would not be required to perform the two‑ step impairment test for that reporting unit. If the assessment indicates that it is more likely than not that the reporting unit’s fair value is less than its carrying value, management must test further for impairment utilizing a two‑step process. Step 1 compares the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds the estimated fair value, an impairment exists and is measured in Step 2 as the excess of the recorded amount of goodwill over the implied fair value of goodwill resulting from the valuation of the reporting unit. Impairment testing of goodwill requires a significant amount of judgment in assessing qualitative factors and estimating the fair value of the reporting unit, if necessary. The fair value is determined using an estimated market value approach, which considers estimates of future after tax cash flows, including a terminal value based on market earnings multiples, discounted at an appropriate market rate. As of and during the three and nine month periods ended December 31, 2015 and 2014, management concluded that it is not more likely than not that the Company’s fair value is less than its carrying amount and no further impairment testing was considered necessary.
Indefinite lived intangible assets are reviewed for impairment in accordance with ASU 2012‑02, Testing Indefinite‑lived Intangible Assets for Impairment, which provides management the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. As of and during the three and nine month periods ended December 31, 2015 and 2014, management determined that it is not more likely than not that the fair values were less than the carrying values.
Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long‑lived asset or asset group (inclusive of other long‑lived assets) be tested for possible impairment, management first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long‑lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third‑party independent appraisals, as considered necessary. As of and during the three and nine month periods ended December 31, 2015 and 2014, no events or changes in circumstances were identified that indicated that the carrying amount of the finite‑lived intangible assets were not recoverable.

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
In May 2014, the FASB issued ASU No. 2014‑09, Revenue from Contracts with Customers, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, Deferral of Effective Date which deferred the effective date of the new standard to annual and interim periods within that reporting period beginning after December 15, 2017 (year ended March 31, 2019 for the Company). The new standard is to be applied using either the retrospective or cumulative‑effective transition method. The Company expects to implement the provisions of ASU No. 2014‑09 as of April 1, 2018. The Company has not yet determined the impact of the new standard on its current policies for revenue recognition.
In June 2014, the FASB issued ASU No. 2014‑12, Accounting for Share‑ Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU No. 2014‑12 will be effective for interim and annual reporting periods beginning after December 15, 2015 (year ended March 31, 2017 for the Company). Early application is permitted. The Company is currently evaluating the impact of the adoption of ASU No. 2014‑12 on its operating results and financial position.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) — Amendments to the Consolidation Analysis, which eliminates the deferral of the requirements of ASU No. 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities for certain interests in investment funds and provides a scope exception from Topic 810 for certain investments in money market funds. The ASU also makes several modifications to the consolidation guidance for variable interest entities ("VIEs") and general partners’ investments in limited partnerships, as well as modifications to the evaluation of whether limited partnerships are VIEs or voting interest entities. ASU No. 2015-02 is effective for interim and annual reporting periods beginning after December 31, 2015. The Company is currently evaluating the impact of the adoption of ASU No. 2015‑02 on its operating results and financial position.

(3) INVESTMENTS IN UNCONSOLIDATED ENTITIES
At March 31, 2015, the Company had an investment, through one of its subsidiaries, in a heavy highway construction firm based in Phoenix, Arizona. The Company had an approximately 20% ownership in the firm. The investment was accounted for using

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

the equity method. In August 2015, prior to the consummation of the IPO, the Company distributed this investment to certain HL Holders as part of the pre-IPO dividend.
The Company holds an investment in a financial advisory firm based in India for an approximately 24.5% ownership interest. The investment is accounted for using the equity method.
In February 2015, the Company entered into a joint venture in Australia to open an office in Sydney, Australia to pursue advisory activities across the Company’s business segments. The Company has a 60% economic interest in the joint venture, along with the right to select no more than one-half of the board of directors. The investment is accounted for using the equity method.
In November 2015, the Company entered in to a joint venture in Italy to pursue advisory activities across the Company's business segments. The Company has an indirect 49% economic interest in the joint venture, along with the right to select no more than one-half of the board of directors of the joint venture's parent company. The investment is accounted for using the equity method.
The Company recognized income (loss) related to investments in unconsolidated entities of $(355) and $177 for the three months ended December 31, 2015 and 2014, respectively, and $(433) and $316 for the nine months ended December 31, 2015 and 2014, respectively.
(4) RELATED‑PARTY TRANSACTIONS
Prior to the IPO, ORIX USA performed certain management, accounting, legal, regulatory, and other administrative services for the benefit of the Company. ORIX USA charged the Company a management fee for these services. Management fee expense incurred by the Company related to these services was approximately $0 and $636 for the three months ended December 31, 2015 and 2014, respectively, and $660 and $1,617 for the nine months ended December 31, 2015 and 2014, respectively, which is included in other operating expenses in the accompanying consolidated statements of comprehensive income. In connection with the IPO, ORIX USA and the Company entered into a Transition Services Agreement, pursuant to which ORIX USA provides services for Sarbanes-Oxley compliance, internal audit, and other services for specified fees. Expenses incurred by the Company related to these services were approximately $45 for the three and nine month periods ended December 31, 2015. To the extent that ORIX USA and its affiliates paid for expenses of the Company, ORIX USA is reimbursed for such payments by the Company.
Prior to the IPO, the receivable from affiliates generally arose from cumulative cash transferred by the Company to ORIX USA or affiliates of ORIX USA. Affiliate charges and reimbursements are generally settled through the receivable from affiliates account. The receivable from ORIX USA was due on demand and bore interest at a variable rate that was approximately 1.74% at March 31, 2015. The receivable from an affiliate of ORIX USA is of a long‑term investment nature, although due on demand, and bears interest at the same variable rate as the receivable from ORIX USA, which was approximately 1.80% as of December 31, 2015. In August 2015, prior to the IPO the receivable from ORIX USA was repaid in full; however, the receivable from an affiliate of ORIX USA remains outstanding with a balance of $20,031 as of December 31, 2015. Interest income earned by the Company related to these receivables from affiliates was approximately $166 and $1,176 for the three months ended December 31, 2015 and 2014, respectively, and $1,848 and $2,658 for the nine months ended December 31, 2015 and 2014, respectively.
In August 2015, prior to the IPO, the Company paid a dividend to its shareholders, a portion of which was paid to ORIX USA in the form of a note further described in footnote 14. For the three and nine month periods ended December 31, 2015, the Company paid $223 and $327 in interest on the note, respectively.
Prior to the IPO, certain employees of the Company were issued shares of Fram (note 11). When these shares were redeemed (generally at the recipient's termination of employment), these share transactions settled through the receivable from affiliates account and additional paid‑in capital of the Company as the cash portion of these transactions occurred at ORIX USA. ORIX USA had the right, but not the obligation, to purchase Fram shares (note 13a) to maintain its majority effective ownership of the Company. Historically, ORIX USA had exercised this right.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

(5) ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Balance-Beginning	$4,998	$5,139	$4,625	$3,862
Provision for bad debt	532	838	2,253	2,979
Recovery of uncollectible accounts	(57)	(1,338)	(1,405)	(2,202)
Balance-Ending	$5,473	$4,639	$5,473	$4,639
(6) PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	Useful Lives	December 31, 2015	March 31, 2015
Equipment	5 Years	$5,063	$4,977
Furniture and fixtures	5 Years	15,807	13,819
Leasehold improvements	10 Years	17,003	16,765
Computers and software	3 Years	10,656	8,292
Other	N/A	1,045	991
Total cost		49,574	44,844
Less accumulated depreciation		(31,297)	(28,355)
Total net book value		$18,277	$16,489
Additions to property and equipment during the nine months ended December 31, 2015 and 2014 primarily relate to costs incurred to furnish new leased office space.
Depreciation expense of approximately $1,198 and $1,050 was recognized during the three months ended December 31, 2015 and 2014, respectively, and $3,394 and $3,167 was recognized during the nine months ended December 31, 2015 and 2014, respectively.
(7) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangibles consist of the following.

	Useful Lives	December 31, 2015	March 31, 2015
Goodwill	Indefinite	$515,436	$455,550
Tradename-Houlihan Lokey	Indefinite	192,210	192,210
Other intangible assets	Varies	14,835	10,527
Total cost		722,481	658,287
Less accumulated amortization		(7,174)	(5,481)
Total net book value (before taxes)		715,307	652,806
Deferred tax liability		(77,184)	(77,184)
Total net book value		$638,123	$575,622

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

Goodwill attributable to the Company’s business segments are as follows:

Business Segments	April 1, 2015	Changes (a)	December 31, 2015
Corporate Finance	$206,643	$59,913	$266,556
Financial Restructuring	163,823	(27)	163,796
Financial Advisory Services	85,084	—	85,084
Total	$455,550	$59,886	$515,436

(a)
During June, September and November of 2015, the Company acquired three financial advisory firms that provide mergers and acquisitions advice, private capital raising and broad advisory services. Changes also include, foreign currency translation adjustments of $(27) for the nine months ended December 31, 2015.

Amortization expense of approximately $723 and $340 was recognized for the three months ended December 31, 2015 and 2014, respectively, and $1,672 and $1,019 was recognized for the nine months ended December 31, 2015 and 2014, respectively. The estimated future amortization for amortizable intangible assets for each of the next five years as of December 31, 2015 are as follows:

Twelve Months Ended December 31,
2016	$3,738
2017	1,800
2018	648
2019	479
2020	366

(8) LOANS PAYABLE
Loan payable to affiliate - In August 2015, prior to the IPO the Company paid a dividend to its shareholders, a portion of which was paid to ORIX USA in the form of a $45 million note that bears interest at a rate of LIBOR plus 165 basis points and is payable quarterly. Beginning on June 30, 2016, the Company will be required to make quarterly repayments in the amount of $7.5 million, with the remaining principal amount due on the second anniversary of the completion of the IPO.
Loans payable to former shareholders consist of unsecured notes payable to former shareholders. Interest rates on the individual notes range from 1.80% to 2.30% and maturity dates range from 2016 to 2045.

Loan payable to non-affiliate - In November 2015, the Company acquired the investment banking operations of Leonardo & Co. NV ("Leonardo") in Germany, the Netherlands, and Spain. Total consideration included an unsecured loan of $15.2 million, which bears interest at a rate of 1.50% and is payable on November 16, 2040.
(9) OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The only component of other comprehensive income (loss) relates to foreign currency translation income of $2,003 and $(1,229) for the three months ended December 31, 2015 and 2014, respectively, and $716 and $(2,535) for the nine months ended December 31, 2015 and 2014, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

Accumulated other comprehensive loss at December 31, 2015 was comprised of the following:

Balance, April 1, 2015	$(11,338)
Foreign currency translation loss	716
Balance, December 31, 2015	$(10,622)
(10) INCOME TAXES
The Company’s provision for income taxes was $19,931 and $37,810 for the three and nine months ended December 31, 2015, respectively, and $13,874 and $36,010 for the three and nine months ended December 31, 2014, respectively. This represents effective tax rates of 46.80% and 44.60% for the three and nine months ended December 31, 2015, respectively and 36.48% and 39.52% for the three and nine month periods ended December 31, 2014, respectively. The increase in the Company’s tax rate during the three and nine months ended December 31, 2015 relative to the same periods in 2014 was primarily due to the effect of certain nondeductible transaction costs related to the IPO.

(11) EMPLOYEE BENEFIT PLANS

(a)	Defined Contribution Plans
The Company sponsors a 401(k) defined contribution savings plan for its domestic employees and defined contribution retirement plans for its international employees. The Company contributed approximately $1,090 and $462 during the three months ended December 31, 2015 and 2014, respectively, and $1,838 and $1,160 during the nine months ended December 31, 2015 and 2014, respectively, to these defined contribution plans.

(b)	Share‑Based Incentive Plans
Prior to the IPO, the Company had no stock‑based incentive compensation plans; however, during the period it was a subsidiary of Fram, certain employees of the Company were granted restricted shares of Fram. Compensation expense related to these shares was recorded at the Company level as it was related to services provided by its employees. Under its 2006 incentive plan (the "2006 Incentive Plan"), Fram granted restricted share awards to employees as a component of annual incentive pay and occasionally in conjunction with new hire employment. In addition, the stock grants to employees of the Company in connection with the IPO were made under the 2006 Incentive Plan.
Following the IPO, additional awards of restricted shares will be made under the Company's 2016 Incentive Award Plan (the "2016 Incentive Plan"), which became effective in August 2015. Under the 2016 Incentive Plan, it is anticipated that the Company will grant cash- and equity-based incentive awards to eligible service providers in order to attract, motivate and retain the talent necessary to operate the Company's business. The 2016 Incentive Plan is described in greater detail in the Company's IPO Prospectus under "Executive Compensation -- Equity Incentive Plans -- 2016 Incentive Award Plan." An aggregate of 9,524 restricted shares of Class A common stock were granted under the 2016 Incentive Plan to two independent directors in August 2015.
The share awards are classified as equity awards at time of grant unless the number of shares granted is unknown. Award offers that are settleable in shares based upon a future determinable stock price are classified as a liability until the price is established and the resulting number of shares is known, at which time they are re-classified from liabilities to equity awards. Activity in equity classified share awards during the nine months ended December 31, 2015 and 2014 is as follows:

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

Nonvested share awards	Shares	Weighted average grant date fair value
Balance at April 1, 2014	2,965,475	$12.54
Granted	1,855,813	13.24
Vested	(1,736,909)	12.74
Forfeited	(94,607)	12.70
December 31, 2014	2,989,772	12.85
Balance at April 1, 2015	2,983,999	12.85
Granted	4,394,424	21.00
Vested	(1,379,248)	12.87
Forfeited	(22,421)	16.94
December 31, 2015	5,976,754	$18.82
Activity in liability classified share awards during the nine months ended December 31, 2015 and 2014 is as follows:

Awards settleable in shares	Fair value
Balance at April 1, 2014	$11,171
Offer to grant	6,811
Share price determined-transferred to equity grants	(3,869)
Forfeited	(805)
Balance at December 31, 2014	$13,308

Balance at April 1, 2015	$14,984
Offer to grant	35,773
Share price determined-converted to cash payments	(6,244)
Share price determined-transferred to equity grants	(29,402)
Forfeited	(792)
Balance at December 31, 2015	$14,319
Compensation expense for the Company associated with these awards totaled $10,369 and $6,381 for the three months ended December 31, 2015 and 2014, respectively, and $25,686 and $17,107 for the nine months ended December 31, 2015 and 2014, respectively. At December 31, 2015, there was $91,587 of total unrecognized compensation cost related to unvested share awards granted under the Company Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.85 years.
(12) FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair values of the financial instruments represent the amounts that would be received to sell assets or that would be paid to transfer liabilities in an orderly transaction between market participants as of a specified date. Fair value measurements maximize the use of observable inputs; however, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk‑adjusted discount rates, as well as available observable and unobservable inputs.
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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

(13) STOCKHOLDERS' EQUITY

(a)	Fram Shares
As described in note 11, the Company’s former parent, Fram, granted compensatory restricted shares to certain employees of the Company under the 2006 Incentive Plan. As stated in note 4, prior to the IPO, ORIX USA had the right, but not the obligation, to purchase shares to maintain its majority effective ownership of the Company and has purchased $0 and $8,114 for the nine months ended December 31, 2015 and 2014, respectively. As described in note 1, all Fram shares were converted to shares of Class B common stock in connection with the corporate reorganization that preceded the IPO.

(b)	Class A Common Stock
In conjunction with the Company's IPO, 12,075,000 Class A shares were sold to the public by existing shareholders and 9,524 Class A shares were issued to non-employee directors. Each share of Class A common stock is entitled to one vote per share.

(c)	Class B Common Stock
Each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. As of December 31, 2015, there were 31,629,109 Class B shares held by the HL Voting Trust and 21,610,331 Class B shares held by ORIX USA.

(d)	Dividends
Approximately $7,044 and $928 of dividends previously declared related to unvested shares at December 31, 2015 and 2014, respectively, were outstanding.

(e)	Noncontrolling interests
Net income (loss) attributable to noncontrolling interests primarily represents the income (loss) associated with persons other than Houlihan Lokey that are its co‑investors in a consolidated subsidiary that holds an equity method investment in an unconsolidated entity. As described in note 1, the assets associated with certain noncontrolling interests were distributed to shareholders in conjunction with a pre-IPO dividend in August 2015.

(f)	Stock subscriptions receivable
Employees of the Company periodically issued notes receivable to the Company documenting loans made by the Company to such employees for the purchase of shares of Fram stock.
(14) COMMITMENTS AND CONTINGENCIES
The Company has been named in various legal actions arising in the normal course of business. In the opinion of the Company, in consultation with legal counsel, the final resolutions of these matters are not expected to have a material adverse effect on the Company’s financial condition.
In August 2015, the Company entered into a revolving line of credit with Bank of America, N.A., which allows for borrowings of up to $75.0 million and matures in August 2017. Borrowings under this facility bear interest at LIBOR plus 1.00%. As of December 31, 2015, the Company had no borrowings under the line of credit.

Our obligation under the loan payable to affiliate is subordinated to our obligations under the revolving credit facility with Bank of America, N.A. The scheduled aggregate repayments of the loan payable to affiliate, the loans payable to former shareholders, and the loan payable to non-affiliate are as follows:

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

Year ended March 31:
2016	$760
2017	34,473
2018	19,097
2019	2,240
2020	1,615
2021 and thereafter	19,560
$77,745

The Company also provides routine indemnifications relating to certain real estate (office) lease agreements under which it may be required to indemnify property owners for claims and other liabilities arising from the Company’s use of the applicable premises. In addition, the Company guarantees the performance of its subsidiaries under certain office lease agreements. The terms of these obligations vary, and because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the maximum amount that it could be obligated to pay under such contracts. Based on historical experience and evaluation of specific indemnities, management believes that judgments, if any, against the Company related to such matters are not likely to have a material effect on the consolidated financial statements. Accordingly, the Company has not recorded any liability for these obligations as of December 31, 2015 or 2014.
In addition, an acquisition made in December 2012 included contingent consideration with carrying value of $1,407 and $2,769 as of December 31, 2015 and 2014, respectively, which is included in other liabilities in the accompanying consolidated balance sheets. An acquisition made in January 2015 included contingent and non‑contingent consideration with a carrying value of $2,429 and $3,225, respectively, as of December 31, 2015, which are included in other liabilities in the accompanying consolidated balance sheet.
Straight‑line rent expense under noncancelable operating lease arrangements and the related operating expenses were approximately $6,808 and $5,936 for the three months ended December 31, 2015 and 2014, respectively, and $18,755 and $17,926 for the nine months ended December 31, 2015 and 2014, respectively. The approximate future minimum annual noncancelable rental commitments required under these agreements with initial terms in excess of one year are as follows:

Year ended December 31:
2016	$20,251
2017	19,675
2018	20,029
2019	18,167
2020	18,358
2021 and thereafter	52,851
$149,331
(15) SEGMENT AND GEOGRAPHICAL INFORMATION
The Company’s reportable segments are described in note 1 and each are individually managed and provide separate services which require specialized expertise for the provision of those services. Revenues by segment represents fees earned on the various services offered within each segment. Segment profit represents each segment’s profit, which consists of segment revenues, less (1) direct expenses including compensation, employee recruitment, travel, meals and entertainment, professional fees, and bad debt and (2) expenses allocated by headcount such as communications, rent, depreciation and amortization, and office expense. The corporate expense category includes costs not allocated to individual segments, including charges related to incentive compensation and share‑based payments to corporate employees, as well as expenses of senior management and corporate departmental functions managed on a worldwide basis including accounting, finance and taxation, human resources, marketing, information technology, legal, and office services. The following tables present information about revenues, profit and assets by segment and geography.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Revenues by segment:
Corporate Finance	$124,133	$107,979	$292,461	$278,280
Financial Restructuring	50,216	62,229	130,139	142,058
Financial Advisory Services	31,174	26,400	87,569	74,066
Total segment revenues	$205,523	$196,608	$510,169	$494,404
Segment profit
Corporate Finance	$35,346	$25,158	$79,155	$67,655
Financial Restructuring	14,021	21,797	34,468	40,213
Financial Advisory Services	7,688	4,853	20,785	16,185
Total segment profit	57,055	51,808	134,408	124,053
Corporate expenses	(13,369)	(15,195)	(49,505)	(36,004)
Other income and expense	(1,094)	1,446	(106)	3,115
Income before provision for income taxes	$42,592	$38,059	$84,797	$91,164

	December 31, 2015	March 31, 2015
Assets by segment:
Corporate Finance	$273,507	$234,966
Financial Restructuring	185,060	186,234
Financial Advisory Services	86,169	98,688
Total segment assets	544,736	519,888
Corporate assets	481,439	709,960
Total assets	$1,026,175	$1,229,848

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Revenues by geography:
United States	$165,165	$165,868	$440,740	$433,128
International	40,358	30,740	69,429	61,276
Total revenues	$205,523	$196,608	$510,169	$494,404

	December 31, 2015	March 31, 2015
Assets by geography:
United States	$693,460	$948,054
International	332,715	281,794
Total assets	$1,026,175	$1,229,848
(16) SUBSEQUENT EVENTS
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
The following discussion should be read together with our consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. We have made statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward- looking statements, including but not limited to the factors listed under the heading “Cautionary Note Regarding Forward-Looking Statements” in the Prospectus filed with the SEC on August 14, 2015 (our “IPO Prospectus”). In particular, you should also consider the numerous risks outlined under “Risk Factors” in our IPO Prospectus. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as a prediction of future events. We are under no duty to and we do not undertake any obligation to update or review any of these forward-looking statements after the date of this filing to conform our prior statements to actual results or revised expectations whether as a result of new information, future developments or otherwise.

Key Financial Measures
Fee Revenue
Fee revenue reflects revenues from our Corporate Finance, Financial Restructuring, and Financial Advisory Services business segments that substantially consist of fees for advisory services.
Revenue for all three business segments is recognized when earned and realizable. The amount and timing of the fees paid vary by the type of engagement. In general, advisory fees are paid at the time an engagement letter is signed ("Retainer Fees"), during the course of the engagement (“Progress Fees”), or upon the successful completion of a transaction or engagement (“Completion Fees”). Retainer Fees are generally recognized on a monthly basis, except in situations where there is uncertainty as to the timing of collection of the amount due. Progress Fees are recognized based on management’s estimates of the relative proportion of services provided through the financial reporting date to the total services required to be performed. Completion Fees are recognized only upon substantial completion of the contingencies stipulated by the engagement agreement. In some cases, approval of our fees is required from the courts or other regulatory authority; in these circumstances, the recognition of revenue is often deferred until approval is granted. However, if the fee that is going to be collected from the client is fixed and determinable, and the collectability of the fee is reasonably assured, there are instances when revenue recognition prior to such approval is appropriate under GAAP. In instances when the revenue recognized on a specific engagement exceeds the amounts billed, unbilled work-in-process is recorded. Billed receivables are recorded as accounts receivable in the statement of financial condition. See Note 2 included in Part I, Item 1 of this Form 10-Q for a more detailed discussion.
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
Financial Advisory Services. Our Financial Advisory Services business segment earns fees from our clients primarily for providing valuations of various assets including: companies, illiquid debt and equity securities, and intellectual property (among other assets and liabilities). These valuations are used for financial reporting, tax reporting, and other purposes. In addition, our Financial Advisory Services business segment renders fairness opinions in connection with mergers and acquisitions and other transactions, solvency opinions in connection with corporate spin‑offs and dividend recapitalizations, and other types of financial opinions in connection with other transactions. Also, Financial Advisory Services provides dispute resolution services to clients where fees are usually based on the hourly rates of our financial professionals. Lastly, Financial Advisory Services provides strategic consulting services to clients where fees are either fixed or based on the hourly rates of our consulting professionals. Unlike our Corporate Finance or Financial Restructuring segments, the fees generated in our Financial Advisory Services segment are generally not contingent on the successful completion of a transaction.
Operating Expenses
Our operating expenses are classified as employee compensation and benefits expenses and non‑compensation expenses; headcount is the primary driver of our operating expenses. Expenses are recorded on the consolidated statements of comprehensive income, net of any expenses reimbursed by clients.
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
Our employee compensation expenses consist of base salary, payroll taxes, benefits, annual incentive compensation payable as cash bonus awards, deferred cash bonus awards, and the amortization of equity‑based bonus awards for employees. Base salary and benefits are paid ratably throughout the year. Our annual equity-based bonus awards include fixed share compensation awards and fixed dollar awards as a component of the annual bonus awards for certain employees. These equity awards are generally subject to annual vesting requirements over a three- or four‑year period beginning at the date of grant, which occurs in the first quarter of each fiscal year; accordingly, expenses are amortized over the stated vesting period. The unvested portion of these awards is subject to forfeiture should the employee depart from the Company. Cash bonuses, which are accrued monthly, are discretionary and dependent upon a number of factors including the Company's performance and are generally paid in April of each year with respect to prior year performance. Generally, a portion of the cash bonus is also deferred and paid in the third quarter of the next fiscal year.
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
Other Income and Expense
Other income and expense includes (i) interest income earned on non‑marketable securities, cash and cash equivalents, loans receivable from affiliates and employee loans, (ii) interest expense associated with our Revolving Credit Facility (defined herein), the loan payable to affiliate and loans payable to former shareholders, (iii) interest expense on the loan payable to non-affiliate, and (iv) equity income from funds and partnership interests where we have more than a minor ownership interest or more than minor influence over operations but do not have a controlling interest and are not the primary beneficiary.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests primarily represents the income associated with persons other than Houlihan Lokey that are our co‑investors in a consolidated subsidiary that holds an equity method investment in an unconsolidated entity.

Results of Consolidated Operations
The following is a discussion of our results of operations for the three and nine months ended December 31, 2015 and 2014. For a more detailed discussion of the factors that affected the revenues and the operating expenses of our Corporate Finance, Financial Restructuring and Financial Advisory Services business segments in these periods, see Part I, Item 2 of this Form 10-Q under the heading “Business Segments” below.

	Three Months Ended December 31,			Nine Months Ended December 31,
($ in thousands)	2015	2014	Change	2015	2014	Change
Fee Revenue	$205,523	$196,608	5%	$510,169	$494,404	3%
Operating expenses:
Employee compensation expenses	135,981	138,737	(2)%	340,926	346,560	(2)%
Non‑compensation expenses	25,856	21,258	22%	84,340	59,795	41%
Total operating expenses	161,837	159,995	1%	425,266	406,355	5%
Operating Income	43,686	36,613	19%	84,903	88,049	(4)%
Other income and expenses	(1,094)	1,446	(176)%	(106)	3,115	(103)%
Income before provision for income taxes	42,592	38,059	12%	84,797	91,164	(7)%
Provision for income taxes	19,931	13,874	44%	37,810	36,010	5%
Net income	$22,661	$24,185	(6)%	$46,987	$55,154	(15)%
Net income attributable to noncontrolling interests	—	(25)	(100)%	(26)	(45)	(42)%
Net income attributable to Houlihan Lokey, Inc.	$22,661	$24,160	(6)%	$46,961	$55,109	(15)%

Three Months Ended December 31, 2015 versus December 31, 2014
Fee revenue was $205.5 million for the three months ended December 31, 2015, compared with $196.6 million for the three months ended December 31, 2014, representing an increase of 5%. Corporate Finance revenues increased 15%, Financial Restructuring revenues decreased 19% and Financial Advisory Services revenues increased 18%, compared with the three months ended December 31, 2014.
Operating expenses were $161.8 million for the three months ended December 31, 2015 compared with $160.0 million for the three months ended December 31, 2014, an increase of 1%. Employee compensation expenses, as a component of operating expenses, were $136.0 million for the three months ended December 31, 2015 compared with $138.7 million for the three months ended December 31, 2014, a decrease of 2%. The decrease in employee compensation expenses was primarily due to our change on October 1, 2015 from a revenue sharing model that historically approximated an awarded compensation ratio of between 67% and 71% to a targeted adjusted awarded compensation ratio of between 65% and 66%. The ratio of compensation expense to revenues (“Compensation Ratio”) was 66% for the three months ended December 31, 2015 and 71% for the three months ended December 31, 2014. Non‑compensation expenses, as a component of operating expenses, were $25.9 million for the three months ended December 31, 2015 compared with $21.3 million for the three months ended December 31, 2014, an increase of 22%. The increase in non-compensation expenses was primarily a result of (i) acquisition costs associated with the Leonardo transaction that closed in November 2015, (ii) planned increases in non-compensation expenses as a result of being a public company, and (iii) increases in general operating expenses associated with the significant expansion of our banking staff. Acquisition expenses and acquisition-related amortization of intangible assets are a component of non-compensation expenses and were $2.3 million for the three months ended December 31, 2015, compared with $0.8 million for the three months ended December 31, 2014.
Other income and expenses were $(1.1) million for the three months ended December 31, 2015, compared with $1.4 million for the three months ended December 31, 2014. The decrease in other income and expenses was primarily a result of (i) lower interest income generated on lower cash balances for the quarter as a result of the dividend paid to shareholders on August 18, 2015, and (ii) interest expense associated with loans to ORIX, loans to former employees, and the loan payable to non-affiliate that did not exist in the same quarter of the prior year.
The provision for income taxes for the three months ended December 31, 2015 was $19.9 million, which reflected an effective tax rate of 47%. The provision for income taxes for the three months ended December 31, 2014 was $13.9 million, which reflected an effective tax rate of 36%. The increase in the effective tax rate was due to a significant portion of the professional services fees associated with the IPO being non-deductible.

Nine Months Ended December 31, 2015 versus December 31, 2014
Fee revenue was $510.2 million for the nine months ended December 31, 2015, compared with $494.4 million for the nine months ended December 31, 2014, representing an increase of 3%. For the nine months ended December 31, 2015, Corporate Finance revenues increased 5%, Financial Restructuring revenues decreased 8% and Financial Advisory Services revenues increased 18%, compared with the nine months ended December 31, 2014.
Operating expenses were $425.3 million for the nine months ended December 31, 2015, compared with $406.4 million for the nine months ended December 31, 2014, an increase of 5%. Employee compensation expenses, as a component of operating expenses, were $340.9 million for the nine months ended December 31, 2015, compared with $346.6 million for the nine months ended December 31, 2014, a decrease of 2%. The decrease in employee compensation expenses was due to (i) higher non-compensation expenses that resulted in reduced compensation that was available to employees, and (ii) the change on October 1, 2015 from a revenue sharing model that historically approximated an awarded compensation ratio of between 67% and 71% to a targeted adjusted awarded compensation ratio of between 65% and 66%. The Compensation Ratio was 67% for the nine months ended December 31, 2015, compared with 70% for the nine months ended December 31, 2014. Non‑compensation expenses, as a component of operating expenses, were $84.3 million for the nine months ended December 31, 2015, compared with $59.8 million for the nine months ended December 31, 2014, an increase of 41%. The increase in non-compensation expenses was primarily a result of (i) professional service and transaction expenses associated with our IPO of $12.8 million, as well as corporate reorganization and related activities, (ii) acquisition costs associated with the Leonardo transaction, (iii) transaction expenses associated with the closing of both the MESA Securities, Inc. (“MESA”) and the McQueen Ltd. (“McQueen”) acquisitions, (iv) planned increases in non-compensation expenses as a result of being a public company, and (v) increases in general operating expenses associated with the significant expansion of our banking staff. Acquisition expenses and acquisition-related amortization of intangible assets are a component of non-compensation expenses and were $4.5 million for the nine months ended December 31, 2015 compared with $1.9 million for the nine months ended December 31, 2014.
Other income and expenses were $(0.1) million for the nine months ended December 31, 2015 compared with $3.1 million for the nine months ended December 31, 2014. The decrease in other income and expenses was primarily a result of lower interest income generated on lower cash balances as a result of the dividend paid to shareholders on August 18, 2015.
The provision for income taxes for the nine months ended December 31, 2015 was $37.8 million, which reflected an effective tax rate of 45%. The provision for income taxes for the nine months ended December 31, 2014 was $36.0 million, which reflected an effective tax rate of 40%. The increase in the effective tax rate was due to a significant portion of the professional services fees associated with the IPO being non-tax deductible.

Business Segments
The following table presents revenues, expenses, and contributions from our continuing operations by business segment. The revenues by segment represents each segment’s revenues, and the profit by segment represents profit for each segment before corporate expenses, other income and expenses, and income taxes.

	Three Months Ended December 31,			Nine Months Ended December 31,
($ in thousands)	2015	2014	Change	2015	2014	Change
Revenues by Segment
Corporate Finance	$124,133	$107,979	15%	$292,461	$278,280	5%
Financial Restructuring	50,216	62,229	(19)%	130,139	142,058	(8)%
Financial Advisory Services	31,174	26,400	18%	87,569	74,066	18%
Total Revenues	205,523	196,608	5%	510,169	494,404	3%
Segment Profit (1)
Corporate Finance	$35,346	$25,158	40%	$79,155	$67,655	17%
Financial Restructuring	14,021	21,797	(36)%	34,468	40,213	(14)%
Financial Advisory Services	7,688	4,853	58%	20,785	16,185	28%
Total Segment Profit	57,055	51,808	10%	134,408	124,053	8%
Corporate Expenses	(13,369)	(15,195)	(12)%	(49,505)	(36,004)	37%
Other Income and Expense	(1,094)	1,446	(176)%	(106)	3,115	(103)%
Income Before Provision for Income Taxes	$42,592	$38,059	12%	$84,797	$91,164	(7)%

(1)
We adjust the compensation expenses for a business segment in situations where an employee assigned to one business segment is performing work in another business segment, and we want to adequately reflect the compensation expense in the business segment where the revenue is being booked.

Corporate Finance
Three Months Ended December 31, 2015 versus December 31, 2014
Revenues for Corporate Finance were $124.1 million for the three months ended December 31, 2015, compared with $108.0 million for the three months ended December 31, 2014, representing a increase of 15%. The increase in revenues was a result of a greater number of transaction closings for the three months ended December 31, 2015, compared with the three months ended December 31, 2014.
Segment profit for Corporate Finance was $35.3 million for the three months ended December 31, 2015, compared with $25.2 million for the three months ended December 31, 2014, representing an increase of 40%. The increase in segment profit was a result of (i) the increase in revenues, and (ii) our change on October 1, 2015 from a revenue sharing model that historically approximated an awarded compensation ratio of between 67% and 71% to a target adjusted awarded compensation ratio of between 65% and 66%.
Nine Months Ended December 31, 2015 versus December 31, 2014
Revenues for Corporate Finance were $292.5 million for the nine months ended December 31, 2015, compared with $278.3 million for the nine months ended December 31, 2014, representing a increase of 5%. The increase in revenues was a result of a greater number of transaction closings for the nine months ended December 31, 2015, compared with the nine months ended December 31, 2014.
Segment profit for Corporate Finance was $79.2 million for the nine months ended December 31, 2015, compared with $67.7 million for the nine months ended December 31, 2014, representing an increase of 17%. The increase in segment profit was a result of (i) the increase in revenues, and (ii) our change on October 1, 2015 from a revenue sharing model that historically approximated an awarded compensation ratio of between 67% and 71% to a target adjusted awarded compensation ratio of between 65% and 66%.

Financial Restructuring
Three Months Ended December 31, 2015 versus December 31, 2014
Revenues for Financial Restructuring were $50.2 million for the three months ended December 31, 2015, compared with $62.2 million for the three months ended December 31, 2014, representing a decrease of 19%. The decrease in revenues was primarily driven by fewer closed transactions for the quarter as a result of a slow restructuring environment over the last couple of years, which impacted current quarter closings and revenues.
Segment profit for Financial Restructuring was $14.0 million for the three months ended December 31, 2015, compared with $21.8 million for the three months ended December 31, 2014, representing a decrease of 36%. The decrease in profitability was a result of (i) the decrease in revenues, and (ii) fixed and semi-variable costs that did not decline at the same rate as revenues.
Nine Months Ended December 31, 2015 versus December 31, 2014
Revenues for Financial Restructuring were $130.1 million for the nine months ended December 31, 2015, compared with $142.1 million for the nine months ended December 31, 2014, representing a decrease of 8%. The decrease in revenues was primarily driven by fewer closed transactions year-to-date as a result of a continued slow restructuring environment.
Segment profit for Financial Restructuring was $34.5 million for the nine months ended December 31, 2015, compared with $40.2 million for the nine months ended December 31, 2014, a decrease of 14%. The decrease in profitability was a result of (i) the decrease in revenues, and (ii) fixed and semi-variable costs that did not decline at the same rate as revenues.

Financial Advisory Services
Three Months Ended December 31, 2015 versus December 31, 2014
Revenues for Financial Advisory Services were $31.2 million for the three months ended December 31, 2015, compared with $26.4 million for the three months ended December 31, 2014, representing an increase of 18%. The increase in revenues was primarily a result of (i) continued activity in the M&A markets (particularly in large cap M&A), which resulted in a 20% increase in the number of fee events for the quarter when compared to the same quarter last year, (ii) continued strength in non-transaction based product lines with the addition of new clients and growth from existing clients, and (iii) the inclusion of three months of revenues from the strategic consulting group, which was formed as a result of the Company's acquisition of Bridge Strategy Group in January 2015 (the "Bridge Acquisition") and therefore, was not included in the three months ended December 31, 2014.
Segment profit for Financial Advisory Services was $7.7 million for the three months ended December 31, 2015, compared with $4.9 million for the three months ended December 31, 2014, representing an increase of 58%. The increase in profitability was a result of (i) the increase in revenues, and (ii) our change on October 1, 2015 from a revenue sharing model that historically approximated an awarded compensation ratio of between 67% and 71% to a target adjusted awarded compensation ratio of between 65% and 66%.
Nine Months Ended December 31, 2015 versus December 31, 2014
Revenues for Financial Advisory Services were $87.6 million for the nine months ended December 31, 2015 compared with $74.1 million for the nine months ended December 31, 2014, representing an increase of 18%. The increase in revenues was primarily a result of (i) continued activity in the M&A markets (particularly in large cap M&A), which resulted in a 16% increase in the number of fee events for the nine month period when compared to the same nine month period last year, (ii) continued strength in the non-transaction based product lines with the addition of new clients and growth from existing clients, and (iii) the inclusion of nine months of revenues from the Bridge Acquisition that were not included in the nine months ended December 31, 2014.
Segment profit for Financial Advisory Services was $20.8 million for the nine months ended December 31, 2015 compared with $16.2 million for the nine months ended December 31, 2014, representing an increase of 28%. The increase in profitability was a result of (i) the increase in revenues, and (ii) our change on October 1, 2015 from a revenue sharing model that historically approximated an awarded compensation ratio of between 67% and 71% to a target adjusted awarded compensation ratio of between 65% and 66%.

Corporate Expenses
Three Months Ended December 31, 2015 versus December 31, 2014
Corporate expenses were $13.4 million for the three months ended December 31, 2015 compared with $15.2 million for three months ended December 31, 2014, representing a decrease of 12%. The decrease in expenses was primarily a result of lower compensation costs as a result of our change on October 1, 2015 from a revenue sharing model that historically approximated an awarded compensation ratio of between 67% and 71% to a target adjusted awarded compensation ratio of between 65% and 66%, partially offset by an increase in non-compensation costs as a result of (i) costs associated with the acquisition of Leonardo and (ii) expenses associated with being a public company.
Nine Months Ended December 31, 2015 versus December 31, 2014
Corporate expenses were $49.5 million for the nine months ended December 31, 2015, compared with $36.0 million for nine months ended December 31, 2014, representing an increase of 37%. This increase was primarily a result of increases in non-compensation expenses resulting from: (i) expenses associated with our IPO, corporate reorganization and related activities, (ii) expenses associated with acquisitions and related amortization and (iii) expenses associated with being a public company.

Liquidity and Capital Resources
Our current assets comprise cash, a loan receivable from affiliates, and receivables related to fees earned from providing advisory services. Our current liabilities include accrued expenses, including accrued employee compensation expenses.
Our cash and cash equivalents include cash held at banks. We have not experienced any losses in our cash accounts. We maintain certain minimum levels of cash on hand in support of regulatory requirements for our registered broker/dealer. At December 31, 2015, we had $53 million of cash in foreign subsidiaries. In August 2015, prior to the consummation of the IPO, the Company paid a dividend to its shareholders in connection with which the receivable from ORIX USA was repaid in full. A portion of the dividend was paid to ORIX USA in the form of a $45.0 million note that bears interest at a rate of LIBOR plus 165 basis points and is payable quarterly. Beginning on June 30, 2016, the Company will be required to make quarterly repayments in the amount of $7.5 million, with the remaining principal amount due on the second anniversary of the completion of the IPO. Excess cash on hand in our U.K. subsidiary is generally maintained in a receivable owned by ORIX Global Capital Ltd. (“OGC”), a U.K. subsidiary of ORIX Corporation (the “Cash Management Agreement”). OGC pays interest to us under the Cash Management Agreement at a rate of LIBOR plus 165 basis points, calculated and payable monthly.
On November 16, 2015, we issued the loan payable to non-affiliate in connection with the Leonardo transaction, which is a $15.2 million note bearing interest at a rate of 1.50% and is payable on November 16, 2040. Under certain circumstances, the note may be paid in part or in whole over a five year period in equal annual installments.
On February 4, 2016, the Company's Board of Directors has declared a quarterly cash dividend of $0.15 per share of common stock, payable on March 15, 2016 to shareholders of record on March 4, 2016.
As of December 31, 2015 and March 31, 2015, our cash and cash equivalents were $131.9 million and $88.7 million, respectively, and our loan receivable from OGC was $20.0 million and $81.1 million, respectively.
Our liquidity is highly dependent upon cash receipts from clients which in turn are generally dependent upon the successful completion of transactions as well as the timing of receivable collections, which typically occurs within 60 days of billing. As of December 31, 2015 and March 31, 2015, accounts receivables were $43.1 million and $57.5 million, respectively.
We currently maintain a revolving line of credit pursuant to a loan agreement, dated as of August 18, 2015, by and among Houlihan Lokey, certain domestic subsidiaries of Houlihan Lokey party thereto and Bank of America, N.A., which provides for a revolving line of credit of $75.0 million that expires on August 18, 2017 (the “Revolving Credit Facility”). As of December 31, 2015, there were no amounts outstanding under the Revolving Credit Facility. The loan agreement requires compliance with certain loan covenants including but not limited to the maintenance of minimum EBITDA of no less than $120 million as of the end of any quarterly 12-month period and certain leverage ratios including a consolidated leverage ratio of less than 1.50 to 1.00 and a consolidated fixed charge coverage ratio of greater than 1.25 to 1.00, as of the end of any quarterly 12-month period. As of December 31, 2015, we were and we expect to continue to be in compliance with such covenants.

Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of our incentive compensation during November and April of each fiscal year. A summary of our operating, investing, and financing cash flows is as follows:

	Nine Months Ended December 31,
($ in thousands)	2015	2014	Change
Cash (used in) provided by
Operating activities:
Net income	$46,987	$55,154	(15)%
Non‑cash charges	33,321	17,735	88%
Other operating activities	(114,817)	50,245	(329)%
Total operating activities	(34,509)	123,134	(128)%
Investing activities	182,762	(151,991)	220%
Financing activities	(106,273)	(1,398)	N/M
Effect of exchange rate changes	1,285	(2,535)	151%
Net increase (decrease) in cash and cash equivalents	43,265	(32,790)	232%
Cash and cash equivalents—beginning of year	88,662	109,420	(19)%
Cash and cash equivalents—end of year	$131,927	$76,630	72%

Nine Months Ended December 31, 2015
Operating activities resulted in a net outflow of $34.5 million primarily attributable to annual bonuses paid in April 2015. Investing activities resulted in a net inflow of $182.8 million primarily attributable to a decrease in receivables from affiliates as the receivable from ORIX USA was paid in full in conjunction with the payment of a pre-IPO dividend. Financing activities resulted in a net outflow of $106.3 million primarily related to dividend distributions.
Nine Months Ended December 31, 2014
Operating activities resulted in a net inflow of $123.1 million, primarily attributable to strong earnings for the period and increases in accounts receivable, income taxes payable and non-cash compensation. Investing activities resulted in a net outflow of $152.0 million primarily attributable to an increase in receivables from affiliates. Financing activities resulted in a net outflow of $1.4 million primarily related to dividend distributions.
Contractual Obligations
The aggregate amount which we are obligated to pay under Operating Leases for our office space has increased from the amount as of March 31, 2015. At the end of our prior fiscal year, the amount due was $114.3 million and as of December 31, 2015, the amount due was $149.3 million. This increase is due to our acquisitions of MESA, McQueen and Leonardo and the obligations that the acquired companies had under various office leases, our anticipated opening of a Houston, Texas office to serve primarily clients in the asset and divestiture business in the oil and gas industry and the signing of a new office lease in Chicago, Illinois to which our current office will re-locate in the summer of 2016.

Off‑Balance Sheet Arrangements
We do not invest in any off‑balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our combined financial statements except for certain stand-by letters of credit and bank guarantees with Bank of America in support of various office leases totaling approximately $2.1 million.

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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Market Risk and Credit Risk
Our business is not capital‑intensive and we generally do not issue debt or invest in derivative instruments. As a result, we are not subject to significant market risk (including interest rate risk and commodity price risk) or credit risk.
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
Exchange Rate Risk
We are exposed to the risk that the exchange rate of the United States dollar relative to other currencies may have an adverse effect on the reported value of our non‑United States dollar denominated or based assets and liabilities. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the currencies in the countries in which we operate and the United States dollar, in which our financial statements are denominated. For the nine months ended December 31, 2015 and 2014 the net impact of the fluctuation of foreign currencies in other comprehensive income within the unaudited consolidated statements of comprehensive income was $0.7 million. From time to time, we have entered into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods.
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
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2015.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during the fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Not applicable.
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

HOULIHAN LOKEY, INC.

Date: February 11, 2016	/s/ SCOTT L. BEISER
Scott L. Beiser
Chief Executive Officer
(Principal Executive Officer)

Date: February 11, 2016	/s/ J. LINDSEY ALLEY
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