Form 10-K
period 2016-03-31
HOULIHAN LOKEY, INC.
filed 2016-06-23
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ______________
Commission File Number: 001-37537

Houlihan Lokey, Inc. (Exact name of registrant as specified in its charter)
Delaware	95-2770395
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
10250 Constellation Blvd.
5th Floor
Los Angeles, California 90067
(Address of principal executive offices) (Zip Code)
(310) 788-5200
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
Class A Common Stock, par value $.001	New York Stock Exchange
Securities Registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of the last business day of the Company's most recently completed second fiscal quarter, September 30, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $263 million.
As of June 21, 2016, the registrant had 12,094,809 shares of Class A common stock, $0.001 par value per share, and 54,749,480 shares of Class B common stock, $0.001 par value per share, outstanding.

i

PART I

Unless the context otherwise requires, as used in this Annual Report on Form 10-K ("Form 10-K"), the terms the “Company,” “Houlihan Lokey, Inc.,” “Houlihan Lokey,” “HL,” “we,” “us” and “our” refer to (i) prior to the corporate reorganization described under “Organizational Structure,” Houlihan Lokey, Inc., a California corporation (“HL CA”), and (ii) following such corporate reorganization, Houlihan Lokey, Inc., a Delaware corporation (“HL DE”), and, in each case, unless otherwise stated, all of its subsidiaries. We use the term “ORIX USA” to refer to ORIX USA Corporation, a Delaware corporation and a wholly owned subsidiary of ORIX Corporation, a Japanese corporation. References to ORIX USA as a holder of our shares mean ORIX USA acting through its indirect wholly owned subsidiary, ORIX HLHZ Holding LLC, a Delaware limited liability company. We use the term “HL Holders” to refer to our employees and members of our management who hold our Class B common stock through the Houlihan Lokey Voting Trust (the "HL Voting Trust"). We use the term “Fram” to refer to Fram Holdings, Inc., a Delaware corporation and formerly our indirect parent. References to the “IPO” mean our initial public offering in August 2015 of 12,075,000 shares of Houlihan Lokey, Inc. Class A common stock in connection with which HL CA reorganized its business. Our fiscal year ends on March 31st; references to fiscal 2016, fiscal 2015 and fiscal 2014 are to the fiscal years ended March 31, 2016, 2015 and 2014, respectively; references in this Form 10-K to years are to calendar years unless otherwise noted.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Form 10-K may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "targets," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar expressions.
Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these factors include, but are not limited to, the following:
•our ability to retain our Managing Directors and our other senior professionals;
•our ability to successfully identify, recruit and develop talent;
•changing market conditions;
•reputational risk;
•our highly volatile revenue and profits on a quarterly basis;
•strong competition from other financial advisory and investment banking firms;
•potential impairment of goodwill and other intangible assets, which represent a significant portion of our assets;
•our ability to execute on our growth initiatives, business strategies or operating plans;
•risks associated with our acquisitions, joint ventures and strategic investments;
•our management's limited experience managing a public company;
•risks associated with our international operations;
•fluctuations in foreign currency exchange rates;
•costs of compliance associated with international broker-dealer, employment, labor, benefits and tax regulations;
•our ability to generate sufficient cash in the future to service our indebtedness;
•our dependence on fee-paying clients;
•our clients' ability to pay us for our services;

•	our potential to offer new products within our existing lines of business or enter into new lines of business, which may result in additional risks and uncertainties in our business;
•operational risks;
•extensive and evolving regulation of our business and the business of our clients;
•substantial litigation risks;
•cybersecurity and other security risks;
•continuing contingent tax liabilities;
•the HL Voting Trust's and ORIX USA's ability to control our company; and,
•other factors beyond our control.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. For information about other important factors that could adversely affect our future results. See “Risk Factors” in this Form 10-K.
These forward-looking statements speak only as of the date of this filing. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Form 10-K after we file this Form 10-K, whether as a result of any new information, future events or otherwise.

Item 1.	Business
Established in 1972, Houlihan Lokey, Inc., is a leading global independent investment bank with expertise in mergers and acquisitions (M&A), financings, financial restructurings and financial advisory services. Through our offices in the United States, Europe, Asia and Australia, we serve a diverse set of clients worldwide including corporations, financial sponsors and government agencies. We provide our financial professionals with an integrated platform that enables them to deliver meaningful and differentiated advice to our clients. We advise our clients on critical strategic and financial decisions, employing a rigorous analytical approach coupled with deep product and industry expertise. We market our services through our product areas, our industry groups and our Financial Sponsors group, serving our clients in three primary business practices: Corporate Finance (encompassing M&A and capital markets advisory), Financial Restructuring (both out‑of‑court and in formal bankruptcy or insolvency proceedings) and Financial Advisory Services (including financial opinions, and a variety of valuation and financial consulting services).
We are committed to a set of principles that serve as the backbone to our success. Independent advice and intellectual rigor, combined with consistent senior‑level involvement, are hallmarks of our commitment to client service. Our entrepreneurial culture engenders our flexibility to collaborate across our business practices to provide world‑class solutions for our clients. Our broad-based employee ownership serves to align the interests of employees and shareholders and further encourages a collaborative environment where our Corporate Finance, Financial Restructuring and Financial Advisory Services business practices work together productively and creatively to solve our clients’ most critical financial issues. We enter into businesses or offer services where we believe we can excel based on our expertise, analytical sophistication, industry focus and competitive dynamics. Finally, we remain independent and specialized, focusing on advisory products and market segments where our expertise is both differentiating and less subject to conflicts of interest arising from non‑advisory services, and where we believe we can be a market leader in a particular segment. We do not lend or engage in any securities sales and trading operations or research which might conflict with our clients’ interests.
As of March 31, 2016, we had a team of 837 financial professionals across 19 offices globally and an additional five offices through our joint ventures, serving approximately 800 clients annually over the past several years, ranging from closely held companies to Fortune Global 500 corporations. Information on our segments is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations."
Our Advisory Services
We provide our financial professionals with an integrated platform that enables them to deliver meaningful and differentiated advice to our clients. We market our services through our three business practices described below, our industry groups and our Financial Sponsors group, who work collaboratively to deliver comprehensive solutions and seamless execution for our clients. This marketing effort is combined with an extensive network of referral relationships with law firms, consulting firms, accounting firms and other professional services firms that have been developed by our Financial Advisory Services professionals who maintain those relationships as potential referral sources and direct clients across all of our business practices.
Corporate Finance
As of March 31, 2016, we had 89 Corporate Finance Managing Directors utilizing a collaborative, interdisciplinary approach in order to provide our clients with extensive industry experience, product expertise and global reach in a wide variety of M&A and financing transactions. We compete with boutique firms focused on particular industries or geographies as well as other independent investment banks and bulge‑bracket firms. A majority of our engagements represent mid‑cap transactions, which we believe is an attractive segment that is underserved by bulge‑bracket investment banks. We believe that our deep sector expertise, significant senior banker involvement and attention, strong financial sponsor relationships and global platform provide a compelling value for our clients, engendering long‑term relationships and making it difficult for our peers to compete against us in this segment of the market.
We believe that through our industry groups we have a meaningful presence in every major industry segment, including aerospace & defense; business services; consumer, food & retail; energy; financial institutions; healthcare; industrials; real estate, lodging & leisure; technology, media & telecommunications; and transportation & logistics. We continue to expand and deepen our specialized industry capabilities through a combination of internal promotion, external hires and acquisitions. While the majority of our engagements are in the United States, we continue to enhance our M&A presence in other geographies, including Europe, Asia and Australia, and we believe there will be continued opportunities to grow in regions throughout the rest of the world.

Our Corporate Finance activities are comprised of two significant categories:
Mergers & Acquisitions: We have extensive expertise in mergers, acquisitions, divestitures, activist shareholder and takeover defense, and other related advisory services for a broad range of United States and international clients. Our Corporate Finance professionals have relationships with thousands of companies and financial sponsors, providing us with valuable insights into a wide variety of relevant markets.
Our M&A business consists primarily of sell-side and buy-side engagements. In particular, we believe we have developed a reputation in the marketplace as one of the most prolific sell-side advisors, consistently selling more companies under $1 billion than any competitor. We offer our advice to a diverse set of parties, including public and private company executives, boards of directors, special committees and financial sponsors.
We believe our team of experienced and talented financial professionals is well positioned to provide advice across a wide range of M&A advisory services globally, including sell-side, buy-side, joint ventures, asset sales and divestitures that are less subject to conflicts of interest arising from non‑advisory services. Our global industry group model with embedded M&A capabilities brings sector‑specific knowledge, experience and relationships to our clients, allowing us to provide differentiated expert advice and connect buyers on a global basis.
Capital Markets Advisory: We provide global financing solutions and capital‑raising advisory services for a broad range of corporate and private equity clients across most industry sectors, from large, publicly‑held, multinational corporations to financial sponsors to privately‑held companies founded and run by entrepreneurs.
Our Capital Markets Advisory professionals leverage a wide array of longstanding, senior‑level lender and investor relationships, including with traditional and non‑traditional direct capital providers (such as institutional credit funds, commercial finance companies, business development companies, insurance companies, pension funds, mutual funds, global asset managers, special situations investors and structured equity providers). As the traditional syndicated capital markets are becoming increasingly complex and more regulated, the private capital markets have developed to provide an alternative source of flexible capital that can be tailored to meet clients’ needs.
We believe we excel in providing our clients with sophisticated and thoughtful advice and access to traditional and non‑traditional capital providers in the private and public capital markets. Our objective is to create a capital structure that enables our clients to achieve their strategic priorities on the best terms available in the market, which often involves raising more than one type of capital, sometimes from multiple capital providers.
Financial Restructuring
As of March 31, 2016, we had 42 Financial Restructuring Managing Directors working around the globe, which we believe constitutes one of the largest restructuring groups in the investment banking industry. Our Financial Restructuring group has earned a reputation for being the advisor of choice for many of the largest and most complex restructurings, offering knowledge, experience and creativity to address challenging situations. We operate in all major worldwide markets as debt issuances have increased around the world. Our Financial Restructuring professionals bring to bear deep expertise and experience in restructurings in the United States, Canada, Europe, Asia, Australia, the Middle East, Latin America and Africa. Given the depth and breadth of the team’s expertise and the high barriers to entry for this expertise and experience, international and multi‑jurisdictional restructurings represent an attractive opportunity for our Financial Restructuring group.
The group employs an interdisciplinary approach to engagements, calling upon the expertise of our industry groups, Capital Markets Advisory group and Financial Sponsors group, and drawing on the worldwide resources of the Financial Restructuring team as each situation may require. The Financial Restructuring group is deeply experienced in evaluating complex, highly leveraged situations. In addition to comprehensive financial restructurings, we work with distressed companies on engagements involving changes of control, asset sales and other M&A and capital markets activities, many times involving the sale of a company or its assets quickly, and in contested or litigious settings on expedited timeframes. We advise companies undergoing financial restructuring and creditor constituencies at all levels of the capital structure, in both out‑of‑court negotiations and in formal bankruptcy or insolvency proceedings. Our experience, geographic diversity and size allow us to provide the immediate attention and staffing required for time‑sensitive and mission‑critical restructuring assignments, making us a valued partner for our clients.
Our dedicated team is active throughout business cycles. Our Financial Restructuring practice serves as a countercyclical hedge across macroeconomic cycles, with increasing levels of restructuring opportunities occurring during periods when demand for M&A and capital markets advisory services may be reduced. In robust macro‑economic environments, demand for the services of our Financial Restructuring team generally continues due to opportunities arising from secular and cyclical disruptions in certain industries. Our geographic diversity and global market leadership allow us to maintain significant levels of activity even when the U.S. capital markets are vibrant.
Our broad base of clients and our extensive experience allow us to understand the dynamics of each restructuring situation and strengthen our negotiating strategies by providing us insight into the needs, attitudes and positions of all parties‑in‑interest. Our clients include companies, bondholder groups, financial institutions, banks and other secured creditor groups, trade creditors, official Chapter 11 creditors’ committees, equity holders, acquirers, equity sponsors and other parties‑in‑interest involved with financially challenged companies.
Our Financial Restructuring professionals work closely with our Corporate Finance and Financial Advisory Services professionals to provide holistic advice. In financial restructuring assignments, our team may represent the company, the creditors or other stakeholders.
Financial Advisory Services
Our Financial Advisory Services practice is one of our original practices and dates back more than 40 years. As of March 31, 2016, we had 34 Managing Directors in this practice, and we believe we are one of the largest and most respected valuation and financial opinion practices in the United States. We believe we are a thought‑leader in the field of valuation and strategic consulting, and our professionals produce influential studies and publications, which are recognized and valued throughout the financial industry. We believe our extensive transaction expertise and leadership in these fields inspire confidence in the financial executives, boards of directors, special committees, retained counsel, investors and business owners that we serve. We believe that our reputation for delivering an outstanding analytical product that will withstand legal or regulatory scrutiny coupled with our independence makes us the advisor of choice for clients that seek to obtain a complex valuation or transaction opinion.
Our core competencies in our Financial Advisory Services practice are our ability to analyze and value companies, security interests, and different types of assets, including intellectual property and liabilities, as well as our ability to analyze the financial aspects of transactions. We are organized around different service areas as each area has different areas of regulatory or compliance specializations, different valuation guidelines as well as different marketing channels.
Our People
Our goal is to attract, develop and retain the best talent in our industry across all levels. We believe our compensation programs are competitive, offering a portion of compensation in deferred cash and a portion in deferred stock awards to provide incentives for our employees to remain with us. In addition, we strive to foster a collaborative environment to attract and retain employees, and we seek individuals who fit our culture of entrepreneurship, integrity, creativity and commitment to our clients. For over 20 years, we have emphasized broad employee ownership as a way to align the incentives of our employees and shareholders. We adopted the 2016 Incentive Award Plan in order to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers) and consultants of our company and certain of its affiliates, and to enable our company and its affiliates to obtain and retain services of these individuals, which is essential to our long‑term success. As of March 31, 2016, we had approximately 400 employee shareholders that collectively owned approximately 48% of our equity with no single employee owning more than 3% of our equity. We believe that a strong emphasis on cultural fit during our recruiting process combined with broad employee ownership results in high retention rates.
Our Managing Directors (other than our executive officers) are compensated based on their ability to deliver profitable revenues on a consistent basis to the firm, the quality of advice and execution provided to our clients, and their collaboration with their colleagues across industries, products and regions. We do not compensate on a commission‑based pay model. Our compensation structure for junior financial professionals is based on a system of meritocracy whereby bankers are rewarded for past performance and expectation of future development, and compensation levels are tested against prevailing market compensation for bankers at similar levels.
The primary sources of recruitment for our junior financial professionals are leading undergraduate and graduate programs around the world. Our consistent hiring practices year after year have created partnerships with these prestigious institutions and resulted in a steady and high-quality pipeline of junior financial professionals. To supplement this annual class of new hires, we opportunistically and strategically hire professionals with experience and backgrounds relevant to our various businesses. Regardless of title, we place a high degree of emphasis on cultural fit, technical capability and individual character. When we hire junior financial professionals, we hire them directly into one of our business practices to enable them to begin to develop their relevant skill set from day one.
Across our firm, we devote significant time and resources to training and mentoring our employees to ensure every person achieves their highest possible potential. We strive to identify and cultivate future leaders within the firm and are committed to developing our brightest and most ambitious junior professionals into Managing Directors. This philosophy of investing in our people has been and will continue to be core to our culture and organization. As of March 31, 2016, 2015 and 2014, we employed 1,171, 953 and 871 people, respectively, worldwide.
Competition
Our competitors are other investment banking and financial advisory firms. We compete on both a global and a regional basis, and on the basis of a number of factors, including industry knowledge, transaction execution skills, strength of client relationship, reputation and price. We believe our primary competitors vary by product and industry expertise and would include the following: for our Corporate Finance practice, Harris Williams & Co., Jefferies LLC, Lazard Ltd, Moelis & Company, N M Rothschild & Sons Limited, Piper Jaffray Companies, Robert W. Baird & Co. Incorporated, William Blair & Company, L.L.C. and the bulge‑bracket investment banking firms; for our Financial Restructuring practice, Lazard Ltd, Moelis & Company, PJT Partners and N M Rothschild & Sons Limited; and for our Financial Advisory Services practice, Duff & Phelps Corp. and the “big four” accounting firms.
We compete with all of the above as well as with regional and industry‑focused boutique firms to attract and retain qualified employees. Our ability to continue to compete effectively in our business will depend upon our ability to attract new employees and retain our existing employees. We may be at a competitive disadvantage in certain situations with regard to certain of our competitors who are able to, and regularly do, provide financing or market making services that are often instrumental in effecting transactions.
Regulation
Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and across the globe. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets, not with protecting the interests of our stockholders or creditors. In the United States, the United States Securities and Exchange Commission (the "SEC") is the federal agency responsible for the administration of the federal securities laws. Houlihan Lokey Capital, Inc. (“Houlihan Lokey Capital”), our wholly owned subsidiary, through which we conduct our Corporate Finance, Financial Restructuring and transaction opinion businesses in the United States, is registered as a broker‑dealer with the SEC. Houlihan Lokey Capital is subject to regulation and oversight by the SEC. In addition, the Financial Industry Regulatory Authority, Inc. ("FINRA"), a self‑regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its broker‑dealer member firms, including Houlihan Lokey Capital. State securities regulators also have regulatory or oversight authority over Houlihan Lokey Capital in those states in which it does business.
Broker‑dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices, the financing of customers’ purchases, capital structure, record‑keeping and the conduct and qualifications of directors, officers and employees. In particular, as a registered broker‑dealer and member of a self‑regulatory organization, we are subject to the SEC’s uniform net capital rule, Rule 15c3‑1. Rule 15c3‑1 specifies the minimum level of net capital a broker‑dealer must maintain and also requires that a significant part of a broker‑dealer’s assets be kept in relatively liquid form. The SEC and various self‑regulatory organizations impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker‑dealer and constrain the ability of a broker‑dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker‑dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.
Houlihan Lokey Financial Advisors, Inc. (“HLFA”), our wholly owned subsidiary and a registered investment adviser with the SEC, receives compensation for providing investment management services to private investment funds that are exempt from registration under the Investment Company Act of 1940, as amended. As a registered investment adviser, HLFA is subject to the SEC’s regulatory oversight, rules and examination. Therefore, among other things, HLFA is required to adopt and implement written policies and procedures designed to prevent, detect, and correct violations of the Investment Advisers Act of 1940, as amended; prepare and file certain reports on both an annual and ongoing basis with the SEC; adopt a code of ethics that governs certain of its employees’ conduct in order to both meet its fiduciary obligations to its advisory clients; and comply with federal securities laws, and maintain regular books and records relating to its investment advisory business.
HLFA’s advisory, administrative and financial services to its clients include (i) advising with respect to the acquisition, management, financing, monitoring and disposition of investments, (ii) representing the funds in their day‑to‑day dealings with accountants, attorneys, custodians, insurers and banks, among others, and (iii) regularly monitoring and supervising service providers. In addition to its investment management services, HLFA also provides valuation services and related financial analyses of various businesses and types of assets which are used by clients in connection with mergers and acquisitions, divestitures, corporation redemptions, dispute analysis, and estate, gift and income tax support. In rendering such analyses, HLFA does not:

(i) make recommendations or provide advice with respect to the merits of any security or transaction, the suitability of transacting in any security, or any investment decision with respect to any security, or (ii) manage or hold client accounts, securities or funds.
Certain parts of our business are subject to compliance with laws and regulations of United States federal and state governments, non‑United States governments, their respective agencies and/or various self‑regulatory organizations or exchanges relating to, among other things, the privacy of client information, and any failure to comply with these regulations could expose us to liability and/or reputational damage.
Europe
At the present time, our European advisory business is conducted principally through our wholly owned subsidiary, Houlihan Lokey (Europe) Limited, a limited company organized under the laws of England and Wales, with its main office in the United Kingdom and branches in France, Germany and Spain. However, we are currently planning and are seeking necessary governmental approvals to transfer Houlihan Lokey (Europe) Limited’s business to Houlihan Lokey EMEA, LLP.
Houlihan Lokey (Europe) Limited is and we anticipate that Houlihan Lokey EMEA, LLP will be authorized and regulated by the United Kingdom’s Financial Conduct Authority. The current UK regulatory regime is based upon the Financial Services and Markets Act 2000 (“FSMA”), together with secondary legislation and other rules made under FSMA. These rules govern our financial advisory business in the United Kingdom, including the carrying on regulated activities, record keeping, approval standards for individuals, anti‑money laundering and periodic reporting. It is anticipated that as a result of the transfer of its business to Houlihan Lokey EMEA, LLP, Houlihan Lokey (Europe) Limited will surrender its authorized status during the course of 2016.
Houlihan Lokey (Europe) Limited has exercised the appropriate European financial services passport rights to provide cross‑border services into all other members of the European Economic Area (the “EEA”) from the United Kingdom and to establish branches in France, Germany and Spain. These “passport” rights derive from the pan‑European regime established by the EU Markets in Financial Instruments Directive, which regulates the provision of investment services and activities throughout the EEA. We expect that Houlihan Lokey EMEA, LLP will acquire the branch businesses of Houlihan Lokey (Europe) Limited, including its "passport" rights. A referendum in the United Kingdom is currently scheduled for June 23, 2016 regarding the withdrawal of the U.K. from the European Union. If the majority vote is in favor of withdrawal, then there will be a two-year time period in which the terms of withdrawal will be negotiated. In the event the U.K. withdraws from the European Union, there may be impacts on our European business that are unknown at this time and/or may result in costs that are indeterminate at this time.
As referred to above, we are currently planning to convert the legal status of the Company’s operations in the United Kingdom from being undertaken through a private limited company (Houlihan Lokey (Europe) Limited) to through a limited liability partnership (Houlihan Lokey EMEA, LLP) with the aim of providing a more flexible and collaborative business model for senior staff working in that country.  In connection with that conversion, certain senior employees in the United Kingdom will become limited partners, owning less than 10% of the partnership interests in that limited liability partnership.  The limited liability partnership status is not anticipated to significantly affect the delivery of our services in that country.
Furthermore, in November 2015 we acquired the German, Dutch and Spanish corporate finance advisory businesses of Leonardo & Co. NV, a European-based investment banking firm ("Leonardo"), by means of acquiring the entire issued share capital of its subsidiary providing such services in each such jurisdiction, and entered into a joint venture arrangement in relation to Leonardo's Italian business by means of acquisition of a minority (49 percent) interest. In light of the scope of services provided by these entities, none of them are regulated in relation thereto by a financial services regulator in the jurisdictions in which they operate.

Hong Kong
In Hong Kong, the Securities and Futures Commission (the “SFC”) regulates our subsidiary, Houlihan Lokey (China) Limited. The compliance requirements of the SFC include, among other things, various codes of conduct and certain capital requirements. The SFC licenses the activities of the officers, directors, employees of Houlihan Lokey (China) Limited, and requires the registration of such individuals as licensed representatives.
Australia
Houlihan Lokey (Australia) Pty Limited, the entity operating our joint venture in Australia, is licensed and subject to regulation by the Australian Securities & Investments Commission and must also comply with applicable provisions of the Corporations Act 2001 and other Australian legal and regulatory requirements, including capital adequacy rules, customer protection rules, and compliance with other applicable trading and investment banking regulations.

Other
The United States and non‑United States government agencies and self‑regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct periodic examinations and initiate administrative proceedings that can result in censure, fines, the issuance of cease‑and‑desist orders or the suspension or expulsion of a broker‑dealer or its directors, officers or employees.
The USA PATRIOT Act of 2001 and the Treasury Department’s implementing federal regulations require us, as a “financial institution,” to establish and maintain an anti‑money‑laundering program. In connection with its administration and enforcement of economic and trade sanctions based on United States foreign policy and national security goals, the Treasury Department’s Office of Foreign Assets Control (“OFAC”) publishes a list of individuals and companies owned or controlled by, or acting for or on behalf of, targeted countries. It also lists individuals, groups and entities, such as terrorists and narcotics traffickers, designated under programs that are not country‑specific. Collectively, such individuals and companies are called “Specially Designated Nationals” (“SDNs”). Assets of SDNs are blocked, and we are generally prohibited from dealing with them. In addition, OFAC administers a number of comprehensive sanctions and embargoes that target certain countries, governments and geographic regions. We are generally prohibited from engaging in transactions involving any country, region or government that is subject to such comprehensive sanctions.
The United States Foreign Corrupt Practices Act of 1977 (the "FCPA") and the UK 2010 Bribery Act prohibit the payment of bribes to foreign government officials and political figures. The FCPA has a broad reach, covering all United States companies and citizens doing business abroad, among others, and defining a foreign official to include not only those holding public office but also local citizens acting in an official capacity for or on behalf of foreign government‑run or ‑owned organizations or public international organizations. The FCPA also requires maintenance of appropriate books and records and maintenance of adequate internal controls to prevent and detect possible FCPA violations. Similarly, the UK 2010 Bribery Act prohibits us from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage.
Organizational Structure
Overview
Houlihan Lokey, Inc. is a holding company that operates our business through its subsidiaries, the primary subsidiaries being Houlihan Lokey Capital, HLFA and Houlihan Lokey EMEA LLP (whose business was recently transferred from Houlihan Lokey (Europe) Limited), each of which is described above under "Regulation."

The diagram below depicts our current organizational structure and the percentages are as of March 31, 2016.

ORIX USA Corporation
HL Voting Trust
Public
Class B common stock
- 58.1% voting interest
- 48.4% economic interest
Houlihan Lokey, Inc. (Issuer)
Class B common stock
- 39.7% voting interest
- 33.1% economic interest
Class A common stock
- 2.2% voting interest
- 18.5% economic interest
Houlihan Lokey, Inc. Subsidiaries

Corporate Reorganization and IPO
Prior to our IPO, we completed an internal corporate restructuring, which we refer to herein as the corporate reorganization. Previously, our business was indirectly controlled by ORIX USA with the HL Holders having the remaining, significant minority ownership interest in Fram, the indirect parent of the Company. In the corporate reorganization, through a series of steps, ORIX USA and the HL Holders exchanged their shares in Fram for shares of Class B common stock of the Company. In connection with the IPO, the HL Holders deposited their common stock in the Company to the HL Voting Trust. In the IPO, ORIX USA and the HL Holders sold a portion of their Class B common stock, which were converted into shares of Class A common stock.
HL Voting Trust Agreement
In connection with the corporate reorganization and the IPO, we entered into the Voting Trust Agreement (the "HL Voting Trust Agreement") dated as of August 18, 2015 with the HL Holders and the trustees of the HL Voting Trust. Pursuant to the HL Voting Trust Agreement, the trustees have the right to vote the shares of our common stock deposited by any HL Holder, together with any shares of Class B common stock acquired by such HL Holder, in their sole and absolute discretion on any matter, without fiduciary duties of any kind to the HL Holders. As of March 31, 2016, the HL Voting Trust controlled approximately 58.1% of the total voting power of the Company.
Lock‑Up Agreements
In connection with the corporate reorganization, each HL Holder depositing shares of our common stock into the HL Voting Trust also entered into an individual lock‑up agreement with the Company. Under these lock‑up agreements, shares of our common stock deposited into the HL Voting Trust and beneficially owned by the HL Holders will generally be locked up for a period of three years following the effective date of the IPO, after which these shares will become transferable in three equal installments on each of the third, fourth and fifth anniversary of the IPO; provided that shares of our common stock held by managing directors and certain senior corporate officers of the Company whose employment with us or any of our subsidiaries terminates prior to the third anniversary of the IPO for reasons other than death or disability will be subject to transfer restrictions, and will be ineligible to participate in any follow‑on offerings, in each case, through the seventh anniversary of the IPO. Notwithstanding the foregoing, the lock‑up agreements provide that following the expiration of the 180‑day underwriters’ lock‑up:

•
up to 10% of each HL Holder’s shares held through the HL Voting Trust may be transferred for the purpose of charitable gifts and transfers to various family trusts for estate planning purposes, with any shares transferred under this exception reducing the number of shares that become transferable on the next transferability date; and

•
our board of directors may authorize sales in underwritten offerings in accordance with the terms of the registration rights agreement entered into between HL and the HL Holders; provided that any shares sold under this exception will reduce the number of shares that become transferable on the next transferability date.

Under the lock‑up agreements, our board of directors may consent to exceptions to those transfer restrictions, subject to any limitations or conditions imposed by it.
Stockholders’ Agreement
In connection with the IPO, we entered into the Stockholders’ Agreement dated as of August 18, 2015 (the "Stockholders' Agreement") with ORIX USA and the trustees on behalf of the HL Voting Trust. Pursuant to the Stockholders’ Agreement, our board of directors initially consisted of ten members, with ORIX USA and the trustees on behalf of the HL Voting Trust each having the right to recommend the nomination of four of the ten board members. The number of board members that ORIX USA is entitled to recommend for nomination is subject to maintaining certain ownership thresholds. If ORIX USA loses its right to recommend for nomination any director nominees pursuant to the terms of the Stockholders’ Agreement, these positions will generally be filled by individuals recommended for nomination by the trustees on behalf of the HL Voting Trust. The Stockholders’ Agreement also provides that approval of two‑thirds of the board will be required for certain corporate actions for a period of time based on ORIX USA’s continuing ownership level. In addition, under the Stockholders’ Agreement, we have agreed with ORIX USA upon certain standards to be satisfied in order for shares of our common stock subject to individual lock‑up agreements to participate in underwritten offerings.
Controlled Company

The HL Voting Trust and ORIX USA control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” under the rules of the New York Stock Exchange. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements that (i) a majority of our board of directors consist of independent directors and (ii) that our board of directors have compensation and nominating and corporate governance committees composed entirely of independent directors, as independence is defined in Rule 10A‑3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and under the New York Stock Exchange listing standards. For at least some period following the IPO, we intend to utilize these exemptions. As a result, although we have a fully independent audit committee as required by the New York Stock Exchange, we do not expect that the majority of our directors will be independent for some time. See “Risk Factors—Risks Related to Our Class A Common Stock—We are a “controlled company” within the meaning of the New York Stock Exchange listing standards and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. Holders of Class A common stock do not have the same protections afforded to stockholders of companies that are subject to such requirements.” In the event that we cease to be a “controlled company” and our shares continue to be listed on the New York Stock Exchange, we will be required to comply with these provisions within the applicable transition periods.

Market and Industry Data
The industry, market and competitive position data referenced throughout this Form 10-K are based on research, industry and general publications, including surveys and studies conducted by third parties. Industry rankings are as reported by Thomson Reuters unless otherwise noted. Thomson Reuters industry rankings are sourced through direct deal submissions from financial institutions coupled with research performed by Thomson Reuters analysts. Industry publications, surveys and studies generally state that they have been obtained from sources believed to be reliable. We have not independently verified such third party information. While we are not aware of any misstatements regarding any industry, market or similar data presented herein, such data involve uncertainties and are subject to change based on various factors, including those discussed under the headings “Cautionary Note Regarding Forward‑Looking Statements” and “Risk Factors” in this Form 10-K.
In this Form 10-K, we use the term “independent investment banks” or “independent advisors” when referring to ourselves and other investment banks or financial advisors that are primarily focused on advisory services and that conduct no or limited commercial banking, lending, or securities sales and trading activities, which we believe are well positioned to provide uncompromised advice that is less subject to conflicts of interest arising from non‑advisory services. In this Form 10-K, we use the term “mid‑cap” when referring to transactions with a value below $1 billion and “large‑cap” when referring to transactions with a value in excess of or equal to $1 billion.

Other Information
Our website address is www.hl.com. We make available free of charge on the Investor Relations section of our website (http://investors.hl.com) this Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our Proxy Statements and reports filed by officers and directors under Section 16(a) of that Act, as well as various governance documents. From time to time, we may use our website as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible at http://investors.hl.com. We do not intend for information contained in our website to be part of this Form 10-K. The inclusion of our website address in this Form 10-K does not include or incorporate by reference the information on our website into this Form 10-K or any other document into which this Form 10-K is incorporated by reference.
Any materials we file with the SEC may be inspected without charge at the public reference facilities maintained by the SEC at 100 F. Street, N.E., Washington, D.C. 20549, and copies of all or any part of this Form 10-K may be obtained from the SEC upon payment of the prescribed fee. Information on the operation of the public reference facilities may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC. The address of the site is http://www.sec.gov.

Item 1A.    Risk Factors
Risks Related to Our Business
Our ability to retain our Managing Directors and our other senior professionals is critical to the success of our business.
        We depend on the efforts and reputations of our senior management and financial professionals. Our Managing Directors' and other senior professionals' reputations and relationships with clients and potential clients are critical elements in the success of our business. Our future success depends to a substantial degree on our ability to retain qualified management and financial professionals within our organization, including our Managing Directors. However, we may not be successful in our efforts to retain the required personnel as the market for qualified investment bankers is extremely competitive. Our investment bankers possess substantial experience and expertise and have strong relationships with our advisory clients. As a result, the loss of these financial professionals could jeopardize our relationships with clients and result in the loss of client engagements. For example, if our Managing Directors or other senior professionals, including our executive officers, or groups of professionals, were to join or form a competing firm, some of our current clients could choose to use the services of that competitor rather than our services. Managing Directors and other senior professionals have left Houlihan Lokey in the past and others may do so in the future, and the departure of any of these senior professionals may have an adverse impact on our business. Our compensation arrangements and post-employment restriction agreements with our Managing Directors and other professionals may not provide sufficient incentives or protections to prevent these professionals from resigning to join our competitors. In addition, some of our competitors have more resources than we do, which may allow them to attract some of our existing employees by offering superior compensation and benefits or otherwise. The departure of a number of Managing Directors or groups of senior professionals could have a material adverse effect on our business, financial condition and results of operations.
Our future growth will depend on, among other things, our ability to successfully identify, recruit and develop talent and will require us to commit additional resources.
        Our business involves the delivery of professional services and is largely dependent on the talents and efforts of highly skilled individuals. Our future growth will depend on, among other things, our ability to successfully identify and recruit individuals and teams to join our firm. It typically takes time for these financial professionals to become profitable and effective. During that time, we may incur significant expenses and expend significant time and resources toward training, integration and business development aimed at developing this new talent. If we are unable to recruit and develop profitable financial professionals, we will not be able to implement our growth strategy, which ultimately could materially adversely affect our financial results.
        In addition, sustaining growth will require us to commit additional management, operational and financial resources and to maintain appropriate operational and financial systems to adequately support expansion, especially in instances where we open new offices that may require additional resources before they become profitable. We may not be able to recruit and develop talent and manage our expanding operations effectively, and any failure to do so could materially adversely affect our ability to grow revenue and control our expenses.
Changing market conditions can adversely affect our business in many ways, including by reducing the volume of the transactions involving our business, which could materially reduce our revenue.
        As a financial services firm, we are materially affected by conditions in the global financial markets and economic conditions throughout the world. Unfavorable market or economic conditions may adversely affect our businesses; in particular, where revenue generated is directly related to the volume and size of the transactions in which we are involved. For example, weak market or economic conditions may adversely affect our Corporate Finance and Financial Advisory Services groups because, in an economic downturn, the volume and size of transactions may decrease, thereby reducing the demand for our M&A, capital raising and opinion advisory services and increasing price competition among financial services companies seeking such engagements. Moreover, in the period following an economic downturn, the volume and size of transactions typically takes time to recover and lags a recovery in market and economic conditions. On the other hand, strong market or economic conditions may adversely affect our Financial Restructuring group. In a strong economic environment, the volume and size of recapitalization and restructuring transactions may decrease, thereby reducing the demand for the services provided by our Financial Restructuring business segment and increasing price competition among financial services companies seeking such engagements. Changes in market and economic conditions are expected to impact our businesses in different ways, and we may not be able to benefit from such changes. Further, our business, financial condition and results of operations could be adversely affected by changing market or economic conditions.
        Our profitability may also be adversely affected by changes in market and economic conditions because we may not be able to reduce certain fixed costs within a time frame sufficient to match any decreases in revenue. The future market and economic climate may deteriorate because of many factors beyond our control, including rising interest rates or inflation, terrorism or political uncertainty.

We are subject to reputational and legal risk arising from, among other things, actual or alleged employee misconduct, conflicts of interest, failure to meet client expectations or cybersecurity breaches or other operational failures.
        As a professional services firm, our ability to secure new engagements is substantially dependent on our reputation and the individual reputations of our financial professionals. Any factor that diminishes our reputation or that of our financial professionals, including not meeting client expectations or actual or alleged misconduct by our financial professionals, including misuse of confidential information, could make it substantially more difficult for us to attract new engagements and clients.
        In addition, we face the possibility of an actual, potential or perceived conflict of interest where we represent a client on a transaction in which an existing client is a party. We may be asked by two potential clients to act on their behalf on the same transaction, including by two clients as potential buyers in the same acquisition transaction In each of these situations, we face the risk that our current policies, controls and procedures may not timely identify or appropriately manage such conflicts of interest. Conflicts may also arise from investments or activities of employees outside their business activities on behalf of the Company. It is possible that actual, potential or perceived conflicts could give rise to client dissatisfaction, litigation or regulatory enforcement actions. Appropriately identifying and managing actual or perceived conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation which could materially adversely affect our business in a number of ways, including a reluctance of some potential clients and counterparties to do business with us.
        Further, because we provide our services primarily in connection with significant or complex transactions, disputes or other matters that usually involve confidential and sensitive information or are adversarial, and because our work is the product of myriad judgments of our financial professionals and other staff operating under significant time and other pressures, we may not always perform to the standards expected by our clients. In addition, we may face reputational damage from, among other things, litigation against us, our failure to protect confidential information and/or breaches of our cybersecurity protections or other inappropriate disclosure of confidential information, including inadvertent disclosures.
        There is also a risk that our employees could engage in misconduct that could adversely affect our business. If our employees were to improperly use or disclose confidential information provided by our clients, we could be subject to regulatory sanctions and legal liability and suffer serious harm to our reputation, financial position, current client relationships and ability to attract future clients. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent misconduct may not be effective in all cases. In addition, our financial professionals and other employees are responsible for the security of the information in our systems or under our control and for ensuring that non-public information is kept confidential. Should any employee not follow appropriate security measures, the improper release or use of confidential information could result. If our employees engage in misconduct or fail to follow appropriate security measures, we could be subject to legal liability and reputational harm, which could impair our ability to attract and retain clients and in turn materially adversely affect our business.
A substantial portion of our revenue is derived from advisory engagements in our Corporate Finance and Financial Restructuring business segments, including engagements under which our fees include a significant component based upon goals, such as the completion of a transaction. As a result, our revenue and profits are highly volatile on a quarterly basis and may cause the price of our Class A common stock to fluctuate and decline.
        Revenue and profits derived from our Corporate Finance and Financial Restructuring business segments can be highly volatile. We derive a substantial portion of our revenue from advisory fees, which are mainly generated at key transaction milestones, such as closing, the timing of which is outside of our control. From time to time, we enter into engagement agreements under which our fees include a significant component based upon goals, such as the completion of a transaction. In many cases, for advisory engagements that do not result in the successful consummation of a transaction, we are not paid a fee other than the reimbursement of certain out-of-pocket expenses and, in some cases, a modest retainer, despite having devoted considerable resources to these transactions. The achievement of these contractually-defined goals is often impacted by factors outside of our control, such as market conditions and the decisions and actions of our clients and interested third parties. For example, a client could delay or terminate an acquisition transaction because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or shareholder approvals, failure to secure necessary financing, adverse market conditions or because the target's business is experiencing unexpected financial problems. Anticipated bidders for client assets during a restructuring transaction may not materialize or our client may not be able to restructure its operations or indebtedness due to a failure to reach agreement with its principal creditors. Because these fees are contingent, revenue on such engagements, which is recognized when all revenue recognition criteria are met, is not certain and the timing of receipt is difficult to predict and may not occur evenly throughout the year.
        We expect that we will continue to rely on advisory fees, including fees based upon goals, such as the completion of a transaction, for a substantial portion of our revenue for the foreseeable future. Accordingly, a decline in our advisory engagements or the market for advisory services would adversely affect our business. In addition, our financial results will likely fluctuate from quarter to quarter based on when fees are earned, and high levels of revenue in one quarter will not necessarily be predictive of continued high levels of revenue in future periods. Should these contingent fee arrangements represent a greater percentage of our business in the future, we may experience increased volatility in our working capital requirements and greater variations in our quarter-to-quarter results, which could affect the price of our Class A common stock. Because advisory revenue can be volatile and represents a significant portion of our total revenue, we may experience greater variations in our revenue and profits than other larger, more diversified competitors in the financial services industry. Fluctuations in our quarterly financial results could, in turn, lead to large adverse movements in the price of our Class A common stock or increased volatility in our stock price generally.
We face strong competition from other financial advisory firms, many of which have the ability to offer clients a wider range of products and services than those we offer, which could cause us to lose engagements to competitors and subject us to pricing pressures that could materially adversely affect our revenue and profitability.
        The financial services industry is intensely competitive, highly fragmented and subject to rapid change, and we expect it to remain so. Our competitors are other investment banking and financial advisory firms. We compete on both a global and a regional basis, and on the basis of a number of factors, including depth of client relationships, industry knowledge, transaction execution skills, our range of products and services, innovation, reputation and price. In addition, in our business, there are usually no long-term contracted sources of revenue. Each revenue-generating engagement typically is separately solicited, awarded and negotiated. If we are unable to compete successfully with our existing competitors or with any new competitors, we will not be able to implement our growth strategy, which ultimately could materially adversely affect our business, financial condition and results of operations.
        Our primary competitors include bulge-bracket institutions, many of which have far greater financial and other resources and greater name recognition than we do and have a greater range of products and services, more extensive marketing resources, larger customer bases, more managing directors to serve their clients' needs, as well as greater global reach and more established relationships with their customers than we have. These larger and better capitalized competitors may be better able to respond to changes in the investment banking market, to compete for skilled professionals, to finance acquisitions, to fund internal growth and to compete for market share generally, which puts us at a competitive disadvantage and could result in pricing pressures or loss of opportunities, which could materially adversely affect our revenue and profitability. In particular, we may be at a competitive disadvantage with regard to certain of our competitors who are able to, and often do, provide financing or market making services that are often a crucial component of the types of transactions on which we advise.
        In addition to our larger competitors, over the last few years, a number of independent investment banks that offer independent advisory services have emerged, with several showing rapid growth. As these independent firms or new entrants into the market seek to gain market share there could be pricing pressures, which would adversely affect our revenue and earnings. We have experienced intense competition over obtaining advisory engagements in recent years, and we may experience further pricing pressures in our business in the future as some of our competitors may seek to obtain increased market share by reducing fees. In particular, when making proposals for fixed-fee engagements, we estimate the costs and timing for completing the engagements. These estimates reflect our best judgment regarding the efficiencies of our methodologies and financial professionals as we plan to deploy them on engagements. Any increased or unexpected costs or unanticipated delays in connection with the performance of fixed-fee engagements, including delays caused by factors outside our control, could make these contracts less profitable or unprofitable, which would have an adverse effect on our profit margin.
Goodwill and other intangible assets represent a significant portion of our assets, and an impairment of these assets could have a material adverse effect on our financial condition and results of operation.
        Goodwill and other intangible assets represent a significant portion of our assets, and totaled $717.4 million as of March 31, 2016. Goodwill is the excess of cost over the fair market value of net assets acquired in business combinations. We review goodwill and intangible assets at least annually for impairment. We may need to perform impairment tests more frequently if events occur or circumstances indicate that the carrying amount of these assets may not be recoverable. These events or circumstances could include a significant change in the business climate, attrition of key personnel, a prolonged decline in our stock price and market capitalization, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of one of our businesses and other factors. Although we determined that it is not more likely than not that the fair values of our goodwill and intangible assets were less than their carrying values during our fiscal 2015 and fiscal 2016 annual impairment reviews of indefinite-lived intangible assets, any future impairment of goodwill or other intangible assets would result in a non-cash charge against earnings, which would adversely affect our results of operations. The valuation of the reporting units requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our reporting units, including such factors as market performance, changes in our client base and projected growth rates. Because these factors are ever changing, due to market and general business conditions, our goodwill and indefinite lived intangible assets may be impaired in future periods.
We may be unable to execute on our growth initiatives, business strategies or operating plans.
        We are executing on a number of growth initiatives, strategies and operating plans designed to enhance our business. For example, we intend to continue to expand our platform into new industry and product sectors, both organically and through acquisitions, and to expand our existing expertise into new geographies. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. Moreover, we may not be able to complete successfully these growth initiatives, strategies and operating plans and realize all of the benefits, including growth targets and cost savings, we expect to achieve or it may be more costly to do so than we anticipate. A variety of factors could cause us not to realize some or all of the expected benefits. These factors include, among others: delays in the anticipated timing of activities related to such growth initiatives, strategies and operating plans; difficulty in competing in certain industries, product areas and geographies in which we have less experience than others; negative attention from any failed initiatives; and increased or unexpected costs in implementing these efforts.
        Moreover, our continued implementation of these programs may disrupt our operations and performance. As a result, we may not realize the expected benefits from these plans. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies and operating plans adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, we will not be able to implement our growth strategy, which ultimately could materially adversely affect our business, financial condition and results of operations.
Our acquisitions, joint ventures and strategic investments may result in additional risks and uncertainties in our businesses.
        In addition to recruiting and organic expansion, we have grown, and intend to continue to grow, our core businesses through acquisitions, joint ventures and strategic investments.
        We regularly evaluate opportunities to acquire other businesses. Unless and until acquisitions of other businesses generate meaningful revenues, the purchase prices we pay to acquire such businesses could have a material adverse effect on our business, financial condition and results of operations. If we acquire a business, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to realize the financial, operational, and other benefits we anticipate from acquisitions. Competition for future acquisition opportunities in our markets could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, acquisitions may involve a number of special financial and business risks, including expenses related to any potential acquisition from which we may withdraw, diversion of our management's time, attention, and resources, decreased utilization during the integration process, loss of key acquired personnel, difficulties in integrating diverse corporate cultures, increased costs to improve or integrate personnel and financial, accounting, technology and other systems, including compliance with the Sarbanes-Oxley Act, dilutive issuances of equity securities, including convertible debt securities, the assumption of legal liabilities, amortization of acquired intangible assets, potential write-offs related to the impairment of goodwill and additional conflicts of interest. If we are unable to successfully manage these risks, we will not be able to implement our growth strategy, which ultimately could materially adversely affect our business, financial condition and results of operations.
        In the case of joint ventures, we are subject to additional risks and uncertainties relating to governance and controls. For example, we may be dependent upon, and subject to, liability, losses or reputational damage relating to personnel, controls and systems that are not fully under our control. In addition, disagreements between us and our joint venture partners may negatively impact our business and profitability.
Prior to our IPO in August 2015, our management had not previously managed a public company.
        Prior to our IPO in August 2015, our management team had historically operated our business as a privately-owned company, and the individuals constituting our management team had not previously managed a publicly traded company. Compliance with public company requirements places significant additional demands on our management and had required us to enhance our investor relations, legal, financial reporting, internal audit, compliance with the Sarbanes-Oxley Act and corporate communications functions. These additional efforts may strain our resources and divert management's attention from other business concerns, which could adversely affect our business and profitability.
Our international operations are subject to certain risks, which may affect our revenue.
        In fiscal 2016, we earned approximately 13% of our revenue from our international operations. We intend to grow our non-United States business, including growth into new regions with which we have less familiarity and experience, and this growth is important to our overall success. In addition, many of our larger clients are non-United States entities seeking to enter into transactions involving United States businesses. Our international operations carry special financial and business risks, which could include the following:
•greater difficulties in managing and staffing foreign operations;
•fluctuations in foreign currency exchange rates that could adversely affect our results;
•unexpected changes in trading policies, regulatory requirements, tariffs and other barriers;
•longer transaction cycles;
•higher operating costs;
•local labor conditions and regulations;
•adverse consequences or restrictions on the repatriation of earnings;
•potentially adverse tax consequences, such as trapped foreign losses;
•less stable political and economic environments;

•	terrorism, political hostilities, war and other civil disturbances or other catastrophic events that reduce business activity;

•	cultural and language barriers and the need to adopt different business practices in different geographic areas; and
•difficulty collecting fees.
        As part of our day-to-day operations outside the United States, we are required to create compensation programs, employment policies, compliance policies and procedures and other administrative programs that comply with the laws of multiple countries. We also must communicate and monitor standards and directives across our global operations. Our failure to successfully manage and grow our geographically diverse operations could impair our ability to react quickly to changing business and market conditions and to enforce compliance with non-United States standards and procedures.
        Any payment of distributions, loans or advances to and from our subsidiaries could be subject to restrictions on or taxation of, dividends or repatriation of earnings under applicable local law, monetary transfer restrictions, foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate or other restrictions imposed by current or future agreements, including debt instruments, to which our non-United States subsidiaries may be a party. Our business, financial condition and/or results of operations could be adversely impacted, possibly materially, if we are unable to successfully manage these and other risks of international operations in a volatile environment. If our international business increases relative to our total business, these factors could have a more pronounced effect on our operating results or growth prospects.
        In recent years, the United States Department of Justice and the SEC have devoted greater resources to enforcement of the FCPA. In addition, the United Kingdom has significantly expanded the reach of its anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA and other anti-corruption laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA or other applicable anti-corruption laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial condition, results of operations or the market value of our Class A common stock.
Fluctuations in foreign currency exchange rates could adversely affect our results.
        Because our financial statements are denominated in United States dollars and we receive a portion of our net revenue in other currencies, we are exposed to fluctuations in foreign currencies. In addition, we pay certain of our expenses in such currencies. Fluctuations in foreign currency exchange rates led to a net gain in cash of $0.4 million for fiscal 2016, compared to a net loss in cash of $2.3 million for fiscal 2015. In particular, we are exposed to the Euro and the pound sterling, and the weakening of the Euro and other currencies relative to the United States dollar has had, and may continue to have, an adverse effect on our revenue. From time to time, we have entered into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. Notwithstanding our entry into such hedge transactions, an appreciation or depreciation of any of the currencies to which we are exposed relative to the United States dollar could result in an adverse or beneficial impact, respectively, to our business, financial condition, results of operations and/or cash flows.
The cost of compliance with international broker-dealer, employment, labor, benefits and tax regulations may adversely affect our business and hamper our ability to expand internationally.
        Because we operate our business both in the United States and internationally, we are subject to many distinct securities, employment, labor, benefits and tax laws in each country in which we operate, including regulations affecting our employment practices and our relations with our employees and service providers. If we are required to comply with new regulations or new interpretations of existing regulations, or if we are unable to comply with these regulations or interpretations, our business could be adversely affected or the cost of compliance may make it difficult to expand into new international markets. Additionally, our competitiveness in international markets may be adversely affected by regulations requiring, among other things, the awarding of contracts to local contractors, the employment of local citizens and/or the purchase of services from local businesses or favoring or requiring local ownership.
We may not be able to generate sufficient cash in the future to service any future indebtedness.
        Our ability to make scheduled payments on or to refinance our debt obligations will depend on our business, financial condition and results of operations. We cannot provide assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal of, and interest on, our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance such indebtedness.

Our revenue in any given period is dependent on the number of fee-paying clients in such period and the size of transactions on which we are advising, and a significant reduction in the number of fee-paying clients in any given period could reduce our revenue and adversely affect our operating results in such period.
        Our revenue in any given period is dependent on the number of fee-paying clients in such period and the size of transactions on which we are advising. We may lose clients as a result of the sale or merger of a client, a change in a client's senior management, competition from other financial advisors and financial institutions and other causes. A significant reduction in the number of fee-paying clients and/or the size of transactions on which we are advising in any given period could reduce our revenue and adversely affect our operating results in such period.
Our clients may be unable to pay us for our services.
        We face the risk that certain clients may not have the financial resources to pay our agreed-upon advisory fees, including in the bankruptcy or insolvency context. Our clients include some companies that may from time to time encounter financial difficulties. If a client's financial difficulties become severe, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. On occasion, some of our clients have entered bankruptcy, which has prevented us from collecting amounts owed to us. The bankruptcy of a number of our clients that, in the aggregate, owe us substantial accounts receivable could have a material adverse effect on our business, financial condition and results of operations. In addition, if a number of clients declare bankruptcy after paying us certain invoices, courts may determine that we are not properly entitled to those payments and may require repayment of some or all of the amounts we received, which could adversely affect our business, financial condition and results of operations. In addition, some fees earned from certain activities in our Financial Restructuring business segment are subject to approval by the United States Bankruptcy Courts and other interested parties, including United States Trustees, which have the ability to challenge the payment of those fees. Fees earned and reflected in our revenue may from time to time be subject to successful challenges, which could result in a reduction of revenue. Finally, certain clients may also be unwilling to pay our advisory fees in whole or in part, in which case we may have to incur significant costs to bring legal action to enforce our engagement agreements to obtain our advisory fees. We incurred bad debt expense of $2.5 million in fiscal 2016 and $2.0 million in fiscal 2015, related to uncollectible or doubtful accounts receivable.
We may enter into new lines of business, which may result in additional risks and uncertainties in our business.
        We currently generate substantially all of our revenue from advisory services. However, while we have no current plans to do so, we may grow our business by entering into new lines of business other than advisory services. To the extent we enter into new lines of business, we will face numerous risks and uncertainties, including risks associated with actual or perceived conflicts of interest because we would no longer be limited to the advisory business, the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, the required investment of capital and other resources and the loss of clients due to the perception that we are no longer focusing on a core business.
        Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. In addition, certain aspects of our cost structure, such as costs for compensation, occupancy and equipment rentals, communication and information technology services, and depreciation and amortization will be largely fixed, and we may not be able to timely adjust these costs to match fluctuations in revenue related to our entering into new lines of business. If a new business generates insufficient revenue or if we are unable to efficiently manage our expanded operations, our business, financial condition and results of operations could be materially adversely affected.
We are subject to operational risks.
        We operate a business that is highly dependent on information systems and technology. Any failure to keep accurate books and records can render us liable to disciplinary action by governmental and self-regulatory authorities, as well as to claims by our clients. We rely on third-party service providers for certain aspects of our business. Although we have yet to suffer any significant losses or other damages as a result of operational risks, any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair our operations, affect our reputation and adversely affect our business.
        In addition, a disaster or other business continuity problem, such as a pandemic, other man-made or natural disaster or disruption involving electronic communications or other services used by us or third parties with whom we conduct business, could lead us to experience operational challenges. The incidence and severity of catastrophes and other disasters are inherently unpredictable, and our inability to timely and successfully recover could materially disrupt our business and cause material financial loss, regulatory actions, reputational harm or legal liability.

Extensive and evolving regulation of our business and the business of our clients exposes us to the potential for significant penalties and fines due to compliance failures, increases our costs and may result in limitations on the manner in which our business is conducted.
        As a participant in the financial services industry, we are subject to extensive regulation in the United States and internationally. We are subject to regulation by governmental and self-regulatory organizations in the jurisdictions in which we operate. As a result of market volatility and disruption in recent years, the United States and other governments have taken unprecedented steps to try to stabilize the financial system, including providing assistance to financial institutions and taking certain regulatory actions. The full extent of the effects of these actions and of legislative and regulatory initiatives (including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act")) effected in connection with, and as a result of, such extraordinary disruption and volatility is uncertain, both as to the financial markets and participants in general, and as to us in particular.
        Our ability to conduct business and our operating results, including compliance costs, may be adversely affected as a result of any new requirements imposed by the SEC, FINRA or other United States or foreign governmental regulatory authorities or self-regulatory organizations that regulate financial services firms or supervise financial markets. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. In addition, some of our clients or prospective clients may adopt policies that exceed regulatory requirements and impose additional restrictions affecting their dealings with us. Accordingly, we may incur significant costs to comply with United States and international regulations. Our expenses incurred in complying with these regulatory requirements, including legal fees and fees paid to the SEC, FINRA and United States or foreign governmental regulatory authorities or self-regulatory organizations, have increased in recent years. We maintain an internal team that works full-time to develop and implement regulatory compliance policies and procedures, monitor business activities to ensure compliance with such policies and procedures and reports to senior management. This team also uses various software tracking and reporting systems and confers regularly with internal and outside legal counsel in the performance of its responsibilities. In addition, new laws or regulations or changes in enforcement of existing laws or regulations applicable to our clients may adversely affect our business. For example, changes in antitrust enforcement could affect the level of M&A activity and changes in applicable regulations could restrict the activities of our clients and their need for the types of advisory services that we provide to them.
        Our failure to comply with applicable laws or regulations could result in adverse publicity and reputational harm as well as fines, suspensions of personnel or other sanctions, including revocation of any required registration of us or any of our subsidiaries and could impair executive retention or recruitment. In addition, any changes in the regulatory framework under which we operate could impose additional expenses or capital requirements on us, result in limitations on the manner in which our business is conducted, have an adverse impact upon our business, financial condition and results of operations and require substantial attention by senior management. In addition, our business is subject to periodic examination by various regulatory authorities, and we cannot predict the outcome of any such examinations.
We face substantial litigation risks.
        Our role as advisor to our clients involves complex analysis and the exercise of professional judgment, including rendering fairness opinions in connection with mergers and other transactions. Our activities, and particularly those of our Financial Advisory Services group, may subject us to the risk of significant legal liabilities to our clients and affected third parties, including shareholders of our clients who could bring securities class actions against us. In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial services companies have been increasing. Litigation alleging that we performed below our agreed standard of care or breached any other obligations to a client or other parties could expose us to significant legal liabilities, particularly with respect to our Financial Advisory Services group, and, regardless of outcome, is often very costly, could distract our management and could damage our reputation. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. Our engagements typically include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us in all cases, including when we perform below our agreed standard of care or a client does not have the financial capacity to pay under the indemnity. As a result, we may incur significant legal expenses in defending against or settling litigation. In addition, we may have to spend a significant amount to adequately insure against these potential claims, or insurance coverage may not be available on commercial terms or at all. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects, financial condition and results of operations.
Cyber-attacks or other security breaches could have a material adverse effect on our business.
        Our clients typically provide us with sensitive and confidential information. We are dependent on information technology networks and systems to securely process, transmit and store such information and to communicate among our locations around the world and with our professional staff, clients, alliance partners and vendors. We may be subject to attempted security breaches and cyber-attacks and, while none have had a material impact to date, a successful breach could lead to shutdowns or disruptions of our systems or third-party systems on which we rely and potential unauthorized disclosure of sensitive or confidential information. Breaches of our security systems or third-party network security systems on which we rely could involve attacks that are intended to obtain unauthorized access to our proprietary information, client and third party information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses, cyber-attacks and other means and could originate from a wide variety of sources, including unknown third parties outside the Company. If our systems or third-party systems on which we rely are compromised, do not operate properly or are disabled, we could suffer a disruption of our business, financial losses, liability to clients, regulatory sanctions and damage to our reputation.
We are subject to continuing contingent tax liabilities of ORIX USA.
        As a result of the corporate reorganization prior to our IPO, certain tax liabilities of ORIX USA may have become our obligations. Under the Internal Revenue Code of 1986, as amended (the "Code"), and the related rules and regulations, each corporation that was a member of the ORIX USA consolidated United States federal income tax reporting group during any taxable period or portion of any taxable period ending on or before the completion of the corporate reorganization is jointly and severally liable for the United States federal income tax liability of the entire ORIX USA consolidated tax reporting group for that taxable period. As part of the Corporate Reorganization, we agreed with ORIX USA to allocate the responsibility for prior period taxes of the ORIX USA consolidated tax reporting group between us and ORIX USA. Thus, in the event that ORIX USA were to be assessed for taxes attributable to our business for any period, we would be required to compensate ORIX USA for such liability. In addition, if ORIX USA is unable to pay any prior period taxes for which it is responsible, we could be required to pay the entire amount of such taxes.
As a result of our continued arrangements with ORIX USA and its affiliates, our business, financial condition and liquidity could be materially adversely affected by operational or financial difficulties experienced by ORIX USA or its affiliates.
        We have continued exposure to ORIX USA and its affiliates and will depend on the management, accounting, tax and regulatory services provided by or under the direction of ORIX USA under the Transition Services Agreement between ORIX USA, LP and the Company dated as of August 18, 2015 and the Amended and Restated Tax Sharing Agreement by and among ORIX USA, certain subsidiaries of ORIX USA and the Company dated August 18, 2015. In addition, we entered into a cash management agreement with ORIX Global Capital Ltd. ("OGC"), a U.K. subsidiary of ORIX Corporation, as of August 18, 2015 (the "Cash Management Agreement") to manage our cash generated by our European operations. As a result of these arrangements, we are dependent, to a certain extent, on the creditworthiness of ORIX USA and its affiliates, including OGC, and their ability to effectively manage their operations. In the event that ORIX USA or its affiliate is unwilling or unable to fulfill its obligations under these respective arrangements, we may incur a financial loss or a disruption in our operations, which could have a material adverse effect on our business, financial condition and liquidity.
Risks Related to Our Class A Common Stock
The dual class structure of our common stock and the ownership of our Class B common stock by ORIX USA and the HL Holders through the HL Voting Trust have the effect of concentrating voting control with ORIX USA and the HL Voting Trust for the foreseeable future, which limits the ability of our Class A common stockholders to influence corporate matters. We are controlled by ORIX USA and the HL Voting Trust, whose interests may differ from those of our Class A common stockholders.
        Each share of our Class B common stock is entitled to ten votes per share, and each share of our Class A common stock is entitled to one vote per share. Given the greater number of votes per share attributed to our Class B common stock, as of March 31, 2016, ORIX USA and the HL Holders through the HL Voting Trust, which each hold shares of Class B common stock, collectively beneficially owned 53,219,303 shares of Class B common stock representing approximately 81.5% of the economic interest, and control 97.8% of the voting power of our outstanding capital stock. ORIX USA and the HL Voting Trust will, for the foreseeable future, have significant influence over our corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval. ORIX USA and the HL Voting Trust are collectively able, subject to applicable law and voting arrangements between them, to elect a majority of the members of our board of directors and control actions to be taken by us and our board of directors, including amendments to our amended and restated certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. The Stockholders' Agreement also provides that approval of two-thirds of the board is required for certain corporate actions for a period of time based on ORIX USA's continuing ownership level, which, based on ORIX USA's current ownership percentage, essentially gives the ORIX USA directors veto authority over those actions. This concentrated control will limit the ability of holders of our Class A common stock to influence corporate matters for the foreseeable future and may materially adversely affect the market price of our Class A common stock. It is possible that the interests of ORIX USA and the HL Voting Trust may in some circumstances conflict with our interests and the interests of our other stockholders. For example, ORIX USA and the HL Voting Trust may have different tax positions or other differing incentives from other stockholders that could influence their decisions regarding whether and when to cause us to dispose of assets, incur new or refinance existing indebtedness or take other actions. Additionally, the holders of our Class B common stock may cause us to make strategic decisions or pursue acquisitions that could involve risks to holders of our Class A common stock or may not be in the best interests of holders of our Class A common stock.

        The holders of our Class B common stock will also be entitled to a separate vote in the event we seek to amend our amended and restated certificate of incorporation to increase or decrease the par value of a class of our common stock or in a manner that alters or changes the powers, preferences or special rights of the Class B common stock in a manner that affects its holders adversely. Future transfers by holders of Class B common stock will generally result in those shares converting on a one-for-one basis to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long-term.
We are a "controlled company" within the meaning of the New York Stock Exchange listing standards and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. Holders of Class A common stock do not have the same protections afforded to stockholders of companies that are subject to such requirements.
        ORIX USA and the HL Voting Trust control a majority of the voting power of our outstanding common stock. As a result, we qualify as a "controlled company" within the meaning of the corporate governance standards of the New York Stock Exchange. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements, including: the requirement that a majority of the board of directors consist of independent directors, the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors and the requirement that we have a compensation committee that is composed entirely of independent directors.
        We intend to continue to rely on some or all of these exemptions. As a result, we do not have a majority of independent directors and our compensation and nominating and corporate governance committees do not consist entirely of independent directors. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange.
While we currently pay a quarterly cash dividend to our stockholders, we may change our dividend policy at any time and we may not continue to declare cash dividends.
        Although we currently pay a quarterly cash dividend to our stockholders, we have no obligation to do so, and our dividend policy may change at any time. Returns on stockholders' investments will primarily depend on the appreciation, if any, in the price of our Class A common stock. The amount and timing of dividends, if any, are subject to capital availability and periodic determinations by our board of directors that cash dividends are in the best interest of our stockholders and are in compliance with all applicable laws and any other contractual agreements limiting our ability to pay dividends. Under our current debt obligations (as described herein) we are restricted from paying cash dividends in certain circumstances, and we expect these restrictions to continue in the future. Our ability to pay dividends may also be restricted by the terms of any future credit agreement or any future debt or preferred equity securities of ours or of our subsidiaries. Future dividends, including their timing and amount, may be affected by, among other factors: general economic and business conditions; our financial condition and operating results; our available cash and current anticipated cash needs; capital requirements; contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders; and such other factors as our board of directors may deem relevant.
        Our dividend payments may change from time to time, and we may not continue to declare dividends in any particular amounts or at all. The reduction in or elimination of our dividend payments could have a negative effect on our stock price.
If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our Class A common stock, the price of our Class A common stock could decline.
        The trading market for our Class A common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. If one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our Class A common stock could decline. If one or more of these analysts cease to cover our Class A common stock, we could lose visibility in the market for our stock, which in turn could cause our Class A common stock price to decline.
Our Class A common stock may be volatile or may decline regardless of our operating performance, which could cause the value of our Class A common stock to decline.
        The market price for our Class A common stock is volatile, in part because of the limited number of shares of Class A common stock sold in our IPO, and the limited trading history of the Class A common stock. In addition, the market price of our Class A common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:
•our operating and financial performance and prospects;
•our quarterly or annual earnings or those of other companies in our industry;
•the public's reaction to our press releases, our other public announcements and our filings with the SEC;
•quarterly variations in our operating results compared to market expectations;

•	changes in, or failure to meet, earnings estimates or recommendations by research analysts who track our common shares or the stock of other companies in our industry;
•adverse publicity about us, the industries we participate in or individual scandals;
•announcements of new offerings by us or our competitors;
•stock price performance of our competitors;
•changes in the evaluations of our Class A common stock by research analysts
•fluctuations in stock market prices and volumes;
•default on our indebtedness;
•actions by competitors;
•changes in senior management or key personnel;
•changes in financial estimates by securities analysts;
•our reduced disclosure as a result of being an "emerging growth company" under the JOBS Act;
•our status as a "controlled company";
•negative earnings or other announcements by us or other financial services companies;
•downgrades in our credit ratings or the credit ratings of our competitors;
•incurrence of indebtedness or issuances of capital stock;
•global economic, legal and regulatory factors unrelated to our performance; and
•the other factors listed in this "Risk Factors" section.
         In addition, stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies in our industry. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.
Our share price may decline due to the large number of shares eligible for future sale.
        The market price of our Class A common stock could decline as a result of sales of a large number of shares of Class A common stock available for sale upon conversion of Class B common stock or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
        All of our executive officers and the other HL Holders who have deposited their shares into the HL Voting Trust, are subject to lock-up agreements that restrict their ability to transfer shares of our capital stock. These agreements restrict these holders’ ability to transfer shares of our capital stock until August 2018, subject to acceleration in certain circumstances. After this period, shares of common stock held by HL Holders indirectly through the HL Voting Trust will become transferable in three equal installments in each of August 2018, 2019 and 2020. In addition, shares of our common stock held by managing directors and certain senior corporate officers of the Company whose employment with the Company or a subsidiary thereof terminates (other than due to a death or disability) before the third anniversary of the IPO will be subject to transfer restrictions for seven years following the IPO. As of March 31, 2016, 31,608,972 shares of our Class A common stock issuable upon conversion of outstanding Class B common stock are eligible for sale, subject to the restrictions under the lock-up agreements described above, and subject to certain restrictions under the Securities Act of 1933, as amended (the "Securities Act"). Stockholders who are subject to any of the lock-up agreements described above may be permitted to sell shares prior to the expiration of the applicable lock-up agreement in certain circumstances, including a secondary offering, or as a result of a waiver approved by the Board of Directors.
Taking advantage of the reduced disclosure requirements applicable to "emerging growth companies" may make our Class A common stock less attractive to investors.
        The JOBS Act provides that, so long as a company qualifies as an "emerging growth company," it will, among other things:

•
be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

•	be exempt from the "say on pay" and "say on golden parachute" advisory vote requirements of the Dodd-Frank Act;

•
be exempt from certain disclosure requirements of the Dodd-Frank Act relating to compensation of its executive officers and be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"); and

•
be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor's report on the financial statements.

        We currently take advantage of, and intend to continue to take advantage of, each of the exemptions described above. We have irrevocably elected not to take advantage of the extension of time to comply with new or revised financial accounting standards available under Section 107(b) of the JOBS Act. We could be an emerging growth company for up to five years from the date of our IPO. The Class A common stock may be less attractive to investors because we elect to rely on these exemptions, and taking advantage of these exemptions may result in less active trading or more volatility in the price of our Class A common stock.
We have incurred and will continue to incur increased costs as a result of becoming a public company and in the administration of our organizational structure.
        As a public company, we incur significant legal, accounting, insurance and other expenses that we did not previously incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act and related rules implemented by the SEC. We also incur ongoing periodic expenses in connection with the administration of our organizational structure. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing as a result of additional rules and regulations. We expect this to continue which will likely make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.
        The historical financial information in this Form 10-K for periods prior to the initial public offering of our Class A common stock presented herein do not reflect the added costs we incur as a public company, including costs related to public company reporting, investor relations and compliance with the Sarbanes-Oxley Act. As a result of these matters, among others, it may be difficult for investors to compare our current and future results to historical results or to evaluate our relative performance or trends in our business. For more information on our historical financial information, see "Selected Consolidated Financial and Other Data," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements included elsewhere in this Form 10-K.
Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
        We are required to comply with the SEC's rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Though we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal controls over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC. However, as an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.
        To comply with the requirements of being a public company, we have undertaken various actions, and may need to take additional actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal controls can divert our management's attention from other matters that are important to the operation of our business. A material weakness is a deficiency, or combination of deficiencies, in internal controls, such that there is a reasonable possibility that a material misstatement of the entity's financial statements will not be prevented, or detected and corrected on a timely basis. A significant deficiency is a deficiency, or combination of deficiencies, in internal controls that is less severe than a material weakness, yet important enough to merit attention by those charged with governance. Although we have not identified a material weakness or significant deficiency in the past two fiscal years, in the future when evaluating our internal control over financial reporting, we may identify material weaknesses or significant deficiencies that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses or significant deficiencies in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is ineffective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are be listed, the SEC or other regulatory authorities, which could require additional financial and management resources and could lead to a decline in our stock price.

Our anti-takeover provisions could prevent or delay a change in control of our Company, even if such change in control would be beneficial to our stockholders.
        Provisions of our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law could discourage, delay or prevent a merger, acquisition or other change in control of our company, even if such change in control would be beneficial to our stockholders. Certain provisions of our amended and restated certificate of incorporation and our amended and restated bylaws that could prevent or delay a change in control of our company include:

•	the ability to issue "blank check" preferred stock, which could increase the number of outstanding shares and thwart a takeover attempt;

•	a classified board of directors so that not all members of our board of directors are elected at one time;

•	the ability to remove directors only for cause;

•	no use of cumulative voting for the election of directors;

•	no ability of stockholders to call special meetings;

•	supermajority voting provisions for stockholder approval of amendments to our certificate of incorporation and by-laws;

•
the requirement that, to the fullest extent permitted by law and unless we agree otherwise, certain proceedings against or involving us or our directors, officers or employees be brought exclusively in the Court of Chancery in the State of Delaware;

•	the ability of stockholders to take action by written consent; and

•	advance notice and duration of ownership requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.
        These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and cause us to take other corporate actions they desire. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.
        In addition, the General Corporation Law of the State of Delaware (the "DGCL"), to which we are subject, prohibits us, except under specified circumstances, from engaging in any mergers, significant sales of stock or assets or business combinations with any stockholder or group of stockholders who owns at least 15% of our common stock.
We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our Class A common stock, which could depress the price of our Class A common stock.
        Our amended and restated certificate of incorporation authorizes us to issue one or more series of preferred stock. Our board of directors has the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for our Class A common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our Class A common stock.
The provision of our amended and restated certificate of incorporation requiring exclusive venue in the Court of Chancery in the State of Delaware for certain types of lawsuits may have the effect of discouraging lawsuits against our directors, officers and stockholders.
        Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or stockholders to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or as to which the DGCL confers jurisdiction in the Court of Chancery of the State of Delaware or (iv) any action asserting a claim governed by the internal affairs doctrine will have to be brought only in the Court of Chancery in the State of Delaware, unless we agree otherwise. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors, officers and stockholders.

Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
Our headquarters is located in leased office space at 10250 Constellation Boulevard, Los Angeles, California 90067. We lease the space in the United States for our offices in Atlanta, Chicago, Dallas, Houston, Minneapolis, Miami, New York, Newport Beach, San Francisco and Washington D.C.; and internationally in Amsterdam, Beijing, Frankfurt, Hong Kong, London, Madrid, Paris, and Tokyo.

We do not own any real property. We consider these arrangements to be adequate for our present and future needs.
Item 3.    Legal Proceedings
In the ordinary course of business, from time to time the Company and its affiliates are involved in judicial or regulatory proceedings, arbitrations or mediations concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, government agencies and self-regulatory organizations conduct periodic examinations and initiate administrative proceedings regarding the Company's business, including, among other matters, compliance, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, investment advisor, or its directors, officers or employees. In view of the inherent difficulty of determining whether any loss in connection with such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Where appropriate, provisions for losses are established in accordance with Accounting Standards Codification (ASC) 450, "Contingencies" when warranted. Once established, such provisions are adjusted when there is more information available or when an event occurs requiring a change.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II.
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock is traded on the New York Stock Exchange under the symbol "HLI." There is no publicly traded market for our Class B common stock. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our Class A common stock, as reported in the consolidated transaction reporting system, and the quarterly dividends declared on each share of our Class A and Class B common stock since our IPO in August 2015.

	Fiscal Year Ended March 31, 2016
	Sales Price		Dividends per share of common stock
	High	Low
8/13/15-9/30/15	$23.10	$18.22	$—
Quarter ended 12/31/15	$26.75	$20.85	$0.15
Quarter ended 3/31/16	$26.09	$22.24	$0.15

As of June 21, 2016, there were approximately four holders of record of our Class A common stock and two holders of record of our Class B common stock. This does not include the number of shareholders that hold shares in "street-name" through banks or broker-dealers or through the HL Voting Trust.
Dividend Payments and Dividend Policy
Prior to the consummation of the IPO, HL CA made a distribution to its direct holder that was ultimately distributed pro rata and paid to its then-existing owners in the amount of $270.0 million, consisting of (i) a short‑term note in the aggregate amount of $197.2 million, which was repaid immediately after the consummation of the IPO, and was allocated $94.5 million to ORIX USA and $102.7 million to the HL Holders, (ii) a $45.0 million note issued to ORIX USA and (iii) certain of our non‑operating assets (consisting of non‑marketable minority equity interests in four separate businesses that range in carrying value from $2.5 million to $11.0 million as of June 30, 2015 and valued in the aggregate at approximately $22.8 million as of June 30, 2015, which was distributed to certain of the HL Holders.
Beginning in December 2015, the Company has regularly declared and paid quarterly dividends and plans to continue paying regularly quarterly dividends. The Company paid dividends of $0.15 per share in December 2015 and March 2016. For June 2016, the quarterly dividend was increased to $0.17 per share.
The declaration and payment of any future dividends will be at the sole discretion of our board of directors. Our board of directors will take into account: general economic and business conditions; our financial condition and operating results; our available cash and current anticipated cash needs; capital requirements; contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders; and such other factors as our board of directors may deem relevant.
Unregistered Sales of Equity Securities and Use of Proceeds
On August 18, 2015, we issued an aggregate of 65,118,085 shares of Class B common stock to our existing convertible note and equity holders, of which 12,075,000 shares of Class B common stock were converted into shares of Class A common stock and sold to the public in our IPO. The shares of Class B common stock were issued in connection with an internal corporate restructuring to separate the Houlihan Lokey business from other assets which had been separately managed and controlled by ORIX USA but historically held within the consolidated corporate ownership structure of Fram. The Company did not receive any proceeds from the issuance of the shares referred to above.

In September 2015, we issued 278,808 shares of Class B common stock at an agreed price of $21.00 per share to the sellers in conjunction with the acquisition of McQueen Limited ("McQueen"), a United Kingdom-based corporate finance advisor to the consumer, food and retail sectors.

In March 2016, we issued an additional 20,940 shares of Class B common stock at a price of $25.49 per share to the sellers in connection with the acquisition of McQueen.

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

Item 6.	Selected Financial Data

The following selected financial and other data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and related notes included elsewhere in this Form 10-K.

The selected historical financial data for the years ended March 31, 2016, 2015, and 2014 and as of March 31, 2016 and 2015 have been derived from our audited consolidated financial statements included in this Form 10-K.

($ in thousands)	Year ended March 31,
	2016	2015	2014
Consolidated Statements of Operations Data:
Fee revenue	$693,765	$680,872	$592,450
Operating expenses:
Employee compensation and benefits	461,609	475,100	414,918
Non-compensation expenses	105,756	77,118	74,684
Total operating expenses	567,365	552,218	489,602
Operating income	126,400	128,654	102,848
Other (expenses) income, net	(770)	3,481	2,478
Income before provision for income taxes	125,630	132,135	105,326
Provision for income taxes	55,863	52,196	43,898
Net income	69,767	79,939	61,428
Net income attributable to noncontrolling interest	(26)	(58)	(108)
Net income attributable to Houlihan Lokey, Inc.	$69,741	$79,881	$61,320

Weighted average number of shares outstanding (1)
Basic	59,044,981	57,134,305	55,050,159
Diluted	63,475,903	60,135,375	58,124,772

Net income attributable to Houlihan Lokey, Inc. per share (1)
Basic	$1.18	$1.40	$1.11
Diluted	$1.10	$1.33	$1.05

Cash dividends per share (2)	$0.30	$—	$—

Consolidated Balance Sheets Data:
Cash and cash equivalents	$166,169	$88,662
Total assets	1,070,884	1,229,848
Total liabilities	417,329	403,960
Long-term obligations	76,620	—
Total stockholders' equity	651,160	824,506
_______________________________________________________________________________

(1)
The number of shares and per share amounts for the periods presented have been retroactively restated to reflect the conversion of Fram shares to HLI shares at a ratio of 10.425 shares to each share of Fram stock. See accompanying notes to consolidated financial statements.

(2)
In addition to the $0.30 per share paid to holders of HLI shares during the year ended March 31, 2016, prior to the consummation of the IPO, the Company distributed to the existing owners an aggregate dividend of $270.0 million, consisting of (i) a short‑term note in the aggregate amount of $197.2 million, which was repaid immediately after the consummation of the IPO, and was allocated $94.5 million to ORIX USA and $102.7 million to the HL Holders, (ii) a note to ORIX USA in the amount of $45.0 million (see footnote 4), and (iii) certain of our non‑operating assets to certain of the HL Holders (consisting of non‑marketable minority equity interests in four separate businesses that range in carrying value from $2.5 million to $11.0 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read together with our historical financial statements and related notes included elsewhere in this Form 10-K. Actual results and the timing of events may differ significantly from those expressed or implied in any forward-looking statements due to a number of factors, including those set forth in the sections entitled "Risk Factors" and "Cautionary Note Regarding Forward-Looking Statements" and elsewhere in this Form 10-K.
Executive Overview
Established in 1972, Houlihan Lokey is a leading global independent investment bank with expertise in M&A, financings, financial restructurings and financial advisory services. Through our 19 offices in the United States, Europe and Asia and five offices through our joint ventures in Australia, Singapore, India, Milan and Rome, we serve a diverse set of clients worldwide including corporations, financial sponsors, and government agencies. We advise our clients on critical strategic and financial decisions employing a rigorous analytical approach coupled with deep product and industry expertise.
We operate in three segments: Corporate Finance, Financial Restructuring and Financial Advisory Services. In our Corporate Finance business segment, we believe we are an established leader in M&A and capital markets advisory services. Through our Financial Restructuring business segment, we advise on some of the largest and most complex restructurings around the world. Our Financial Advisory Services business segment is one of the largest and most respected valuation and financial opinion, and financial and strategic consulting practices in the United States.
As of March 31, 2016, we served our clients globally with 837 financial professionals, including 165 Managing Directors. We plan to continue to grow our firm across industry sectors, geographies and products to deliver quality advice and innovative solutions to our clients, both organically and through acquisitions. Recent acquisitions include: Milestone Advisors in December 2012, which we combined with our existing financial institutions group to create a more robust platform; ArchPoint Partners LLC in March 2014, which significantly increased our expertise in the technology sector; Bridge Strategy Group ("Bridge") in January 2015, which added strategic consulting to our current consulting capabilities for C-suite relationships; M.E.S.A. Securities, Inc. ("MESA") in June 2015, which increased our capabilities in the digital and traditional media sectors; McQueen in September 2015, which increased our capacity in the consumer, food and retail sectors, particularly in Europe; and Leonardo in November 2015 in Germany, the Netherlands and Spain, and a minority partnership in a joint venture with the management team of Leonardo's investment banking operations in Italy, which enables us to provide a much greater breadth of services and coverage to our clients both in continental Europe and across the globe.
We generate revenues primarily from providing advisory services on transactions that are subject to individually negotiated engagement letters that set forth our fees. A significant portion of our engagements include Progress Fees (as defined herein) consisting of both periodic and milestone-related payments. The timing of milestone-related payments, such as upon the closing of a transaction, is generally not within our control. Accordingly, fee revenue and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter.
Corporate revenues were primarily generated by an immaterial ancillary business involving professional networking that was sold in December 2013. Corporate expenses represent expenses that are not allocated to individual business segments such as Office of the Executives, accounting, information technology, compliance, legal, marketing, human capital management and human resources, including related compensation expense for corporate employees.

Business Environment and Outlook
Economic and global financial conditions can materially affect our operational and financial performance. See "Risk Factors" for a discussion of some of the factors that can affect our performance.
Our fiscal year ends on March 31 of each year. For fiscal 2016, we earned fee revenue of $693.8 million, an increase of 2% from the $680.9 million earned during fiscal 2015. Fiscal 2015 fee revenue reflects an increase of 15% over fiscal 2014 fee revenues of $592.5 million. For fiscal 2016, 2015 and 2014, we earned fee revenue of $92.6 million, $85.8 million and $84.3 million, respectively, from our international operations.
Based on historical experience, we believe the current economic condition (high corporate cash balances and lower interest rates) provides a healthier environment for M&A and capital markets activities. In the United States, our dialogue with clients who are evaluating strategic alternatives remains robust and, though financing has become slightly more challenging recently, the availability of capital for the mid-cap space continues to be strong, which has the potential to fuel continued activity in M&A. In addition, in the current economic environment, companies and financial sponsors globally are pursuing M&A in order to drive greater efficiencies by reducing costs and increasing cash flows.

At the same time, we continue to experience demand for our Financial Restructuring services due to opportunities arising as a result of dislocations in certain geographies and industries. In the current economic environment, geographic and industry specific dislocations can result in substantial restructuring activity worldwide. In addition, we are positioned to identify attractive opportunities in geographies where restructuring markets are just beginning to evolve, driven by increased external investment and continued development of financial and legal sophistication, such as India, China and other parts of Asia.

Key Financial Measures
Fee Revenue
Fee revenue reflects revenues from our Corporate Finance, Financial Restructuring, and Financial Advisory Services business segments that substantially consist of fees for advisory services.
Revenue for all three business segments is recognized when earned and realizable. The amount and timing of the fees paid vary by the type of engagement. In general, advisory fees are paid at the time an engagement letter is signed ("Retainer Fees"), during the course of the engagement (“Progress Fees”), or upon the successful completion of a transaction or engagement (“Completion Fees”). Retainer Fees are generally recognized on a monthly basis, except in situations where there is uncertainty as to the timing of collection of the amount due. Progress Fees are recognized based on management’s estimates of the relative proportion of services provided through the financial reporting date to the total services required to be performed. Completion Fees are recognized only upon substantial completion of the contingencies stipulated by the engagement agreement. In some cases, approval of our fees is required from the courts or other regulatory authority; in these circumstances, the recognition of revenue is often deferred until approval is granted. See "Critical Accounting Policies and Estimates" included in Part II, Item 7 of this Form 10-K for a more detailed discussion.
Corporate Finance. Our Corporate Finance business segment earns fees from our clients for providing general financial advisory services in addition to advice on mergers and acquisitions and capital markets advisory offerings. We advise public and private institutions on a wide variety of situations, including buy-side and sell-side transactions, as well as leveraged loans, private mezzanine debt, high‑yield debt, initial public offerings, follow‑ons, convertibles, equity private placements, private equity and liability management transactions, and advise financial sponsors on all types of transactions. The majority of our Corporate Finance revenues consists of Completion Fees. A Corporate Finance transaction can fail to be completed for many reasons that are outside of our control. In these instances, our fees are generally limited to the initial Retainer Fee and in some cases Progress Fees that may have been earned.
Financial Restructuring. Our Financial Restructuring business segment earns fees from our clients for providing advice to debtors, creditors and other parties-in-interest in connection with recapitalization/deleveraging transactions implemented both through bankruptcy proceedings and through out‑of‑court exchanges, consent solicitations or other mechanisms, as well as in distressed mergers and acquisitions and capital markets activities. As part of these engagements, our Financial Restructuring business segment offers a wide range of advisory services to our clients, including: the structuring, negotiation, and confirmation of plans of reorganization; structuring and analysis of exchange offers; corporate viability assessment; dispute resolution and expert testimony; and procuring debtor in possession financing. Although atypical, a Financial Restructuring transaction can fail to be completed for many reasons that are outside of our control. In these instances, our fees are generally limited to the initial Retainer Fees and/or Progress Fees.
Financial Advisory Services. Our Financial Advisory Services business segment earns fees from our clients primarily for providing valuations of various assets including: companies, illiquid debt and equity securities, and intellectual property (among other assets and liabilities). These valuations are used for financial reporting, tax reporting, and other purposes. In addition, our Financial Advisory Services business segment renders fairness opinions in connection with mergers and acquisitions and other transactions, solvency opinions in connection with corporate spin‑offs and dividend recapitalizations, and other types of financial opinions in connection with other transactions. Also, our Financial Advisory Services business segment provides dispute resolution services to clients where fees are usually based on the hourly rates of our financial professionals. Lastly, our Financial Advisory Services business segment provides strategic consulting services to clients where fees are either fixed or based on the hourly rates of our consulting professionals. Unlike our Corporate Finance or Financial Restructuring segments, the fees generated in our Financial Advisory Services segment are generally not contingent on the successful completion of a transaction.
Operating Expenses
Our operating expenses are classified as employee compensation and benefits expenses and non‑compensation expenses; headcount is the primary driver of our operating expenses. Expenses are recorded on the consolidated statements of comprehensive income, net of any expenses reimbursed by clients.

Employee Compensation Expenses. Our employee compensation expenses, which account for the majority of our operating expenses, are determined by management based on revenues earned, headcount, the competitiveness of the prevailing labor market, and anticipated compensation expectations of our employees. These factors may fluctuate, and as a result, our employee compensation expenses may fluctuate materially in any particular period. Accordingly, the amount of employee compensation expenses recognized in any particular period may not be consistent with prior periods or indicative of future periods.
Our employee compensation expenses consist of base salary, payroll taxes, benefits, annual incentive compensation payable as cash bonus awards, deferred cash bonus awards, and the amortization of equity‑based bonus awards. Base salary and benefits are paid ratably throughout the year. Our annual equity-based bonus awards include fixed share compensation awards and fixed dollar awards as a component of the annual bonus awards for certain employees. These equity awards are generally subject to annual vesting requirements over a three- or four‑year period beginning at the date of grant, which occurs in the first quarter of each fiscal year; accordingly, expenses are amortized over the stated vesting period. In most circumstances, the unvested portion of these awards is subject to forfeiture should the employee depart from the Company. Cash bonuses, which are accrued monthly, are discretionary and dependent upon a number of factors including the Company's performance and are generally paid in April of each year with respect to prior year performance. Generally, a portion of the cash bonus is also deferred and paid in the third quarter of the next fiscal year.
In managing employee compensation and benefits expense, we focus on the following: (i) the ratio of our employee compensation and benefits to fee revenue ("Compensation Ratio"), (ii) the ratio of cash employee compensation and benefits plus deferred stock incentive employee compensation with respect to the applicable year to fee revenue ("Awarded Compensation Ratio") and, (iii) for periods commencing on October 1, 2015, the Awarded Compensation Ratio, excluding certain equity and cash grants awarded in connection with our IPO (“Adjusted Awarded Compensation Ratio”). We believe adjusted awarded employee compensation and benefits reflects the actual compensation cost more accurately than the GAAP measure of compensation cost, which includes applicable‑period cash compensation and the amortization of deferred incentive compensation principally attributable to prior periods’ deferred compensation. We target an Adjusted Awarded Compensation Ratio of approximately 65% to 66%. This Adjusted Awarded Compensation Ratio will include all of the costs included in our employee compensation and benefits expense as described in the paragraph above. However, if we identify opportunities to grow fee revenue through significant expansion, to position our business during challenging market conditions for future growth or for other reasons, our Adjusted Awarded Compensation Ratio may increase to a level in excess of this target.

Non‑Compensation Expenses. The balance of our operating expenses includes costs for travel, meals and entertainment, rent, depreciation and amortization, information technology and communications, professional fees, other operating expenses and provision for bad debts. We refer to all of these expenses as non‑compensation expenses. A portion of our non‑compensation expenses fluctuate in response to changes in headcount. Reimbursed client expenses are netted against non‑compensation expenses.
Other Income (Expense), net
Other income (expense), net includes (i) interest income earned on non‑marketable securities, cash and cash equivalents, loans receivable from affiliates and employee loans, (ii) interest expense associated with our Revolving Credit Facility (defined herein), the loan payable to affiliate and loans payable to former shareholders, (iii) interest expense on the loan payable to non-affiliate, (iv) equity income from funds and partnership interests where we have more than a minor ownership interest or more than minor influence over operations but do not have a controlling interest and are not the primary beneficiary, and (v) net income attributable to noncontrolling interests, which primarily represents the income associated with persons other than Houlihan Lokey that are our co‑investors in a consolidated subsidiary that holds an equity method investment in an unconsolidated entity.

Results of Consolidated Operations
The following is a discussion of our results of operations for the years ended March 31, 2016, 2015 and 2014. For a more detailed discussion of the factors that affected the revenues and the operating expenses of our Corporate Finance, Financial Restructuring and Financial Advisory Services business segments in these periods, see "Business Segments" below.

	Year ended March 31,			Year-over-Year Change
($ in thousands)	2016	2015	2014	'15-'16	'14-'15
Fee revenue	$693,765	$680,872	$592,450	2%	15%
Operating expenses:
Employee compensation and benefits	461,609	475,100	414,918	(3)%	15%
Non-compensation expenses	105,756	77,118	74,684	37%	3%
Total operating expenses	567,365	552,218	489,602	3%	13%
Operating income	126,400	128,654	102,848	(2)%	25%
Other (expenses) income, net	(770)	3,481	2,478	N/M	40%
Income before provision for income taxes	125,630	132,135	105,326	(5)%	25%
Provision for income taxes	55,863	52,196	43,898	7%	19%
Net income	69,767	79,939	61,428	(13)%	30%
Net income attributable to noncontrolling interest	(26)	(58)	(108)	(55)%	(46)%
Net income attributable to Houlihan Lokey, Inc.	$69,741	$79,881	$61,320	(13)%	30%
_______________________________________________________________________________
N/M = Not Meaningful

Year ended March 31, 2016 versus March 31, 2015
Fee revenue was $693.8 million for the year ended March 31, 2016, compared with $680.9 million for the year ended March 31, 2015, representing an increase of 2%. For the year ended March 31, 2016, Corporate Finance revenues increased 1%, Financial Restructuring revenues decreased 3% and Financial Advisory Services revenues increased 14%, compared with the year ended March 31, 2015.
Operating expenses were $567.4 million for the year ended March 31, 2016, compared with $552.2 million for the year ended March 31, 2015, an increase of 3%. Employee compensation expenses, as a component of operating expenses, were $461.6 million for the year ended March 31, 2016, compared with $475.1 million for the year ended March 31, 2015, a decrease of 3%. The decrease in employee compensation expenses was due to (i) higher non-compensation expenses that resulted in reduced compensation that was available to employees, and (ii) the change on October 1, 2015 from a revenue sharing model that historically approximated an Awarded Compensation Ratio of between 67% and 71% to a targeted Adjusted Awarded Compensation Ratio of between 65% and 66%. The Compensation Ratio was 67% for the year ended March 31, 2016, compared with 70% for the year ended March 31, 2015. For the year ended March 31, 2016, there was $7,420 of compensation expense associated with the amortization of restricted stock granted in connection with the IPO. Amortization expense of restricted stock granted in connection with the IPO is being recognized over a four and one-half year vesting period. Non‑compensation expenses, as a component of operating expenses, were $105.8 million for the year ended March 31, 2016, compared with $77.1 million for the year ended March 31, 2015, an increase of 37%. The increase in non-compensation expenses was primarily a result of (i) professional service and transaction expenses associated with our IPO, as well as corporate reorganization and related activities of $12.8 million, (ii) transaction expenses associated with the closings of the Leonardo, MESA and McQueen acquisitions, (iii) planned increases in non-compensation expenses as a result of being a public company, and (iv) increases in general operating expenses associated with the significant expansion of our banking staff. Acquisition expenses and acquisition-related amortization of intangible assets are a component of non-compensation expenses and were $5.5 million for the year ended March 31, 2016, compared with $2.6 million for the year ended March 31, 2015.
Other (expenses) income, net were $(0.8) million for the year ended March 31, 2016, compared with $3.5 million for the year ended March 31, 2015. The decrease in other (expenses) income, net was primarily a result of lower interest income generated on lower cash balances as a result of the dividend paid to shareholders on August 18, 2015, higher interest expense associated with our debt obligations, and losses incurred from investments in unconsolidated entities.

The provision for income taxes for the year ended March 31, 2016 was $55.9 million, which reflected an effective tax rate of 44.5%. The provision for income taxes for the year ended March 31, 2015 was $52.2 million, which reflected an effective tax rate of 39.5%. The increase in the effective tax rate was due to a significant portion of the professional services fees associated with the IPO being non-tax deductible.
Year Ended March 31, 2015 versus March 31, 2014
Fee revenue was $680.9 million for the year ended March 31, 2015, compared with $592.5 million for the year ended March 31, 2014, representing an increase of 15%. The year- over- year increase in fee revenue was primarily attributable to increased revenues in our Corporate Finance business segment. For the year ended March 31, 2015, Corporate Finance revenues increased 41%, Financial Restructuring revenues decreased 10% and Financial Advisory Services revenues increased 3%, compared with the year ended March 31, 2014.
Operating expenses were $552.2 million for the year ended March 31, 2015, compared with $489.6 million for the year ended March 31, 2014, an increase of 13%. Employee compensation and benefits expenses, as a component of operating expenses, were $475.1 million for the year ended March 31, 2015, compared with $414.9 million for the year ended March 31, 2014, an increase of 15%. The increase was primarily due to increased compensation costs resulting from an increase in fee revenue because we utilize a performance-based compensation model, as well as an increase in employee headcount during the year. The Compensation Ratio was 70% for each of the years ended March 31, 2015 and 2014. Non-compensation expenses, as a component of operating expenses, were $77.1 million for the year ended March 31, 2015, compared with $74.7 million for the year ended March 31, 2014, an increase of 3%. Acquisition expenses and acquisition related amortization of intangible assets are a component of non-compensation expenses and were $2.6 million for the year ended March 31, 2015 and $2.2 million for the year ended March 31, 2014.
Other (expenses) income, net were $3.5 million for the year ended March 31, 2015, compared with $2.5 million for the year ended March 31, 2014, an increase of 40%. The increase was primarily as a result of interest income earned on a receivable from an affiliate which arose from cumulative cash transferred by the Company to ORIX USA or affiliates of ORIX USA for cash management purposes.
The provision for income taxes for the year ended March 31, 2015 was $52.2 million, which reflected an effective tax rate of 39.5%. The provision for income taxes for the year ended March 31, 2014 was $43.9 million, which reflected an effective tax rate of 41.7%.

Business Segments
The following table presents revenues, expenses and contributions from our continuing operations by business segment. The revenues by segment represents each segment's revenues, and the profit by segment represents profit for each segment before corporate expenses, other income and expenses, and income taxes.
.

	Year ended March 31,				Year-over-Year Change
($ in thousands)	2016		2015	2014	'15-'16	'14-'15
Revenues by Segment
Corporate Finance	$371,790		$367,632	$260,035	1%	41%
Financial Restructuring	202,343		207,909	230,062	(3)%	(10)%
Financial Advisory Services	119,632		105,331	102,054	14%	3%
Total Segment Revenues	693,765		680,872	592,151	2%	15%
Corporate Revenues (1)	—	—	—	299	—	N/M
Total Revenues	$693,765		$680,872	$592,450	2%	15%
Segment Profit (2)
Corporate Finance	$103,447		$101,266	$67,088	2%	51%
Financial Restructuring	54,950		52,246	56,910	5%	(8)%
Financial Advisory Services	30,313		24,344	24,921	25%	(2)%
Total Segment Profit	188,710		177,856	148,919	6%	19%
Corporate Expenses (1)	(62,310)		(49,202)	(46,071)	27%	7%
Other (Expense) income, net	(770)		3,481	2,478	N/M	40%
Income Before Provision for Income Taxes	$125,630		$132,135	$105,326	(5)%	25%
_______________________________________________________________________________
N/M = Not Meaningful

(1)
Corporate revenues were primarily generated by an immaterial ancillary business that was sold in December 2013. Corporate expenses represent expenses that are not allocated to individual business segments such as Office of the Executives, accounting, information technology, compliance, legal, marketing, human capital management and human resources.

(2)
We adjust the compensation expense for a business segment in situations where an employee assigned to one business segment is performing work in another business segment and we want to adequately reflect the compensation expense in the business segment where the revenue is being booked.

Corporate Finance
Year ended March 31, 2016 versus March 31, 2015
Revenues for Corporate Finance were $371.8 million for the year ended March 31, 2016, compared with $367.6 million for the year ended March 31, 2015, representing an increase of 1%. The increase in revenues was primarily a result of higher transaction fees for the year ended March 31, 2016, compared with the year ended March 31, 2015.
Segment profit for Corporate Finance was $103.4 million for the year ended March 31, 2016, compared with $101.3 million for the year ended March 31, 2015, representing an increase of 2%. The increase in segment profit was a result of (i) the increase in revenues, and (ii) our change on October 1, 2015 from a revenue sharing model that historically approximated an Awarded Compensation Ratio of between 67% and 71% to a target Adjusted Awarded Compensation Ratio of between 65% and 66%.
Year Ended March 31, 2015 versus March 31, 2014
Revenues for Corporate Finance were $367.6 million for the year ended March 31, 2015, compared with $260.0 million for the year ended March 31, 2014, representing an increase of 41%. This result compares favorably with the 6% growth in the number of completed U.S. M&A transactions. The increase in revenues is primarily a result of (i) our increasing market share of publicly reported M&A transactions, as the growth in the number of completed U.S. M&A transactions on which we provided advisory services was 35% as compared to 6% for the growth in the overall market for completed U.S. M&A transactions and (ii) an increase in our average fee for our closed Corporate Finance transactions for the year ended March 31, 2015 as compared to the year ended March 31, 2014.
Segment profit for Corporate Finance was $101.3 million for the year ended March 31, 2015, compared with $67.1 million for the year ended March 31, 2014, representing an increase of 51%. The increase in segment profit was a result of the increase in revenues along with lower operating expenses as a percentage of revenue than in the previous year through economies of scale.

Financial Restructuring
Year ended March 31, 2016 versus March 31, 2015
Revenues for Financial Restructuring were $202.3 million for the year ended March 31, 2016, compared with $207.9 million for the year ended March 31, 2015, representing a decrease of 3%. The decrease in revenues was primarily driven by fewer closed transactions as a result of a slow restructuring environment.
Segment profit for Financial Restructuring was $55.0 million for the year ended March 31, 2016, compared with $52.2 million for the year ended March 31, 2015, an increase of 5%. The increase in profitability was primarily a result of our change on October 1, 2015 from a revenue sharing model that historically approximated an Awarded Compensation Ratio of between 67% and 71% to a target Adjusted Awarded Compensation Ratio of between 65% and 66%.
Year Ended March 31, 2015 versus March 31, 2014
Revenues for Financial Restructuring were $207.9 million for the year ended March 31, 2015, compared with $230.1 million for the year ended March 31, 2014, representing a decrease of 10%. The decrease in revenues is primarily a result of continued strong U.S. capital markets resulting in fewer U.S. restructuring engagements.
Segment profit for Financial Restructuring was $52.2 million for the year ended March 31, 2015, compared with $56.9 million for the year ended March 31, 2014, a decrease of 8%. The decrease in profitability was primarily a result of the reduction in revenues, which was partially offset by lower recruitment, marketing and other operating expenses.

Financial Advisory Services
Year ended March 31, 2016 versus March 31, 2015
Revenues for Financial Advisory Services were $119.6 million for the year ended March 31, 2016, compared with $105.3 million for the year ended March 31, 2015, representing an increase of 14%. The increase in revenues was primarily a result of (i) continued strong performance for transaction based products (such as fairness opinions), (ii) continued strength in non-transaction based products, and (iii) the inclusion of a full year of revenues from the Bridge acquisition in fiscal 2016 versus three months of revenues included in fiscal 2015.
Segment profit for Financial Advisory Services was $30.3 million for the year ended March 31, 2016, compared with $24.3 million for the year ended March 31, 2015, representing an increase of 25%. The increase in profitability was a result of (i) the increase in revenues, and (ii) our change on October 1, 2015 from a revenue sharing model that historically approximated an Awarded Compensation Ratio of between 67% and 71% to a target Adjusted Awarded Compensation Ratio of between 65% and 66%.
Year Ended March 31, 2015 versus March 31, 2014
Revenues for Financial Advisory Services were $105.3 million for the year ended March 31, 2015, compared with $102.1 million for the year ended March 31, 2014, representing an increase of 3%. The increase in revenues is primarily a result of continued growth in the overall market for U.S. M&A transactions for the same period.
Segment profit for Financial Advisory Services was $24.3 million for the year ended March 31, 2015, compared with $24.9 million for the year ended March 31, 2014, representing a decrease of 2%. The decrease in profitability was a result of (i) higher absolute compensation to financial professionals as a result of the increase in revenues, and (ii) higher recruitment fees, marketing and travel expenses.

Corporate Revenues and Expenses
Year ended March 31, 2016 versus March 31, 2015
There were no corporate revenues for the years ended March 31, 2016 and March 31, 2015. Corporate expenses were $62.3 million for the year ended March 31, 2016, compared with $49.2 million for year ended March 31, 2015, representing an increase of 27%. This increase was primarily a result of increases in non-compensation expenses resulting from: (i) expenses associated with our IPO, corporate reorganization and related activities, (ii) expenses associated with acquisitions and related amortization, and (iii) expenses associated with being a public company. Corporate expenses include expenses that are not allocated to individual business segments such as Office of the Executives, accounting, information technology, compliance and legal, marketing, human capital management and human resources, including related employee benefit and compensation expense for corporate employees.
Year Ended March 31, 2015 versus March 31, 2014
There were no corporate revenues for the year ended March 31, 2015, compared with $0.3 million for the year ended March 31, 2014. Corporate revenues were primarily generated by an immaterial ancillary business that was sold in December 2013. Corporate expenses were $49.2 million for the year ended March 31, 2015, compared with $46.1 million for the year ended March 31, 2014, representing an increase of 7%. The increase in corporate expenses is primarily a result of increased compensation costs to corporate employees. Corporate expenses include expenses that are not allocated to individual business segments such as Office of the Executives, accounting, information technology, compliance, legal, marketing and human resources, including related employee benefit and compensation expense for corporate employees.

Liquidity and Capital Resources
Our current assets comprise cash, a loan receivable from affiliates, income tax receivable and receivables and unbilled work in process related to fees earned from providing advisory services. Our current liabilities include accrued expenses, including accrued employee compensation expenses and current portion of loan obligations.
Our cash and cash equivalents include cash held at banks. We have not experienced any losses in our cash accounts. We maintain minimum levels of cash on hand in support of regulatory requirements for our registered broker-dealer. At March 31, 2016, we had $57 million of cash in foreign subsidiaries. In August 2015, prior to the consummation of the IPO, we paid a dividend to our shareholders in connection with which the receivable from ORIX USA was repaid in full. A portion of the dividend was paid to ORIX USA in the form of a $45.0 million note that bears interest at a rate of LIBOR plus 165 basis points and is payable quarterly. Beginning on June 30, 2016, we will be required to make quarterly repayments of principal in the amount of $7.5 million, with the remaining principal amount due on the second anniversary of the completion of the IPO. Excess cash on hand in our U.K. subsidiary is generally maintained in a receivable owned by OGC. OGC pays interest to us under the Cash Management Agreement at a rate of LIBOR plus 165 basis points, calculated and payable monthly.
On November 16, 2015, we issued the loan payable to non-affiliate in connection with the Leonardo transaction, which is a $15.2 million note bearing interest at a rate of 1.50% and is payable on November 16, 2040. Under certain circumstances, the note may be paid in part or in whole over a five year period in equal annual installments.
Subsequent to year-end on May 18, 2016, our Board of Directors declared a quarterly cash dividend of $0.17 per share of common stock, payable on June 15, 2016 to shareholders of record on June 3, 2016.
As of March 31, 2016 and March 31, 2015, our cash and cash equivalents were $166.2 million and $88.7 million, respectively, and our loan receivable from OGC was $20.1 million and $81.1 million, respectively.
Our liquidity is highly dependent upon cash receipts from clients which in turn are generally dependent upon the successful completion of transactions, as well as the timing of receivable collections, which typically occurs within 60 days of billing. As of March 31, 2016 and March 31, 2015, accounts receivables were $58.1 million and $57.5 million, respectively. As of March 31, 2016 and March 31, 2015, unbilled work in process were $51.3 million and $42.5 million, respectively.
We currently maintain a revolving line of credit pursuant to a loan agreement, dated as of August 18, 2015, by and among Houlihan Lokey, certain domestic subsidiaries of Houlihan Lokey party thereto and Bank of America, N.A., which provides for a revolving line of credit of $75.0 million that expires on August 18, 2017 (the “Revolving Credit Facility”). As of March 31, 2016, there were no amounts outstanding under the Revolving Credit Facility. The loan agreement requires compliance with certain loan covenants including but not limited to the maintenance of minimum earnings before interest, taxes, depreciation and amortization of no less than $120 million as of the end of any quarterly 12-month period and certain leverage ratios including a consolidated leverage ratio of less than 1.50 to 1.00 and a consolidated fixed charge coverage ratio of greater than 1.25 to 1.00, as of the end of any quarterly 12-month period. As of March 31, 2016, our consolidated leverage ratio was 0.49 to 1.00, our consolidated fixed charge coverage ratio was 67.70 to 1.00, and we were in compliance with such covenants.
Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of our incentive compensation during November and April of each fiscal year. A summary of our operating, investing, and financing cash flows is as follows:

	Year ended March 31,
($ in thousands)	2016	2015	2014
Cash provided (used in) by
Operating activities:
Net income	$69,767	$79,939	$61,428
Non‑cash charges	40,929	23,377	23,808
Other operating activities	(97,177)	93,191	79,775
Total operating activities	13,519	196,507	165,011
Investing activities	179,553	(212,500)	(121,984)
Financing activities	(116,008)	(2,495)	(3,264)
Effect of exchange rate changes	443	(2,270)	1,271
Net increase (decrease) in cash and cash equivalents	77,507	(20,758)	41,034
Cash and cash equivalents—beginning of year	88,662	109,420	68,386
Cash and cash equivalents—end of year	$166,169	$88,662	$109,420

Year ended March 31, 2016
Operating activities resulted in a net inflow of $13.5 million, which was lower than prior year due to (i) lower net income, (ii) lower accruals for bonuses due to the change on October 1, 2015 from a revenue sharing model that historically approximated an awarded compensation ratio of between 67% and 71% to a target adjusted awarded compensation ratio of between 65% and 66%, and (iii) reduced accounts payable and accrued expenses and income taxes payable. Investing activities resulted in a net inflow of $179.6 million primarily attributable to a decrease in receivables from affiliates as the receivable from ORIX USA was paid in full in conjunction with the payment of a pre-IPO dividend. Financing activities resulted in a net outflow of $116.0 million primarily related to dividend distributions.
Year ended March 31, 2015
Operating activities resulted in a net inflow of $196.5 million, which was higher than the prior year due to increased earnings for the period and increases in income taxes payable and non-cash compensation. Investing activities resulted in a net outflow of $212.5 million primarily attributable to an increase in receivables to affiliates. Financing activities resulted in a net outflow of $2.5 million primarily related to dividend distributions.
Year ended March 31, 2014
Operating activities resulted in a net inflow of $165.0 million, primarily attributable to strong earnings for the period and increases in income taxes payable and non-cash compensation. Investing activities resulted in a net outflow of $122.0 million primarily attributable to an increase in receivables from affiliates. Financing activities resulted in a net outflow of $3.3 million primarily related to stock subscriptions and dividend distributions.

Contractual Obligations
The following table summarizes our payment obligations and commitments as of March 31, 2016.

($ in thousands)	Payment Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating Leases	$146,411	$20,424	$40,346	$36,721	$48,920
Loan payable to affiliate	$45,000	$30,000	$15,000	$—	$—
Loans payable to former shareholders	$16,738	$4,473	$6,331	$2,846	$3,088
Loan payable to non-affiliate	$14,882	$—	$—	$—	$14,882

The aggregate amount which we are obligated to pay under Operating Leases for our office space has increased from the amount as of March 31, 2015. At the end of our prior fiscal year, the amount due was $111,442 and as of March 31, 2016, the amount due was $146,411. This increase is due to our acquisitions of MESA, McQueen and Leonardo, and the obligations that the acquired companies had under various office leases, our opening of a Houston, Texas office to serve primarily clients in the asset and divestiture business in the oil and gas industry, and the signing of a new office lease in Chicago, Illinois to which our current office will re-locate in the summer of 2016.

Off‑Balance Sheet Arrangements
We do not invest in any off‑balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our consolidated financial statements except for certain stand-by letters of credit and bank guarantees with Bank of America in support of various office leases totaling approximately $1.8 million.
Critical Accounting Policies and Estimates
We believe that the critical accounting policies included below represent those that are most important to the presentation of our financial condition and results of operations and require management's subjective and complex judgment. For a discussion of these and other significant accounting policies and their impact on our consolidated financial statements, see Note 2—Summary of Significant Accounting Policies to our audited consolidated financial statements included elsewhere in this Form 10-K.
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
Historically, and until the closing of our IPO, certain expenses were allocated from ORIX USA to Houlihan Lokey based on an allocation of incurred corporate level support services. For fiscal 2016, 2015 and 2014, the allocation from ORIX USA to Houlihan Lokey was $0.7 million, $2.5 million and $2.8 million, respectively. After the IPO, this allocation was replaced with payments under the Transition Services Agreement, whereby ORIX USA provides certain administrative services to Houlihan Lokey for a fee.
Recognition of Revenue
We earn fees from our clients for providing advisory services on mergers, acquisitions, divestitures, leveraged buyouts, financings, restructurings and similar corporate finance matters. It is our accounting policy to recognize revenue when (i) there is persuasive evidence of an arrangement with a client, (ii) fees are fixed or determinable, (iii) the agreed-upon services have been completed and delivered to the client or the transaction or events contemplated in the engagement letter are determined to be substantially completed and (iv) collectability is reasonably assured. We record revenue on the consolidated statements of comprehensive income as follows:
In general, advisory fees are paid at the time we sign an engagement letter (Retainer Fees), during the course of the engagement (Progress Fees) or upon the successful completion of a transaction or of an engagement (Completion Fees). Retainer Fees and Progress Fees are recognized based on management's estimates of the relative proportion of services provided through the financial reporting date to the total services required to be performed. Completion Fees are recognized only upon substantial completion of the conditions stipulated by the engagement agreement. In some circumstances, and as a function of the terms of an engagement letter, we may receive Retainer Fees for advisory services concurrently with, or soon after, the execution of the engagement letter where the engagement letter will specify a future service period associated with that fee. In such circumstances, these Retainer Fees are initially recorded as deferred revenue, which is recorded within other current liabilities on the consolidated balance sheets, and subsequently recognized as revenue during the applicable time period within which the service is rendered.
Revenues related to fairness or valuation opinions are recognized when the opinion has been rendered and delivered to the client and all other requirements for revenue recognition are satisfied. Completion Fees for advisory services, such as M&A advice, are recognized when the transaction(s) or event(s) are determined to be completed or substantially completed and all other requirements for revenue recognition are satisfied. In the event the Company were to receive a fee for an opinion or a Completion Fee in advance of the completion conditions noted above, such fee would initially be recorded as deferred revenue and subsequently recognized as advisory fee revenue when the conditions of completion have been satisfied. Revenues under fixed fee contracts are recognized based on management's determination of the milestone or stage achieved for each engagement (e.g., retained, performance of analysis, delivery of work product, etc.) to which standardized percentages of completion of the total services required to be performed have been assigned by the accounting function in collaboration with management. In some cases, approval of our fees is required from the courts or other regulatory authority; in these circumstances, the recognition of revenue is often deferred until approval is granted. However, if the fee that is going to be collected from the client is fixed and determinable, and the collectability of the fee is reasonably assured, there are instances when revenue recognition prior to such approval is appropriate under GAAP. In instances when the revenue recognized on a specific engagement exceeds the amounts billed, unbilled work in process is recorded. Billed receivables are recorded as accounts receivable in the consolidated balance sheets. Taxes, including value added taxes, collected from customers and remitted to governmental authorities are accounted for on a net basis and therefore are excluded from revenue in our consolidated statements of comprehensive income.
Operating Expenses
The majority of our operating expenses relates to compensation and benefits for employees, which includes the amortization of the relevant portion of our share-based incentive plans. We account for share-based payments in accordance with Financial Accounting Standards Board ASC 718, "Compensation—Stock Compensation". We grant employees awards that vest subject to continued employment in good standing. Employee compensation and benefit expense is accrued if it is probable that the condition will be achieved and is not accrued if it is not probable that the condition will be achieved. Significant judgment is required in determining the probability that the criteria will be achieved. The fair value of awards that vest from one to five years are amortized over the vesting period or requisite substantive service period, as required by ASC 718. See Note 10—Employee Benefit Plans to our audited consolidated financial statements included elsewhere in this Form 10-K for more information.
Other examples of operating expenses include: travel, meals and entertainment; rent; depreciation and amortization; professional fees, which relate primarily to outside legal and consulting fees and employee training costs; information technology and communication costs; and other operating expenses, which include such items as business license and registration fees, non-income-related taxes, and charitable contributions. Reimbursements received from customers for out-of-pocket expenses we incur are presented net against the related expenses in the accompanying consolidated statements of comprehensive income.
Accounts Receivable
The allowance for doubtful accounts on receivables reflects management's best estimate of probable inherent losses determined principally on the basis of historical experience and review of uncollected revenues and is recorded through a provision for bad debts in the accompanying consolidated statements of comprehensive income. Amounts deemed to be uncollectible are written off against the allowance for doubtful accounts.
Provision for Income Taxes
Prior to the IPO, ORIX USA and its subsidiaries, including the Company, filed consolidated federal income tax returns and separate returns in state and local jurisdictions and will do so for fiscal 2016 through the date of the IPO. The Company reported income tax expense as if it filed separate returns in all jurisdictions. Following the IPO, the Company will file separate federal income tax returns, as well as continue to file separate returns in state and local jurisdictions, and the Company will report income tax expense on this basis.
We account for income taxes in accordance with ASC 740, “Income Taxes,” which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax basis of our assets and liabilities. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The measurement of the deferred items is based on enacted tax laws and applicable tax rates. A valuation allowance related to a deferred tax asset is recorded if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company utilized a comprehensive model to recognize, measure, present, and disclose in its financial statements any uncertain tax positions that have been taken or are expected to be taken on a tax return. The impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. Interest expense and penalties related to income taxes are included in the provision for income taxes in the accompanying consolidated statements of comprehensive income.
Goodwill and Intangible Assets
Goodwill represents an acquired company's acquisition cost over the fair value of acquired net tangible and intangible assets. Goodwill is the net asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Intangible assets identified and accounted for include trade names and marks, backlog, developed technologies, and customer relationships. Those intangible assets with finite lives, including backlog and customer relationships, are amortized over their estimated useful lives. We have a deferred tax liability in the amount of approximately $77 million for both fiscal 2016 and fiscal 2015, related to trade names.
During 2016, 2015 and 2014, goodwill was reviewed for impairment in accordance with Accounting Standards Update (ASU) No. 2011-08, Testing Goodwill for Impairment, which permits us to make a qualitative assessment of whether it is more likely than not that one of our reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If we conclude that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then we would not be required to perform the two-step impairment test for that reporting unit. If the assessment indicates that it is more likely than not that the reporting unit's fair value is less than its carrying value, we must test further for impairment utilizing a two-step process. Step 1 compares the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds the estimated fair value, an impairment exists and is measured in Step 2 as the excess of the recorded amount of goodwill over the implied fair value of goodwill resulting from the valuation of the reporting unit. Impairment testing of goodwill requires a significant amount of judgment in assessing qualitative factors and estimating the fair value of the reporting unit, if necessary. The fair value is determined using an estimated market value approach, which considers estimates of future after-tax cash flows, including a terminal value based on market earnings multiples, discounted at an appropriate market rate. During the annual impairment reviews, management concluded that it is not more likely than not that our fair value is less than its carrying amount and no further impairment testing was considered necessary.
During 2016, 2015 and 2014, indefinite-lived intangible assets were reviewed for impairment in accordance with ASU 2012-02, Testing Indefinite-lived Intangible Assets for Impairment, which provides us the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. During the annual impairment review of indefinite-lived intangible assets, we determined that it is not more likely than not that the fair values were less than the carrying values.
Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group (inclusive of other long-lived assets) be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. To date, no events or changes in circumstances were identified that indicated that the carrying amount of the finite-lived intangible assets were not recoverable.
Recent Accounting Developments
For a discussion of recently issued accounting developments and their impact or potential impact on our consolidated financial statements, see "Summary of Significant Accounting Policies - Recent Accounting Pronouncements" to our consolidated financial statements included elsewhere in this Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Market Risk and Credit Risk
Our business is not capital‑intensive and we generally do not issue debt or invest in derivative instruments. As a result, we are not subject to significant market risk (including interest rate risk and commodity price risk) or credit risk.
Risks Related to Cash and Short Term Investments
Our cash is maintained in United States and non‑United States bank accounts. We have exposure to foreign exchange risks through all of our international affiliates. However, we believe our cash is not subject to any material interest rate risk, equity price risk, credit risk or other market risk. Consistent with our past practice, we expect to maintain our cash in bank accounts or highly liquid securities, including a demand note from OGC under the Cash Management Agreement.
Exchange Rate Risk
We are exposed to the risk that the exchange rate of the United States dollar relative to other currencies may have an adverse effect on the reported value of our non‑United States dollar denominated or based assets and liabilities. In addition, the reported amounts of our revenues may be affected by movements in the rate of exchange between the currencies in the countries in which we operate and the United States dollar, in which our financial statements are denominated. For the years ended March 31, 2016, 2015 and 2014, the net impact of the fluctuation of foreign currencies in other comprehensive income within the consolidated statements of comprehensive income was $(3.3) million, $(2.4) million and $1.3 million, respectively. From time to time, we have entered into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods.
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

Item 8.    Financial Statements and Supplementary Data
HOULIHAN LOKEY, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders Houlihan Lokey, Inc.:

We have audited the accompanying consolidated balance sheets of Houlihan Lokey, Inc. and subsidiaries (the Company) as of March 31, 2016 and 2015, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited Schedule II - Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Houlihan Lokey, Inc. and subsidiaries as of March 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2016 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement Schedule II - Valuation and Qualifying Accounts, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Dallas, Texas
June 23, 2016

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data and par value)

	As of March 31,
	2016	2015
Assets
Cash and cash equivalents	$166,169	$88,662
Accounts receivable, net of allowance for doubtful accounts	58,100	57,488
Unbilled work in process	51,300	42,547
Income taxes receivable	7,204	—
Investments in unconsolidated entities	—	12,666
Receivable from affiliates	27,408	327,921
Property and equipment – at cost, net of accumulated depreciation	21,701	16,489
Goodwill and other intangibles	717,368	652,806
Other assets	21,634	31,269
Total assets	$1,070,884	$1,229,848
Liabilities and Stockholders' Equity
Liabilities:
Accrued salaries and bonuses	$254,058	$301,285
Accounts payable and accrued expenses	34,400	37,190
Deferred income	5,547	3,064
Income taxes payable	—	9,760
Deferred income taxes	37,288	41,453
Loan payable to affiliate	45,000	—
Loans payable to former shareholders	16,738	—
Loan payable to non-affiliate	14,882	—
Other liabilities	9,416	11,208
Total liabilities	$417,329	$403,960
Redeemable noncontrolling interest	2,395	1,382
Commitments and contingencies (note 13)
Stockholders' equity:
Common stock, $0.10 par value. Authorized 2,500,000 shares; issued and outstanding 587,866 shares	—	59
Class A common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 12,084,524 shares	12	—
Class B common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 53,219,303 shares	53	—
Additional paid-in capital	637,332	670,182
Retained earnings	28,623	170,929
Accumulated other comprehensive loss	(14,613)	(11,338)
Stock subscription receivable	(247)	(7,135)
Total equity attributable to Houlihan Lokey, Inc.	651,160	822,697
Noncontrolling interest	—	1,809
Total stockholders' equity	651,160	824,506
Total liabilities and stockholders' equity	$1,070,884	$1,229,848

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands, except per share data)

	Year Ended
	2016	2015	2014
Fee revenue (a)	$693,765	$680,872	$592,450
Operating expenses:
Employee compensation and benefits	461,609	475,100	414,918
Travel, meals, and entertainment	20,955	17,928	15,113
Rent	26,459	24,253	22,386
Depreciation and amortization	7,499	5,508	6,040
Information technology and communications	16,017	14,013	12,272
Professional fees	20,687	5,563	3,398
Other operating expenses (b)	11,601	7,826	13,010
Provision for bad debts	2,538	2,027	2,465
Total operating expenses	567,365	552,218	489,602
Operating income	126,400	128,654	102,848
Other income (expense), net (c)	(770)	3,481	2,478
Income before provision for income taxes	125,630	132,135	105,326
Provision for income taxes	55,863	52,196	43,898
Net income	69,767	79,939	61,428
Net income attributable to noncontrolling interests	(26)	(58)	(108)
Net income attributable to Houlihan Lokey, Inc.	$69,741	$79,881	$61,320
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,275)	(2,435)	1,271
Comprehensive income attributable to Houlihan Lokey, Inc.	$66,466	$77,446	$62,591

Attributable to Houlihan Lokey, Inc. common stockholders: (d)
Weighted average shares of common stock outstanding:
Basic	59,044,981	57,134,305	55,050,159
Diluted	63,475,903	60,135,375	58,124,772
Net income per share of common stock
Basic	$1.18	$1.40	$1.11
Diluted	$1.10	$1.33	$1.05

(a)	including related party fee revenue of $504, $119 and $6,156 during the years ended March 31, 2016, 2015, and 2014 respectively.

(b)	including related party expenses of $874, $2,471 and $2,833 during the years ended March 31, 2016, 2015, and 2014 respectively.

(c)
including related party interest income of $1,954, $4,046 and $1,636 during the years ended March 31, 2016, 2015, and 2014, respectively, and related party interest expense of $922, $253, and $0 during years ended March 31, 2016, 2015, and 2014, respectively.

(d)
the number of shares and per share amounts for the periods presented have been retroactively restated to reflect the conversion of Fram shares to HLI shares at a ratio of 10.425 shares to each share of Fram stock.

See accompanying notes to consolidated financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended March 31, 2016, 2015 and 2014
($ in thousands)

	Common - shares		Class A - shares		Class B - shares
	Shares	$	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Stock Subscriptions Receivable	Equity attributable to Houlihan Lokey, Inc.	Noncontrolling interest	Total stockholders' equity
Balances - April 1, 2013	587,866	$59	—	$—	—	$—	$612,104	$32,844	$(10,174)	$(5,598)	$629,235	$1,643	$630,878
Fram shares issued (note 3)	—	—	—	—	—	—	18,267	—	—	—	18,267	—	18,267
Fram stock compensation vesting (note 10)	—	—	—	—	—	—	18,206	—	—	—	18,206	—	18,206
Fram share redemptions (note 3)	—	—	—	—	—	—	(11,967)	—	—	—	(11,967)	—	(11,967)
Dividend	—	—	—	—	—	—	6	(2,228)	—	—	(2,222)	—	(2,222)
Stock subscriptions receivable issued, net	—	—	—	—	—	—	—	—	—	(2,172)	(2,172)	—	(2,172)
Net income	—	—	—	—	—	—	—	61,320	—	—	61,320	108	61,428
Change in unrealized translation	—	—	—	—	—	—	—	—	1,271	—	1,271	—	1,271
Total comprehensive income	—	—	—	—	—	—	—	61,320	1,271	—	62,591	108	62,699
Balances-March 31, 2014	587,866	$59	—	$—	—	$—	$636,616	$91,936	$(8,903)	$(7,770)	$711,938	$1,751	$713,689

	Common - shares		Class A - shares		Class B - shares
	Shares	$	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Stock Subscriptions Receivable	Equity attributable to Houlihan Lokey, Inc.	Noncontrolling interest	Total stockholders' equity
Balances - April 1, 2014	587,866	$59	—	$—	—	$—	$636,616	$91,936	$(8,903)	$(7,770)	$711,938	$1,751	$713,689
Fram shares issued (note 3)	—	—	—	—	—	—	19,508	—	—	—	19,508	—	19,508
Fram stock compensation vesting (note 10)	—	—	—	—	—	—	17,589	—	—	—	17,589	—	17,589
Fram share redemptions (note 3)	—	—	—	—	—	—	(3,531)	—	—	—	(3,531)	—	(3,531)
Dividend	—	—	—	—	—	—	—	(888)	—	—	(888)	—	(888)
Stock subscriptions receivable issued, net	—	—	—	—	—	—	—	—	—	635	635	—	635
Net income	—	—	—	—	—	—	—	79,881	—	—	79,881	58	79,939
Change in unrealized translation	—	—	—	—	—	—	—	—	(2,435)	—	(2,435)	—	(2,435)
Total comprehensive income	—	—	—	—	—	—	—	79,881	(2,435)	—	77,446	58	77,504
Balances-March 31, 2015	587,866	$59	—	$—	—	$—	$670,182	$170,929	$(11,338)	$(7,135)	$822,697	$1,809	$824,506

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended March 31, 2016, 2015 and 2014
($ in thousands)

	Common - shares		Class A - shares		Class B - shares
	Shares	$	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Stock Subscriptions Receivable	Equity attributable to Houlihan Lokey, Inc.	Noncontrolling interest	Total stockholders' equity
Balances - April 1, 2015	587,866	$59	—	$—	—	$—	$670,182	$170,929	$(11,338)	$(7,135)	$822,697	$1,809	$824,506
Shares issued (note 3)	—	—	—	—	31,414	—	15,118	—	—	—	15,118	—	15,118
Stock compensation vesting (note 10)	—	—	—	—	—	—	28,765	—	—	—	28,765	—	28,765
Share redemptions (note 3)	—	—	—	—	(64,285)	—	(2,295)	—	—	—	(2,295)	—	(2,295)
Dividends	—	—	—	—	—	—	(74,432)	(211,034)	—	4,168	(281,298)	(1,835)	(283,133)
Stock subscriptions receivable redeemed	—	—	—	—	—	—	—	—	—	2,720	2,720	—	2,720
Conversion of Fram shares to HLI	(587,866)	(59)	12,075,000	12	53,321,893	53	(6)	—	—	—	—	—	—
Shares issued to non-employee directors (note 12)	—	—	9,524	—	—	—	—	—	—	—	—	—	—
Shares forfeited	—	—	—	—	(69,719)	—	—	—	—	—	—	—	—
Adjustment of noncontrolling interest to redeemable value	—	—	—	—	—	—	—	(1,013)	—	—	(1,013)	—	(1,013)
Net income	—	—	—	—	—	—	—	69,741	—	—	69,741	26	69,767
Change in unrealized translation	—	—	—	—	—	—	—	—	(3,275)	—	(3,275)		(3,275)
Total comprehensive income	—	—	—	—	—	—	—	69,741	(3,275)	—	66,466	26	66,492
Balances-March 31, 2016	—	$—	12,084,524	$12	53,219,303	$53	$637,332	$28,623	$(14,613)	$(247)	$651,160	$—	$651,160

See accompanying notes to consolidated financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Year Ended
	2016	2015	2014
Cash flows from operating activities:
Net income	$69,767	$79,939	$61,428
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(4,165)	(7,358)	(7,176)
Provision for bad debts	2,538	2,027	2,465
Depreciation and amortization	7,499	5,508	6,040
Compensation expense – restricted share grants (note 10)	35,057	23,200	22,479
Changes in operating assets and liabilities:
Accounts receivable	(1,387)	(8,533)	(20,341)
Unbilled work in process	(8,360)	(3,720)	(3,909)
Other assets	(643)	(795)	(2,111)
Accrued salaries and bonuses	(56,184)	51,797	50,545
Accounts payable and accrued expenses	(13,959)	3,084	4,735
Deferred income	2,475	(2,316)	1,717
Income taxes payable	(19,119)	53,674	49,139
Net cash provided by operating activities	13,519	196,507	165,011
Cash flows from investing activities:
Acquisition of business, net of cash acquired (note 6)	(36,854)	(5,178)	(9,090)
Investments in other assets	—	(9,451)	(5,000)
Changes in receivables from affiliates	225,792	(193,200)	(105,653)
Purchase of property and equipment, net	(9,385)	(4,671)	(2,241)
Net cash provided by (used in) investing activities	179,553	(212,500)	(121,984)
Cash flows from financing activities:
Dividends paid	(114,297)	(2,166)	(1,075)
Earnouts paid	(1,417)	(964)	—
Stock subscriptions receivable issued	—	(360)	(3,000)
Stock subscriptions receivable redeemed	2,720	995	828
Loans payable to former shareholders redeemed	(3,047)	—	—
Other financing activities	33	—	(17)
Net cash used in financing activities	(116,008)	(2,495)	(3,264)
Effects of exchange rate changes on cash and cash equivalents	443	(2,270)	1,271
Increase (decrease) in cash and cash equivalents	77,507	(20,758)	41,034
Cash and cash equivalents – beginning of period	88,662	109,420	68,386
Cash and cash equivalents – end of period	$166,169	$88,662	$109,420
Supplemental disclosures of noncash activities:
Dividends paid via settlement of receivable from affiliate (note 3)	94,520	—	—
Dividends paid via distribution of non-cash assets	22,800	—	—
Dividends paid via loan payable to affiliate	45,000	—	—
Dividends paid via settlement of employee loans	4,168	—	—
Taxes paid via settlement of receivable from affiliate	901	46,000	50,900
Shares issued via settlement of receivable from affiliate (note 3)	—	(12,856)	(11,623)
Shares redeemed via settlement of receivable from affiliate (note 3)	(763)	3,531	11,967
Shares issued as consideration for acquisitions (note 6)	11,306	—	—
Fully depreciated assets written off	443	2,582	259
Cash acquired through acquisitions	14,688	—	—
Cash paid during the year:
Interest	1,314	263	137
Taxes	75,365	(1,478)	1,568

See accompanying notes to consolidated financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years Ended March 31, 2016 and 2015
(All tables and balance disclosures are in thousands, except share data)

(1) BACKGROUND
Houlihan Lokey, Inc. ("Houlihan Lokey," or "HL, Inc." also referred to as the "Company," "we," "our," or "us") is a Delaware corporation that controls the following primary subsidiaries:

•
Houlihan Lokey Capital, Inc., a California corporation ("HL Capital, Inc."), is a wholly owned direct subsidiary of HL, Inc. HL Capital, Inc. is registered as a broker‑dealer under Section 15(b) of the Securities Exchange Act of 1934 and a member of the Financial Industry Regulatory Authority, Inc.

•
Houlihan Lokey Financial Advisors, Inc., a California corporation ("HL FA, Inc."), is a wholly owned direct subsidiary of HL, Inc. HL FA, Inc. is a registered investment adviser under the Investment Advisers Act of 1940.

•
Houlihan Lokey (Europe) Limited, a limited company incorporated in England ("HL Europe, Ltd."), is a wholly owned indirect subsidiary of HL, Inc. HL Europe, Ltd. is regulated by the Financial Conduct Authority in the United Kingdom.

On August 18, 2015, the Company successfully completed an initial public offering (IPO) of its Class A common stock.
Prior to a corporate reorganization that was consummated immediately prior to the closing of the IPO, the Company was incorporated in California as Houlihan Lokey, Inc., a California corporation ("HL CA"), and was a wholly owned indirect subsidiary of Fram Holdings, Inc., a Delaware corporation ("Fram"), which, in turn, was a majority owned subsidiary of ORIX USA Corporation, a Delaware corporation ("ORIX USA"), with the remaining minority interest being held by Company employees ("HL Holders"). ORIX USA and the HL Holders held their interests in HL CA indirectly through their ownership of Fram. On July 24, 2015, HL CA merged with and into HL, Inc., with HL, Inc. as the surviving entity. In connection with the IPO, the HL Holders deposited their shares of Class B common stock in HL, Inc. into a voting trust (the "HL Voting Trust") and own such common stock through the HL Voting Trust. Houlihan Lokey has separated from Fram and as a result, common stock in HL, Inc. is held directly by ORIX USA (through ORIX HLHZ Holding, LLC, its wholly owned subsidiary), the HL Voting Trust for the benefit of the HL Holders, non-employee directors, and public shareholders.
In addition, prior to the consummation of the IPO, the Company distributed to its existing owners a dividend of $270.0 million, consisting of (i) a short‑term note in the aggregate amount of $197.2 million, which was repaid immediately after the consummation of the IPO, and was allocated $94.5 million to ORIX USA and $102.7 million to the HL Holders, (ii) a note to ORIX USA in the amount of $45 million (see Note 3), and (iii) certain of our non‑operating assets to certain of the HL Holders (consisting of non‑marketable minority equity interests in four separate businesses that range in carrying value from $2.5 million to $11.0 million, and valued in the aggregate at approximately $22.8 million as of June 30, 2015, together with $5.0 million in cash to be used to complete a potential additional investment and in the administration of these assets in the future. All issued and outstanding Fram shares were converted to HL, Inc. common stock at a ratio of 10.425 shares for each share of Fram stock. Immediately following the IPO, there were two classes of authorized HL, Inc. common stock: Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. As of March 31, 2016, there were 12,075,000 Class A shares held by the public, 9,524 Class A shares held by non-employee directors, 31,608,972 Class B shares held by the HL Voting Trust, and 21,610,331 Class B shares held by ORIX USA.
The Company did not receive any proceeds from the sale of our Class A common stock in the IPO.
Expenses related to the corporate reorganization and IPO during the year ended March 31, 2016 and recorded in the consolidated statements of comprehensive income include the following:

•	$12,783 of professional service and other third-party fees and expenses associated with the IPO, as well as a corporate reorganization and related activities;

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years Ended March 31, 2016 and 2015
(All tables and balance disclosures are in thousands, except share data)

•
$7,420 of compensation expense associated with the amortization of restricted stock granted in connection with the IPO; amortization expense of restricted stock granted in connection with the IPO is being recognized over a four and one-half year vesting period; and

•
$7,855 of compensation expense associated with the accrual of certain deferred cash payments granted in connection with the IPO; accrual expense of deferred cash payments granted in connection with the IPO is being recognized over a four and one-half year vesting period.

The Company offers financial services and financial advice to a broad clientele located throughout the United States of America, Europe, and the Asia-Pacific region. The Company has U.S. offices in Los Angeles, Newport Beach, San Francisco, Chicago, New York City, Minneapolis, McLean (Virginia), Dallas, Houston, Miami, and Atlanta as well as foreign offices in London, Paris, Frankfurt, Madrid, Amsterdam, Tokyo, Hong Kong, and Beijing. Together, the Company and its subsidiaries form an organization that provides financial services to meet a wide variety of client needs. The Company concentrates its efforts toward the earning of professional fees with focused services across the following three business segments:

•
Corporate Finance provides general advisory services on mergers and acquisitions and capital markets offerings. Corporate Finance advises public and private institutions on buy-side and sell-side transactions, as well as leveraged loans, private mezzanine debt, high‑yield debt, initial public offerings, follow‑ons, convertibles, equity private placements, private equity, and liability management transactions, as well as advises financial sponsors on all types of transactions.

•
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

•
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
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC") and include all information and footnotes required for financial statement presentation, and include all disclosures required under generally accepted accounting principles GAAP in the United States for annual financial statements.

(b)	Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries where it has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.

(c)	Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements. Management estimates and assumptions also affect the reported amounts of revenues and expenses

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years Ended March 31, 2016 and 2015
(All tables and balance disclosures are in thousands, except share data)

during the reporting period, and disclosure of contingent assets and liabilities at the reporting date. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Items subject to such estimates and assumptions include the allowance for doubtful accounts; the valuation of deferred tax assets, goodwill, accrued expenses, and share based compensation; the allocation of goodwill and other assets across the reporting units (segments); and reserves for income tax uncertainties and other contingencies.

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
The majority of the Company’s operating expenses are related to compensation for employees, which includes the amortization of the relevant portion of the Company’s share‑based incentive plans (note 10). Other examples of operating expenses include: travel, meals and entertainment; rent; depreciation and amortization; information technology and communication costs; professional fees and other operating expenses, which include such items as office expenses, business license and registration fees, non‑income‑related taxes, legal expenses, related‑party support services, and charitable contributions. During the years ended March 31, 2016, 2015 and 2014, the Company received reimbursements of $28,183, $27,173, and $23,133 respectively, from customers for out‑of‑pocket expenses incurred by the Company that are presented net against the related expenses in the accompanying consolidated statements of comprehensive income.

(f)	Translation of Foreign Currency Transactions
The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The assets and liabilities of subsidiaries whose functional currency is other than the U.S. dollar are included in the consolidation by

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years Ended March 31, 2016 and 2015
(All tables and balance disclosures are in thousands, except share data)

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
Cash and cash equivalents include cash held at banks and highly liquid investments with original maturities of three months or less. At March 31, 2016 and 2015, the Company had cash balances with banks in excess of insured limits. The Company has not experienced any losses in its cash accounts and believes it is not exposed to any significant credit risk with respect to cash and cash equivalents.
Although not classified as cash and cash equivalents, included in the Company’s receivable from affiliates (note 3), are amounts due on demand, which generally arise from the transfer of available cash from HL, Inc. to ORIX USA and affiliates of ORIX USA. The amount due from ORIX USA was repaid in August 2015.

(i)	Accounts Receivable
The allowance for doubtful accounts on receivables reflects management’s best estimate of probable inherent losses determined principally on the basis of historical experience and review of uncollected revenues and is recorded through provision for bad debts in the accompanying consolidated statements of comprehensive income. Amounts deemed to be uncollectible are written off against the allowance for doubtful accounts.

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
At March 31, 2015, the Company had an investment, through one of its subsidiaries, in a heavy highway construction firm based in Phoenix, Arizona. The Company had an approximately 20% ownership in the firm. The investment was accounted for using the equity method. In August 2015, prior to the consummation of the IPO, the Company distributed this investment to certain HL Holders as part of the pre-IPO dividend (note 1).

(k)	Income Taxes
Prior to the IPO, ORIX USA and its subsidiaries, including the Company, filed consolidated federal income tax returns and separate returns in state and local jurisdictions and will do so for fiscal 2016 through the date of the IPO. The Company reported income tax expense as if it filed separate returns in all jurisdictions. Following the IPO, the Company will file separate federal income tax returns, as well as continue to file separate returns in state and local jurisdictions, and the Company will report income tax expense on this basis.
We account for income taxes in accordance with ASC 740, “Income Taxes,” which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax basis of our assets and liabilities. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The measurement of the deferred items is based on enacted tax laws and applicable tax rates. A valuation allowance related to a deferred tax asset is recorded if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years Ended March 31, 2016 and 2015
(All tables and balance disclosures are in thousands, except share data)

The Company utilized a comprehensive model to recognize, measure, present, and disclose in its financial statements any uncertain tax positions that have been taken or are expected to be taken on a tax return. The impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. Interest expense and penalties related to income taxes are included in the provision for income taxes in the accompanying consolidated statements of comprehensive income.

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
When HL CA was acquired by Fram in January 2006, approximately $392,600 of goodwill and $192,210 of indefinite-lived intangible assets were generated and recognized. In accordance with ASC Topic 805, Business Combinations, since HL CA was wholly owned by Fram, this goodwill and all other purchase accounting‑related adjustments were pushed down to the Company’s reporting level. Through both foreign and domestic acquisitions made directly by HL CA and the Company since 2006, additional goodwill of approximately $126,079, inclusive of foreign currency translations has been recognized.
Goodwill is reviewed for impairment in accordance with Accounting Standards Update (ASU) No. 2011‑08, Testing Goodwill for Impairment, which permits management to make a qualitative assessment of whether it is more likely than not that one of its reporting unit’s fair value is less than its carrying amount before applying the two‑step goodwill impairment test. If management concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then management would not be required to perform the two‑step impairment test for that reporting unit. If the assessment indicates that it is more likely than not that the reporting unit’s fair value is less than its carrying value, management must test further for impairment utilizing a two‑step process. Step 1 compares the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds the estimated fair value, an impairment exists and is measured in Step 2 as the excess of the recorded amount of goodwill over the implied fair value of goodwill resulting from the valuation of the reporting unit. Impairment testing of goodwill requires a significant amount of judgment in assessing qualitative factors and estimating the fair value of the reporting unit, if necessary. The fair value is determined using an estimated market value approach, which considers estimates of future after tax cash flows, including a terminal value based on market earnings multiples, discounted at an appropriate market rate. During the years ended March 31, 2016, 2015, and 2014, management has concluded that it is not more likely than not that the Company’s reporting units' fair value is less than its carrying amount and no further impairment testing had been considered necessary.
Indefinite-lived intangible assets are reviewed for impairment in accordance with ASU 2012‑02, Testing Indefinite‑lived Intangible Assets for Impairment, which provides management the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. During the years ended March 31, 2016, 2015, and 2014, management has concluded that it is not more likely than not that the fair values were less than the carrying values.
Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long‑lived asset or asset group (inclusive of other long‑lived assets) be tested for possible impairment, management first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long‑lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third‑party independent appraisals, as considered necessary. During the years ended March 31, 2016, 2015, and 2014, no events or changes in circumstances were identified that indicated that the carrying amount of the finite‑lived intangible assets were not recoverable.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years Ended March 31, 2016 and 2015
(All tables and balance disclosures are in thousands, except share data)

(m)	Fair Value Measurements
The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels in accordance with ASC Topic 820, Fair Value Measurement:

•	Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.

•
Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

•
Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

(n)	Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014‑09, Revenue from Contracts with Customers, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, Deferral of Effective Date which deferred the effective date of the new standard to annual and interim periods within that reporting period beginning after December 15, 2017 (year ended March 31, 2019 for the Company). The new standard is to be applied using either the retrospective or cumulative‑effective transition method. The Company expects to implement the provisions of ASU No. 2014‑09 as of April 1, 2018. The Company is currently evaluating the impact of the new standard on its current policies for revenue recognition.
In June 2014, the FASB issued ASU No. 2014‑12, Accounting for Share‑ Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU No. 2014‑12 will be effective for interim and annual reporting periods beginning after December 15, 2015 (year ended March 31, 2017 for the Company). Early application is permitted. The Company did not adopt early and is currently evaluating the impact of the adoption of ASU No. 2014‑12 but does not anticipate that such adoption would have a material impact its operating results and financial position.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810) — Amendments to the Consolidation Analysis, which eliminates the deferral of the requirements of ASU No. 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities for certain interests in investment funds and provides a scope exception from Topic 810 for certain investments in money market funds. The ASU also makes several modifications to the consolidation guidance for variable interest entities ("VIEs") and general partners’ investments in limited partnerships, as well as modifications to the evaluation of whether limited partnerships are VIEs or voting interest entities. ASU No. 2015-02 is effective for interim and annual reporting periods beginning after December 31, 2015 (year ended March 31, 2017 for the Company). The Company did not adopt early and is currently evaluating the impact of the adoption of ASU No. 2015‑02 but does not anticipate that such adoption would have a material impact on its operating results and financial position.

(o)	Reclassifications
Certain prior year amounts have been reclassified to conform with current year presentation.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years Ended March 31, 2016 and 2015
(All tables and balance disclosures are in thousands, except share data)

(3) RELATED‑PARTY TRANSACTIONS
The Company provides financial advisory services to ORIX USA and its affiliates and received fees for these services totaling approximately $504, $119 and $6,156 during the years ended March 31, 2016, 2015 and 2014, respectively.

Prior to the IPO, ORIX USA performed certain management, accounting, legal, regulatory, and other administrative services for the benefit of the Company. ORIX USA charged the Company a management fee for these services. Management fee expense incurred by the Company related to these services was approximately $660, $2,471 and $2,833 for the years ended March 31, 2016, 2015 and 2014, respectively, which is included in other operating expenses in the accompanying consolidated statements of comprehensive income. In connection with the IPO, ORIX USA and the Company entered into a Transition Services Agreement, pursuant to which ORIX USA provides services for Sarbanes-Oxley compliance, internal audit, and other services for specified fees. Expenses incurred by the Company related to these services were approximately $214 for the year ended March 31, 2016 and are included in professional fees in the accompanying consolidated statements of comprehensive income. To the extent that ORIX USA and its affiliates paid for expenses of the Company, ORIX USA is reimbursed for such payments by the Company.
Prior to the IPO, the receivable from affiliates generally arose from cumulative cash transferred by the Company to ORIX USA or affiliates of ORIX USA. Affiliate charges and reimbursements were generally settled through the receivable from affiliates account. The receivable from ORIX USA was due on demand and bore interest at a variable rate that was approximately 1.91% at March 31, 2015. In August 2015, prior to the IPO the receivable from ORIX USA was repaid in full; however, the receivable from an affiliate of ORIX USA remains outstanding with a balance of $20,136 and $81,072 as of March 31, 2016 and 2015, respectively. Interest income earned by the Company related to these receivables from affiliates was approximately $1,954, $4,046 and $1,636 for the years ended March 31, 2016, 2015 and 2014, respectively.
In August 2015, prior to the IPO, the Company paid a dividend to its shareholders, a portion of which was paid to ORIX USA in the form of a note further described in footnotes 7 and 13. For the year ended March 31, 2016, the Company paid $254 in interest on the note.
Prior to the IPO, certain employees of the Company were issued shares of Fram (note 10). When these shares were redeemed (generally at the recipient's termination of employment), these share transactions settled through the receivable from affiliates account and additional paid‑in capital of the Company as the cash portion of these transactions occurred at ORIX USA. ORIX USA had the right, but not the obligation, to purchase Fram shares (note 12a) to maintain its majority effective ownership of HL CA. Historically, ORIX USA had exercised this right.
In November 2015, the Company entered into a joint venture arrangement with Leonardo & Co. NV, a European-based investment banking firm ("Leonardo") in relation to Leonardo's Italian business by means of acquisition of a minority (49 percent) interest. In conjunction with this transaction, a subsidiary of the Company loaned the joint venture 5.5 million euro which bears interest at 1.5% and matures no later than November 2025.
(4) ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE

	Year Ended March 31,
	2016	2015
Balance-beginning	$4,625	$3,862
Provision for bad debt	2,538	2,027
Recovery of uncollectible accounts	(2,897)	(1,264)
Balance-ending	$4,266	$4,625

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years Ended March 31, 2016 and 2015
(All tables and balance disclosures are in thousands, except share data)

(5) PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	Useful Lives	2016	2015
Equipment	5 Years	$5,768	$4,977
Furniture and fixtures	5 Years	19,158	13,819
Leasehold improvements	10 Years	16,987	16,765
Computers and software	3 Years	11,215	8,292
Other	N/A	1,043	991
Total cost		54,171	44,844
Less: accumulated depreciation		(32,470)	(28,355)
Total net book value		$21,701	$16,489
Additions to property and equipment during the years ended March 31, 2016 and 2015 primarily relate to costs incurred to furnish new leased office space.
Depreciation expense of approximately $4,588, $4,106 and $4,281 was recognized during the years ended March 31, 2016, 2015 and 2014, respectively.
(6) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangibles consist of the following.

	Useful Lives	March 31, 2016	March 31, 2015
Goodwill	Indefinite	$518,679	$455,550
Tradename-Houlihan Lokey	Indefinite	192,210	192,210
Other intangible assets	Varies	14,939	10,527
Total cost		725,828	658,287
Less: accumulated amortization		(8,460)	(5,481)
Total net book value (before taxes)		717,368	652,806
Deferred tax liability		(77,184)	(77,184)
Total net book value		$640,184	$575,622
Goodwill attributable to the Company’s business segments are as follows:

Business Segments	April 1, 2015	Changes (a)	March 31, 2016
Corporate Finance	$206,643	$63,391	$270,034
Financial Restructuring	163,823	(262)	163,561
Financial Advisory Services	85,084	—	85,084
Total	$455,550	$63,129	$518,679

(a)
During June, September and November of 2015, the Company acquired three financial advisory firms that provide mergers and acquisitions advice, private capital raising and broad advisory services. Changes also include, foreign currency translation adjustments of $(262) for the year ended March 31, 2016.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years Ended March 31, 2016 and 2015
(All tables and balance disclosures are in thousands, except share data)

Amortization expense of approximately $2,911, $1,402 and $1,759 was recognized for the years ended March 31, 2016, 2015 and 2014, respectively. The estimated future amortization for amortizable intangible assets for each of the next five years as of March 31, 2016 are as follows:

Year Ended March 31,
2017	$3,148
2018	1,405
2019	573
2020	569
2021	208

(7) LOANS PAYABLE
Loan payable to affiliate - In August 2015, prior to the IPO the Company paid a dividend to its shareholders, a portion of which was paid to ORIX USA in the form of a $45 million note that bears interest at a rate of LIBOR plus 165 basis points and is payable quarterly. For the year ended March 31, 2016, the Company paid $254 in interest on the note. Beginning on June 30, 2016, the Company will be required to make quarterly repayments in the amount of $7.5 million, with the remaining principal amount due on the second anniversary of the completion of the IPO.
Prior to the IPO, Fram maintained certain loans payable to former shareholders consisting of unsecured notes payable which were transferred in conjunction to the IPO to the Company. Interest rates on the individual notes range from 1.80% to 2.30% and maturity dates range from 2016 to 2045. For the year ended March 31, 2016, the Company incurred $188 in interest expense on these notes.

Loan payable to non-affiliate - In November 2015, the Company acquired the investment banking operations of Leonardo & Co. NV in Germany, the Netherlands, and Spain. Total consideration included an unsecured loan of $15.2 million, which bears interest at a rate of 1.50% and is payable on November 16, 2040.
See note 13 for aggregated 5-year maturity table on loans payable.
(8) OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS
The only component of other comprehensive income (loss) relates to foreign currency translation (loss) gain of $(3,275), $(2,435) and $1,271 for the years ended March 31, 2016, 2015 and 2014, respectively.
Accumulated other comprehensive loss at March 31, 2016 and 2015 was comprised of the following:

Balance, April 1, 2013	$(10,174)
Foreign currency translation gain	1,271
Balance, March 31, 2014	$(8,903)
Foreign currency translation loss	(2,435)
Balance, March 31, 2015	$(11,338)
Foreign currency translation loss	(3,275)
Balance, March 31, 2016	$(14,613)
(9)    INCOME TAXES
The Company’s provision for income taxes was $55,863, $52,196 and $43,898 for the years ended March 31, 2016, 2015 and 2014, respectively. This represents effective tax rates of 44.5%, 39.5% and 41.7% for the years ended March 31, 2016, 2015 and 2014, respectively. The increase in the Company’s tax rate during the year ended March 31, 2016 relative to the same period in 2015 and 2014 was primarily due to the effect of certain nondeductible transaction costs related to the IPO.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years Ended March 31, 2016 and 2015
(All tables and balance disclosures are in thousands, except share data)

The provision (benefit) for income taxes on operations for the years ended March 31, 2016, 2015 and 2014 comprises the following approximate values:

	March 31, 2016	March 31, 2015	March 31, 2014
Current:
Federal	$43,252	$42,297	$39,040
State	10,895	12,664	11,030
Foreign	5,881	4,593	1,004
Subtotal	60,028	59,554	51,074
Deferred:
Federal	(3,867)	(6,798)	(6,475)
State	(93)	(751)	(1,701)
Foreign	(205)	191	1,000
Subtotal	(4,165)	(7,358)	(7,176)
Total	$55,863	$52,196	$43,898
The provision for income taxes on operations for the years ended March 31, 2016, 2015 and 2014 is reconciled to the income taxes computed at the statutory federal income tax rate (computed by applying the federal corporate rate of 35% to consolidated operating income before provision for income taxes) as follows:

	March 31, 2016		March 31, 2015		March 31, 2014
Federal income tax provision computed at statutory rate	$43,963	35.0%	$46,226	35.0%	$36,826	35.0%
State and local taxes, net of federal tax effect	7,108	5.7%	6,844	5.2%	5,081	4.8%
Foreign taxes	(453)	(0.4)%	(1,638)	(1.3)%	(730)	(0.7)%
Nondeductible expenses	1,475	1.2%	1,285	1.0%	1,064	1.0%
Nondeductible IPO-related expenses	3,930	3.1%	—	—%	—	—%
Other	(160)	(0.1)%	(521)	(0.4)%	1,657	1.6%
Total	$55,863	44.5%	$52,196	39.5%	$43,898	41.7%
Deferred income taxes arise principally from temporary differences between book and tax recognition of income, expenses, and losses relating to financing and other transactions. The deferred income taxes on the accompanying consolidated balance sheets at March 31, 2016, and 2015 comprise the following:

	March 31, 2016	March 31, 2015
Deferred tax assets:
Deferred compensation expense/accrued bonus	$43,348	$41,968
Allowance for doubtful accounts	3,195	2,294
Other, net	1,399	3,580
Total deferred tax assets	47,942	47,842
Deferred tax liabilities:
Intangibles	(77,184)	(77,184)
Accounts receivable and work in process	(8,046)	(12,111)
Total deferred tax liabilities	(85,230)	(89,295)
Net deferred tax liabilities	$(37,288)	$(41,453)

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years Ended March 31, 2016 and 2015
(All tables and balance disclosures are in thousands, except share data)

A valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company has determined that it is more likely than not that all deferred tax assets will be realized. Accordingly, no valuation allowance has been recognized.
As of March 31, 2016 and 2015, the Company had recorded liabilities for interest and penalties related to uncertain tax positions in the amounts of $313 and $10, net of any future tax benefit of such interest, respectively. Unrecognized tax benefits totaled $1,024 and $133 as of March 31, 2016 and 2015, respectively. If the income tax benefits from these tax positions are ultimately realized, such realization would affect the income tax provision and effective tax rate.
A reconciliation of the unrecognized tax benefits for the years ended March 31, 2016 and 2015 is as follows:

	March 31, 2016	March 31, 2015
Unrecognized tax position at the beginning of the year	$133	$533
Increases (decreases) related to prior year tax positions	891	(400)
Unrecognized tax position at the end of the year	$1,024	$133
In the next 12 months, certain uncertain tax positions may reverse as the related statutes expire.

Prior to the IPO, the Company filed as a member of the ORIX USA consolidated federal income tax group and will do so for fiscal 2016 through the date of the IPO. As of March 31, 2016, all of the federal income tax returns filed since 2013 by ORIX USA which include the Company as a subsidiary are still subject to adjustment upon audit and ORIX USA is currently under federal income tax audit by the Internal Revenue Service for the year ended March 31, 2013. The Company also files combined and separate income tax returns in many states, and these returns remain open for adjustments to the Company’s federal income tax returns.

(10) EMPLOYEE BENEFIT PLANS

(a)	Defined Contribution Plans
The Company sponsors a 401(k) defined contribution savings plan for its domestic employees and defined contribution retirement plans for its international employees. The Company contributed approximately $2,060, $1,355 and $1,242 during the years ended March 31, 2016, 2015 and 2014, respectively, to these defined contribution plans.

(b)	Share‑Based Incentive Plans
Prior to the IPO, HL CA had no stock‑based incentive compensation plans; however, during the period it was a subsidiary of Fram, certain employees of HL CA were granted restricted shares of Fram. Compensation expense related to these shares was recorded at the HL CA level as it was related to services provided by its employees. Under its 2006

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years Ended March 31, 2016 and 2015
(All tables and balance disclosures are in thousands, except share data)

incentive plan (the "2006 Incentive Plan"), Fram granted restricted share awards to employees of the Company as a component of annual incentive pay and occasionally in conjunction with new hire employment. Under 2006 Incentive Plan, awards typically vested after three years of service from the date of grant. Prior to the IPO, the grant-date fair value of each award was determined by Fram's board of directors as discussed further below. In addition, the stock grants to employees of the Company in connection with the IPO were made under the 2006 Incentive Plan (note 1).
Following the IPO, additional awards of restricted shares have been and will be made under the Company's 2016 Incentive Award Plan (the "2016 Incentive Plan"), which became effective in August 2015. Under the 2016 Incentive Plan, it is anticipated that the Company will continue to grant cash- and equity-based incentive awards to eligible service providers in order to attract, motivate and retain the talent necessary to operate the Company's business. An aggregate of 9,524 restricted shares of Class A common stock were granted under the 2016 Incentive Plan to two independent directors in August 2015 at $21.00 per share. No Class B shares were issued under the 2016 Incentive Plan during the year ended March 31, 2016.
The share awards are classified as equity awards at the time of grant unless the number of shares granted is unknown. Award offers that are settleable in shares based upon a future determinable stock price are classified as a liability until the price is established and the resulting number of shares is known, at which time they are re-classified from liabilities to equity awards. Activity in equity classified share awards which relate to the 2006 Incentive Plan during the years ended March 31, 2016 and 2015 is as follows:

Nonvested share awards	Shares	Weighted average grant date fair value
Balance at April 1, 2014	2,965,475	$12.54
Granted	1,855,815	13.24
Vested	(1,736,909)	12.74
Forfeited	(100,382)	12.70
March 31, 2015	2,983,999	$12.85
Granted	4,388,333	21.00
Vested	(1,395,192)	12.99
Forfeited	(73,972)	18.59
March 31, 2016	5,903,168	$18.80
Activity in liability classified share awards during the years ended March 31, 2016 and 2015 is as follows:

Awards settleable in shares	Fair value
Balance at April 1, 2014	$11,171
Offer to grant	8,487
Share price determined-transferred to equity grants [1]	(3,869)
Forfeited	(805)
Balance at March 31, 2015	$14,984
Offer to grant	35,886
Share price determined-converted to cash payments	(6,244)
Share price determined-transferred to equity grants [1]	(29,519)
Forfeited	(1,125)
Balance at March 31, 2016	$13,982
1 1,404,566 and 292,309 shares for the years ended March 31, 2016 and 2015, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years Ended March 31, 2016 and 2015
(All tables and balance disclosures are in thousands, except share data)

Compensation expense for the Company associated with these awards totaled $35,057, $23,200 and $22,479 for the years ended March 31, 2016, 2015 and 2014, respectively. At March 31, 2016, there was $88,949 of total unrecognized compensation cost related to unvested share awards granted under the 2006 Incentive Plan and the 2016 Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.70 years.
Prior to the IPO, the Fram board of directors determined fair value of the shares using input from a third party, which used a combination of historical and forecasted results and market data. The methods used to estimate the fair value of our shares included the market approach and the income approach. Under the market approach, fair value was determined by multiplying revenues of comparable public companies by the relevant valuation multiple, adjusted for any differences with the referenced comparable. Under the income approach, fair value was determined by converting future cash flows to a single present amount (discounted) using current expectations about those future amounts. The significant assumptions used to develop the fair value estimates included the discount rate (11.5% for 2015 and 2014) used under the income approach and revenue multiples (0.9x - 4.4x for 2015 and 0.9x - 3.3x for 2014) used under the market approach.
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
The carrying value of cash and cash equivalents, accounts receivable, unbilled work-in-process, receivable from affiliates, accounts payable, accrued expenses, and deferred income approximates fair value due to the short maturity of these instruments.
The carrying value of the loan payable to affiliate, loans payable to former shareholders and the loan to a non-affiliate approximates fair value due to the variable interest rate borne by those instruments.
(12) STOCKHOLDERS' EQUITY

(a)	Fram Shares
As described in note 10, the Company’s former parent, Fram, granted compensatory restricted shares to certain employees of the Company under the 2006 Incentive Plan. As stated in note 3, prior to the IPO, ORIX USA had the right, but not the obligation, to purchase shares to maintain its majority effective ownership of HL CA and has purchased $0, $12,856 and $11,623 for the years ended March 31, 2016, 2015 and 2014, respectively. As described in note 1, all Fram shares were converted to shares of Class B common stock in connection with the corporate reorganization that preceded the IPO.

(b)	Class A Common Stock
In conjunction with the Company's IPO, 12,075,000 Class A shares were sold to the public by existing shareholders and 9,524 Class A shares were issued to non-employee directors. Each share of Class A common stock is entitled to one vote per share.

(c)	Class B Common Stock
Each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. As of March 31, 2016, there were 31,608,972 Class B shares held by the HL Voting Trust and 21,610,331 Class B shares held by ORIX USA.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years Ended March 31, 2016 and 2015
(All tables and balance disclosures are in thousands, except share data)

(d)	Dividends
Approximately $8,657 and $888 of dividends previously declared related to unvested shares at March 31, 2016 and 2015, respectively, were outstanding.

(e)	Noncontrolling interests
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
Employees of the Company periodically issued notes receivable to the Company documenting loans made by the Company to such employees for the purchase of restricted shares of Fram.
(13) COMMITMENTS AND CONTINGENCIES
The Company has been named in various legal actions arising in the normal course of business. In the opinion of the Company, in consultation with legal counsel, the final resolutions of these matters are not expected to have a material adverse effect on the Company’s financial condition.
In August 2015, the Company entered into a revolving line of credit with Bank of America, N.A., which allows for borrowings of up to $75.0 million and matures in August 2017. Borrowings under this facility bear interest at LIBOR plus 1.00%. As of and during the year ended March 31, 2016, the Company had no borrowings under the line of credit.

Our obligation under the loan payable to affiliate is subordinated to our obligations under the revolving credit facility with Bank of America, N.A. The scheduled aggregate repayments of the loan payable to affiliate, the loans payable to former shareholders, and the loan payable to non-affiliate are as follows:

Year ended March 31:
2017	$34,473
2018	19,093
2019	2,238
2020	1,613
2021	1,233
2022 and thereafter	17,970
Total	$76,620

The Company also provides routine indemnifications relating to certain real estate (office) lease agreements under which it may be required to indemnify property owners for claims and other liabilities arising from the Company’s use of the applicable premises. In addition, the Company guarantees the performance of its subsidiaries under certain office lease agreements. The terms of these obligations vary, and because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the maximum amount that it could be obligated to pay under such contracts. Based on historical experience and evaluation of specific indemnities, management believes that judgments, if any, against the Company related to such matters are not likely to have a material effect on the consolidated financial statements. Accordingly, the Company has not recorded any liability for these obligations as of March 31, 2016 or 2015.
In addition, an acquisition made in December 2012 included contingent consideration with carrying value of $1,418 and $2,789 as of March 31, 2016 and 2015, respectively, which is included in other liabilities in the accompanying consolidated balance sheets. An acquisition made in January 2015 included contingent consideration with a carrying value of $2,466 and $2,290, respectively, as of March 31, 2016 and 2015, and non‑contingent consideration with a carrying value of $3,247 and $3,289,

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years Ended March 31, 2016 and 2015
(All tables and balance disclosures are in thousands, except share data)

respectively, as of March 31, 2016 and 2015, which are included in other liabilities in the accompanying consolidated balance sheets.
Straight‑line rent expense under noncancelable operating lease arrangements and the related operating expenses were approximately $25,645, $23,486 and $21,422 for the years ended March 31, 2016, 2015 and 2014, respectively. The approximate future minimum annual noncancelable rental commitments required under these agreements with initial terms in excess of one year are as follows:

Year ended March 31:
2017	$20,424
2018	20,567
2019	19,779
2020	18,542
2021	18,179
2022 and thereafter	48,920
Total	$146,411
(14) SEGMENT AND GEOGRAPHICAL INFORMATION
The Company’s reportable segments are described in note 1 and each are individually managed and provide separate services which require specialized expertise for the provision of those services. Revenues by segment represents fees earned on the various services offered within each segment. Segment profit represents each segment’s profit, which consists of segment revenues, less (1) direct expenses including compensation, employee recruitment, travel, meals and entertainment, professional fees, and bad debt and (2) expenses allocated by headcount such as communications, rent, depreciation and amortization, and office expense. The corporate expense category includes costs not allocated to individual segments, including charges related to incentive compensation and share‑based payments to corporate employees, as well as expenses of senior management and corporate departmental functions managed on a worldwide basis including accounting, finance and taxation, human resources, human capital management, marketing, information technology, legal, and office services. The following tables present information about revenues, profit and assets by segment and geography.

	Year ended March 31,
	2016	2015	2014
Revenues by segment:
Corporate Finance	$371,790	$367,632	$260,035
Financial Restructuring	202,343	207,909	230,062
Financial Advisory Services	119,632	105,331	102,054
Total segment revenues	693,765	680,872	592,151
Corporate	—	—	299
Total revenues	$693,765	$680,872	$592,450
Segment profit
Corporate Finance	$103,447	$101,266	$67,088
Financial Restructuring	54,950	52,246	56,910
Financial Advisory Services	30,313	24,344	24,921
Total segment profit	188,710	177,856	148,919
Corporate expenses	(62,310)	(49,202)	(46,071)
Other (expense) income, net	(770)	3,481	2,478
Income before provision for income taxes	$125,630	$132,135	$105,326

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years Ended March 31, 2016 and 2015
(All tables and balance disclosures are in thousands, except share data)

	March 31, 2016	March 31, 2015	March 31, 2014
Assets by segment:
Corporate Finance	$309,605	$234,966	$247,094
Financial Restructuring	196,473	186,234	185,843
Financial Advisory Services	111,637	98,688	99,660
Total segment assets	617,715	519,888	532,597
Corporate assets	453,169	709,960	528,629
Total assets	$1,070,884	$1,229,848	$1,061,226

	Year ended March 31,
	2016	2015	2014
Revenues by geography:
United States	$601,197	$595,113	$508,192
International	92,568	85,759	84,258
Total revenues	$693,765	$680,872	$592,450

	Year ended March 31,
	2016	2015	2014
Income before provision for income taxes by geography:
United States	$108,221	$119,819	$91,427
International	17,409	12,316	13,899
Total income before provision for income taxes	$125,630	$132,135	$105,326

	March 31, 2016	March 31, 2015	March 31, 2014
Assets by geography:
United States	$721,937	$948,054	$763,771
International	348,947	281,794	297,455
Total assets	$1,070,884	$1,229,848	$1,061,226
(15) SUBSEQUENT EVENTS
On May 18, 2016, the Board of Directors of the Company declared a quarterly dividend of $0.17 per share for holders of record as of June 3, 2016 and payable on June 15, 2016.

The Company has evaluated subsequent events from the consolidated balance sheet date through the date at which the consolidated financial statements were available to be issued. As a result of that evaluation, we have determined that there were no additional subsequent events requiring disclosure in the financial statements.

SUPPLEMENTAL FINANCIAL INFORMATION

Consolidated Quarterly Results of Operations (Unaudited)

($ in thousands, except per share data)
	For the Three Months Ended
	06/30/15	09/30/15	12/31/15	03/31/16
Revenues	$146,266	$158,380	$205,523	$183,596
Total operating expenses	122,486	140,943	161,837	142,099
Operating income	23,780	17,437	43,686	41,497
Net income	15,071	9,255	22,661	22,780
Net loss attributable to noncontrolling interests	(26)	—	—	—
Net income attributable to Houlihan Lokey, Inc.	$15,045	$9,255	$22,661	$22,780

Net income per share of common stock:
Basic	$0.26	$0.16	$0.38	$0.38
Diluted	$0.25	$0.15	$0.35	$0.35
Dividends declared per share of common stock (1)	$—	$—	$0.15	$0.15

	For the Three Months Ended
	06/30/14	09/30/14	12/31/14	03/31/15
Revenues	$141,502	$156,294	$196,608	$186,468
Total operating expenses	117,453	128,907	159,995	145,863
Operating income	24,049	27,387	36,613	40,605
Net income	14,357	16,612	24,185	24,785
Net income (loss) attributable to noncontrolling interests	1	(21)	(25)	(13)
Net income attributable to Houlihan Lokey, Inc.	$14,358	$16,591	$24,160	$24,772

Net income per share of common stock:
Basic	$0.25	$0.29	$0.42	$0.43
Diluted	$0.24	$0.27	$0.40	$0.41
Dividends declared per share of common stock	$—	$—	$—	$—

_______________________________________________________________________________
(1) In addition to the $0.30 per share paid to holders of HLI shares during the year ended March 31, 2016, prior to the consummation of the IPO, the Company distributed to the existing owners a dividend of $270.0 million, consisting of (i) a short‑term note in the aggregate amount of $197.2 million, which was repaid immediately after the consummation of the IPO, and was allocated $94.5 million to ORIX USA and $102.7 million to the HL Holders, (ii) a note to ORIX USA in the amount of $45 million (see footnote 4), and (iii) certain of our non‑operating assets to certain of the HL Holders (consisting of non‑marketable minority equity interests in four separate businesses that range in carrying value from $2.5 million to $11.0 million.

Schedule II—Valuation and Qualifying Accounts
March 31, 2016, 2015 and 2014
($ in thousands)
Allowance for Uncollectible Accounts

Balance – April 1, 2013	$3,217
Provision for bad debts	2,465
Write-off of uncollectible accounts	(1,829)
Foreign currency translation	9
Balance – March 31, 2014	$3,862
Provision for bad debts	2,027
Write-off of uncollectible accounts	(1,264)
Foreign currency translation	—
Balance – March 31, 2015	$4,625
Provision for bad debts	2,538
Write-off of uncollectible accounts	(2,897)
Foreign currency translation	—
Balance – March 31, 2016	$4,266

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A.    Controls and Procedures
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during the fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to this Item Item 10. Directors, Executive Officers and Corporate Governance is incorporated by reference to the Company's definitive proxy statement to be filed with the Security Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.
Item 11. Executive Compensation

Information relating to this Item 11. Executive Compensation is incorporated by reference to the Company's definitive proxy statement to be filed with the Security Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to this Item Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is incorporated by reference to the Company's definitive proxy statement to be filed with the Security Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence

Information relating to this Item Item 12. Certain Relationships and Related Transactions, and Director Independence is incorporated by reference to the Company's definitive proxy statement to be filed with the Security Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 14. Principal Accounting Fees and Services

Information relating to this Item Item 14. Principal Accounting Fees and Services is incorporated by reference to the Company's definitive proxy statement to be filed with the Security Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K.
PART IV

Item 15    Exhibits, Financial Statement Schedules
Financial Statements

The consolidated financial statements required to be filed in the Form 10-K are listed in Part II, Item 8 hereof.
Financial Statement Schedules

See "Index to Consolidated Financial Statements" in this Form 10-K listed in Part II, Item 8 hereof.
Exhibits

A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this Form 10-K, and is incorporated herein by reference.
The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOULIHAN LOKEY, INC.

Date: June 23, 2016	By: /s/ SCOTT L. BEISER
Name: Scott L. Beiser
Title: Chief Executive Officer

Each of the officers and directors of Houlihan Lokey, Inc. whose signature appears below, in so signing, also makes, constitutes and appoints each of Scott L. Beiser, J. Lindsey Alley, Christopher M. Crain and Charles A. Yamarone, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power to act separately and full power of substitution, for him or her in any and all capacities, to execute and cause to be filed with the SEC any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, with all exhibits thereto and all other documents in connection therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities on the dates indicated.

HOULIHAN LOKEY, INC.

Date: June 23, 2016	/s/ SCOTT L. BEISER
Scott L. Beiser
Chief Executive Officer
(Principal Executive Officer)

Date: June 23, 2016	/s/ J. LINDSEY ALLEY
J. Lindsey Alley
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: June 23, 2016	/s/ IRWIN N. GOLD
Irwin N. Gold
Executive Chairman and Director

Date: June 23, 2016	/s/ SCOTT J. ADELSON
Scott J. Adelson
Co-President and Director

Date: June 23, 2016	/s/ DAVID A. PREISER
David A. Preiser
Co-President and Director

Date: June 23, 2016	/s/ RON K. BARGER
Ron K. Barger
Director

Date: June 23, 2016	/s/ JACQUELINE B. KOSECOFF
Jacqueline B. Kosecoff
Director

Date: June 23, 2016	/s/ ROBERT J.B. LENHARDT
Robert J.B. Lenhardt
Director

Date: June 23, 2016	/s/ HIDETO NISHITANI
Hideto Nishitani
Director

Date: June 23, 2016	/s/ ROBERT A. SCHRIESHEIM
Robert A. Schriesheim
Director

Date: June 23, 2016	/s/ PAUL E. WILSON
Paul E. Wilson
Director

Date: June 23, 2016	/s/ BENNET VAN DE BUNT
Bennet Van de Bunt
Director

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of the Company, dated August 18, 2015	8-K	333-205610	3.1	8/21/15
3.2	Amended and Restated Bylaws of the Company, dated August 18, 2015	8-K	333-205610	3.2	8/21/15
9.1	Voting Trust Agreement, dated as of August 18, 2015, by and among the Company, the holders of shares of Class B common stock party thereto, and each trustee named therein	8-K	333-205610	9.1	8/21/15
9.2	Amendment No. 1 to the Voting Trust Agreement, dated as of August 28, 2015, by and among the Company and the Trustees.	8-K	333-205610	9.1	8/28/15
10.1	Stockholders' Agreement, dated as of August 18, 2015, by and among the Company and the holders identified therein	8-K	333-205610	10.1	8/21/15
10.2	Registration Rights Agreement, dated as of August 18, 2015, by and between the Company and ORIX HLHZ Holding, LLC	8-K	333-205610	10.2	8/21/15
10.3	Form of HL Lock- up Agreement	S-1	333-205610	10.2	7/10/15
10.4	Registration Rights Agreement, dated as of August 18, 2015, by and among the Company and the stockholders party thereto	8-K	333-205610	10.3	8/21/15
10.5	Transition Services Agreement, dated as of August 18, 2015, by and between ORIX USA, LP and the Company	8-K	333-205610	10.4	8/21/15
10.6	Amended and Restated Subordinated Promissory Note, effective as of August 18, 2015, issued by the Company to ORIX USA Corporation	8-K	333-205610	10.5	8/21/15
10.7	Credit Agreement, dated as of August 18, 2015, by and among the Company, certain domestic subsidiaries of the Company party thereto and Bank of America, N.A.	8-K	333-205610	10.6	8/21/15
10.8	Amended and Restated Tax Sharing Agreement, dated as of August 18, 2015, by and among ORIX USA Corporation, HL Transitory Merger Company, Inc., the Company, and all corporations that are as of this date eligible to file a consolidated return as a member of the affiliated group of ORIX USA Corporation within the meaning of Section 1504(a) of the Internal Revenue Code of 1986, as amended, including ORIX Commercial Alliance Corporation, ORIX Real Estate Capital, Inc., and ORIX Capital Markets, LLC	8-K	333-205610	10.7	8/21/15
10.9	Cash Management Agreement, entered into on August 18, 2015, by and between Houlihan Lokey Capital (Holdings) Ltd. And ORIX Global Capital, Ltd	8-K	333-205610	10.8	8/21/15
10.10	Form of Indemnification Agreement between Houlihan Lokey, Inc. and its directors and executive officers	S-1/A	333-205610	10.8	7/27/15
10.11	Guarantee Agreement, dated as of August 18, 2015, by and between Houlihan Lokey Capital (Holdings) Ltd. and ORIX USA Corporation	8-K	333-205610	10.9	8/21/15
10.12‡	Houlihan Lokey, Inc. Second Amended and Restated 2006 Incentive Compensation Plan.	S-1/A	333-205610	10.9	8/3/15
10.13	Letter Agreement, dated as of August 18, 2015, by and among the Company, ORIX USA Corporation and Fram Holdings, LLC	8-K	333-205610	10.10	8/21/15

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
10.14‡	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Houlihan Lokey, Inc. Second Amended and Restated 2006 Incentive Compensation Plan.	S-1/A	333-205610	10.10	8/3/15
10.15‡	Form of Deferred Restricted Stock Award Grant Notice and Agreement under the Houlihan Lokey, Inc. Second Amended and Restated 2006 Incentive Compensation Plan.	S-1/A	333-205610	10.11	8/3/15
10.16‡	Houlihan Lokey, Inc. 2016 Incentive Award Plan	S-1/A	333-206337	10.12	8/3/15
10.17‡	Form of Restricted Stock Award Agreement under the Houlihan Lokey, Inc. 2016 Incentive Award Plan	S-1/A	333-206337	10.13	8/3/15
10.18‡	Form of Restricted Stock Unit Award Agreement under the Houlihan Lokey, Inc. 2016 Incentive Annual Plan.	S-1/A	333-206337	10.14	8/3/15
10.19‡	Houlihan Lokey, Inc. Director Compensation Program.	S-1/A	333-205610	10.18	8/3/15
10.20‡	Notice to Fram Holdings, Inc. Second Amended and Restated 2006 Incentive Compensation Plan Equity Award Holders	S-1/A	333-205610	10.19	8/3/15
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					**
101.SCH	XBRL Taxonomy Extension Schema Document					**
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document					**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					**
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document					**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					**

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

‡	Indicates a management contract or compensation plan or arrangement.