Form 10-K/A
period 2016-03-31
HOULIHAN LOKEY, INC.
filed 2016-07-28
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No.1)

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
As of July 27, 2016, the registrant had 12,094,809 shares of Class A common stock, $0.001 par value per share, and 54,757,627 shares of Class B common stock, $0.001 par value per share, outstanding.

Explanatory Note
On June 23, 2016, Houlihan Lokey, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission (“SEC”) within 120 days after the end of the fiscal year. The Company does not anticipate that its definitive proxy statement involving the election of directors will be filed before July 29, 2016 (i.e., within 120 days after the end of the Company’s 2016 fiscal year). Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the SEC on June 23, 2016 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
Below is a list of the names and ages, as of July 27, 2016, of our directors and executive officers and a description of the business experience of each of them.

Name	Age	Position
Scott L. Beiser	56	Chief Executive Officer and Director
Irwin N. Gold	59	Executive Chairman and Director
Scott J. Adelson	55	Co‑President and Director
David A. Preiser	59	Co‑President and Director
J. Lindsey Alley	49	Chief Financial Officer
Christopher M. Crain	55	General Counsel and Secretary
Hideto Nishitani	56	Director
Ron K. Barger	61	Director
Paul E. Wilson	47	Director
Robert J.B. Lenhardt	53	Director
Robert A. Schriesheim	56	Director
Bennet Van de Bunt	54	Director
Jacqueline B. Kosecoff	67	Director

Scott L. Beiser has served as our Chief Executive Officer since 2003 and on our board of directors since 1991. His responsibilities include managing Houlihan Lokey’s operations, identifying and developing new strategic opportunities, and pursuing and managing new and existing client relationships. Mr. Beiser previously led Houlihan Lokey’s Infrastructure Services and Materials practice and has specialized expertise in investment banking services for engineering and construction businesses, including ownership and management transition programs, corporate acquisitions, divestitures, leveraged recapitalizations, and ESOP transactions. Mr. Beiser serves on the board of directors of FNF Construction and RoadSafe Traffic Systems, and is an advisor to several boards and executives in the engineering and construction industry. Mr. Beiser earned both a B.S. and an M.S. in Finance from the College of Business and Economics at California State University, Northridge. Mr. Beiser was chosen to be on our board of directors because of his leadership in our development and growth, and his particular knowledge and experience in strategic planning and leadership of complex organizations. Mr. Beiser has been with Houlihan Lokey for more than 32 years.

Irwin N. Gold has served as our Executive Chairman since 2013 and on our board of directors since 1994. Mr. Gold is one of Houlihan Lokey’s senior executives responsible for strategic planning, client relations and business development, and manages the firm in conjunction with the other three members of the Office of the Executives. Mr. Gold co‑founded the Company’s industry‑leading Financial Restructuring practice and was the Global Co‑Head of Financial Restructuring from 1988 until 2012. In that role, Mr. Gold has led many of the Company’s largest and most complex Financial Restructuring engagements, both in bankruptcy and out‑of‑court situations. Mr. Gold has previously served on the boards of directors of Cole National Group, Inc., Advantica Restaurant Group, Inc. and The Bibb Company. Mr. Gold earned a B.A. in Economics, summa cum laude and Phi Beta Kappa, from Duke University and a J.D. from the University of Virginia Law School. Mr. Gold was chosen to be on our board of directors because of his long career in the financial services industry, and because he possesses particular knowledge and experience in the financial services industry and in leadership of complex organizations. Mr. Gold has been with Houlihan Lokey for more than 27 years.
Scott J. Adelson has served as our Co‑President since 2013. As Co-President, Mr. Adelson is one of Houlihan Lokey’s senior executives responsible for strategic planning, client relations and business development, and manages the firm in conjunction with the other three members of the Office of the Executives. Mr. Adelson also serves as the Global Co‑Head of Corporate Finance. His practice embraces all aspects of corporate finance, including mergers and acquisitions, leveraged buyouts, and the issuance of debt and equity capital. He is an active board member of various public and private companies, including Motorcar Parts of America, Inc. and QAD Inc. Mr. Adelson completed his undergraduate studies at the University of Southern California and earned his M.B.A. from the University of Chicago Booth School of Business. Mr. Adelson was chosen to be on our board of directors because of his long career in the financial services industry, and because he possesses particular knowledge and experience in strategic planning and board practices of other corporations. Mr. Adelson has been with Houlihan Lokey for more than 28 years.
David A. Preiser has served as our Co‑President since 2013. Among his duties, he serves as Chairman of Houlihan Lokey (Europe) Limited. In the course of his more than two decades at Houlihan Lokey, Mr. Preiser has led many major transactions involving financially distressed companies, both in bankruptcy and in out‑of‑court situations, many of which have involved the sale or purchase of distressed assets. Mr. Preiser earned a B.A. in Economics and graduated magna cum laude from the University of Virginia. He earned a J.D. with honors from Columbia University, where he also served as an Editor of the Columbia Law Review, was named a Harlan Fisk Stone Scholar, and is currently a member of the Dean’s Council. Mr. Preiser currently sits on the board of directors of NVR, Inc., a New York Stock Exchange‑listed company, where he currently chairs the Nominating Committee, and serves on the Compensation Committee. Mr. Preiser has previously served on the boards of directors of Joseph A. Bank, Inc., where he served as chair of the Compensation Committee, as well as Sudbury, Inc. and MLX, Inc. Mr. Preiser was chosen to be on our board of directors because of his long career in the financial services industry, his leadership role in our development and growth, and his particular knowledge and expertise in managing and growing international organizations and executing international transactions. Mr. Preiser has been with Houlihan Lokey for more than 25 years.
J. Lindsey Alley has served as our Chief Financial Officer since December 2012. In his role as Chief Financial Officer, Mr. Alley oversees our accounting and financial reporting operations as well as acquisition business development. Mr. Alley joined Houlihan Lokey in 1995 and was an investment banker focusing on advising public and private clients, boards of directors, and special committees on sell side and buy side mergers and acquisitions prior to being appointed to the Chief Financial Officer role in December 2012. Mr. Alley earned a B.S. in Systems Engineering from the University of Virginia and graduated with highest distinction with an M.B.A. in Finance from the University of Michigan. Mr. Alley has been with Houlihan Lokey for more than 20 years.
Christopher M. Crain has served as our General Counsel since September 2004. In that role, he directly manages our Legal department and oversees our Compliance and Human Resources departments. Mr. Crain earned a B.A. in Political Science from the University of California at Davis and a J.D., cum laude, from Loyola Law School. Mr. Crain has been with Houlihan Lokey for more than 11 years.
Hideto Nishitani is Chairman, President, and Chief Executive Officer of ORIX USA, Corporate Senior Vice President of ORIX Corporation in Japan, and has served on our board of directors since 2012. Mr. Nishitani has 32 years of experience in the global financial services industry working on behalf of ORIX Corporation in the U.S., U.K., Ireland, Canada and Japan. Between 2001 and 2006, he was Senior Vice President of the Principal Investment Group of ORIX Corporation’s Investment Banking headquarters in Japan, where he was responsible for sourcing, acquiring, restructuring and managing portfolio companies. He earned a Bachelor of Economics degree from Kwansei‑Gakuin University in Japan and a Master of Economics degree from the London School of Economics, University of London. Mr. Nishitani was chosen to be on our board of directors because of his leadership proficiency and extensive experience in the financial services industry, particularly investment banking.
Ron K. Barger is Executive Vice President of Operations and General Counsel of ORIX USA. He oversees operational areas of ORIX USA, including Legal, Human Resources, Technology, Corporate Planning and Administration, in addition to supporting strategic transactions for ORIX USA’s multiple lines of business. Mr. Barger joined ORIX USA from Archon Group, L.P., where he served in a variety of roles, including Global General Counsel, Global Chief Compliance Officer, Global Risk Committee chair, and Information Security Committee chair. While there, he also served as a member of the Archon Operating and Investment Committees, and was a Managing Director of The Goldman Sachs Group, Inc. Mr. Barger earned a B.S. degree from the University of Illinois and a J.D. from Southern Methodist University Dedman School of Law. Mr. Barger was chosen to be on our board of directors because of his particular knowledge of corporate governance, global operations, and enterprise risk for a financial services company, in addition to his years of experience in the financial services industry generally.
Paul E. Wilson is Chief Financial Officer of ORIX USA and has served on our board of directors since 2015. He is responsible for overseeing all financial functions of ORIX USA and its multiple lines of business and subsidiaries. Mr. Wilson joined the ORIX USA accounting and finance department as its Tax Director in 2004. Prior to joining ORIX USA, Mr. Wilson was a Senior Manager with Ernst & Young, spending 11 years in the public accounting practice. He is a Certified Public Accountant licensed in Texas and earned a B.B.A. and a master’s degree in Accounting and Tax from Baylor University. Mr. Wilson was chosen to be on our board of directors because of his financial expertise and in‑depth knowledge of Houlihan Lokey’s organizational and financial functions.
Robert J.B. Lenhardt is Deputy General Counsel of ORIX USA. He joined ORIX USA in 2001 and since then has overseen all legal functions of its corporate finance businesses, including high yield investing, direct leveraged lending, venture finance, structured products, fund investing, private equity, and special assets. Previously, he was a principal of Seaboard & Co., an asset management firm, whose team and assets were acquired by ORIX USA in 2001. He also previously practiced corporate and securities law in New York City. Mr. Lenhardt earned a B.A. degree, magna cum laude, from the University of Connecticut and a J.D. from Cornell Law School. Mr. Lenhardt was chosen to be on our board of directors because of his expertise in corporate finance and financial restructurings.

Robert A. Schriesheim is the Executive Vice President and Chief Financial Officer of Sears Holdings Corporation. Mr. Schriesheim joined Sears Holdings Corporation as Executive Vice President in August 2011 and became Executive Vice President and Chief Financial Officer that same month. Prior to that, he served as the Chief Financial Officer of Hewitt Associates, Inc., a global human resources consulting and outsourcing company, from January 2010 to October 2010. From October 2006 to January 2010, he served as Executive Vice President and Chief Financial Officer of Lawson Software, Inc., an ERP software provider. From August 2002 to October 2006, he was affiliated with ARCH Development Partners, LLC, a seed stage venture capital fund. Before joining ARCH, Mr. Schriesheim held executive positions at Global TeleSystems, SBC Equity Partners, Ameritech, AC Nielsen and Brooke Group Ltd. Mr. Schriesheim has served as a director of Skyworks Solutions, Inc. since May 2006 and is chairman of its audit committee. Since August 2015, he has also served as a director of NII Holdings and serves as the chair of its audit committee. He also served as a director of Dobson Communications Corp. from 2004 to 2007, a director of Lawson Software from 2006 to 2011, a director and then Co‑Chairman of MSC Software Corporation from 2007 to 2009 and a director of Georgia Gulf Corporation from 2009 to 2010. Mr. Schriesheim earned an AB in Chemistry from Princeton University and an M.B.A. from the University of Chicago Booth School of Business. Mr. Schriesheim was chosen to be on our board of directors because of his expertise in corporate finance and capital markets, as well as his particular knowledge in public company governance and board practices of other corporations.
Bennet Van de Bunt is a principal in Guthy‑Renker, Cypress Creek, Paramount Equity, FHR and Rosewood Homes. He presently serves as chairman of Cypress Creek Renewables and FHR. Mr. Van de Bunt was previously the Chief Executive Officer and President of Guthy‑Renker for many years. Mr. Van de Bunt has made many venture capital investments in startups and serves and has served on many boards of directors, including Solar City, TrueCar, St. Johns Hospital and the Watts Learning Center. He earned a B.A. with honors in History from the University of California, Los Angeles and a J.D. from Harvard Law School. Mr. Van de Bunt was chosen to be on our board of directors because of his expertise in corporate governance and his significant experience with board practices of other corporations.
Jacqueline B. Kosecoff is a Managing Partner of Moriah Partners, where she works to identify, select, mentor and manage health services and IT companies. Dr. Kosecoff is also a Senior Advisor of Warburg Pincus. From 2002 to 2012, Dr. Kosecoff was a senior executive inside UnitedHealth Group-PacifiCare. Dr. Kosecoff joined UnitedHealth Group as part of its acquisition of PacifiCare Health Systems in 2005. At PacifiCare, Dr. Kosecoff served as Executive Vice President with responsibility for various business segments and, upon joining UnitedHealth Group, Dr. Kosecoff took responsibility for, among other areas, the Medicare Part D business and the consumer health product division serving seniors. In 2007, Dr. Kosecoff was appointed Chief Executive Officer of Prescription Solutions (now known as OptumRx). Prior to joining UnitedHealth Group-PacifiCare, Dr. Kosecoff was founder, President and Chief Operating Officer of Protocare, a firm whose lines of business included the clinical development of drugs, devices, biopharmaceutical and nutritional products, and health services consulting. Dr. Kosecoff served as Professor of Medicine and Public Health at the University of California, Los Angeles from 1975 to 2006. Currently, Dr. Kosecoff sits on the board of directors of these other public companies: athenahealth, Inc.; Sealed Air Corporation; and STERIS Corporation. Dr. Kosecoff holds a B.A. from the University of California, Los Angeles, an M.S. in Applied Mathematics from Brown University, and a doctorate from University of California, Los Angeles. Dr. Kosecoff was appointed to serve on our board of directors because of her extensive experience in managing organizations and her experience serving on the boards of other public companies.

Corporate Governance
Composition of our Board of Directors
Our business affairs are managed under the direction of our board of directors.
Our amended and restated bylaws provide that our board of directors shall consist of such number of directors as shall from time to time be fixed by our board of directors. Currently, our board of directors is composed of 11 members, three of whom are independent directors as defined under the rules of the New York Stock Exchange. Further, our amended and restated certificate of incorporation and our amended and restated bylaws provide for the division of our board of directors into three classes, as nearly equal in number as possible, with each class serving for three‑year staggered terms. At each annual meeting of stockholders after the initial classification, the successors to the directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election. Our directors are divided among the three classes as follows:

•	the Class I directors are Messrs. Beiser, Lenhardt and Dr. Kosecoff, and their terms will expire at the annual meeting of stockholders to be held in 2016;

•	the Class II directors are Messrs. Gold, Van de Bunt, Barger and Wilson, and their terms will expire at the annual meeting of stockholders to be held in 2017; and

•	the Class III directors are Messrs. Adelson, Preiser, Schriesheim and Nishitani and their terms will expire at the annual meeting of stockholders to be held in 2018.
Each of our executive officers serves at the discretion of our board of directors and holds office until his or her successor is duly appointed and qualified or until his or her earlier resignation or removal. There are no family relationships among any of our directors or executive officers.
When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable our board of directors to satisfy its oversight responsibilities effectively in light of our business and structure, the board of directors focuses primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth herein. We believe that our directors provide an appropriate mix of experiences and skills relevant to the size and nature of our business.
Director Nomination and Removal Process
In connection with the IPO, we entered into the Stockholders’ Agreement dated August 18, 2015 with ORIX USA and the HL Voting Trust (the “Stockholders’ Agreement”). Under this agreement, from the time of the completion of our initial public offering (the “IPO”) until its fifth anniversary, (i) so long ORIX USA’s Post‑IPO Percentage Ownership (as defined below) is 20% or greater, ORIX USA and the HL Voting Trust will each have the right to recommend four director nominees, with the remaining three director nominees recommended by mutual agreement of ORIX USA and the HL Voting Trust, (ii) so long as ORIX USA’s Post‑IPO Percentage Ownership is greater than or equal to 10% but less than 20%, ORIX USA will have the right to recommend three director nominees and the HL Voting Trust will have the right to recommend five director nominees, with the remaining three director nominees recommended by the HL Voting Trust with the approval of ORIX USA and (iii) so long as ORIX USA’s Post‑IPO Percentage Ownership is less than 10% but greater than zero, ORIX USA will have the right to recommend one director nominee and the HL Voting Trust will have the right to recommend the remaining ten director nominees. After the fifth anniversary of the IPO, (w) so long as ORIX USA’s Percentage Ownership (as defined below) is 20% or greater, ORIX USA will have the right to recommend three director nominees and the HL Voting Trust will have the right to recommend eight director nominees, (x) so long as ORIX USA’s Percentage Ownership is greater than or equal to 10% but less than 20%, ORIX USA will have the right to recommend two director nominees and the HL Voting Trust will have the right to recommend nine director nominees, (y) so long as ORIX USA’s Percentage Ownership is greater than or equal to 5% but less than 10%, ORIX USA will have the right to recommend one director nominee and the HL Voting Trust will have the right to recommend the remaining ten director nominees and (z) if ORIX USA’s Percentage Ownership is less than 5%, the HL Voting Trust will have the right to recommend all of the director nominees. The party that designated a director may cause that director to be removed at any time, and the other party will take all necessary action within its control to effect such removal.
Our amended and restated certificate of incorporation provides that, from and after the Final Conversion Date (the date on which (x) the aggregate outstanding shares of common stock owned by (i) ORIX USA, (ii) the HL Voting Trust and (iii) the beneficiaries of the HL Voting Trust or certain of their transferees, together with (y) the outstanding shares of our common stock (A) received by a holder of our common stock in connection with the grant, vesting and/or payment of an equity compensatory award and (B) with respect to which such holder has given the right to vote, pursuant to an irrevocable proxy, to the person or persons as may be designated by us from time to time, collectively represent less than 20% of the then aggregate outstanding shares of common stock, or on a date specified by the holders of at least 66 2/3% of the outstanding shares of Class B common stock), directors may be removed by stockholders only for cause and only with the affirmative vote of at least 66 2/3% of the voting interest of stockholders entitled to vote. Additional provisions with regard to removal of directors are included in our Stockholders’ Agreement. Our amended and restated certificate of incorporation also provides that any vacancy on our board of directors may be filled by a majority of the directors then in office.
The term “Post‑IPO Percentage Ownership” means, as of a specified date, the percentage, equal to (a) the number of shares held by ORIX USA (directly or through a brokerage or similar account) on such date (not including any shares acquired by ORIX USA after the IPO, other than shares acquired by ORIX USA as a result of a stock split, distribution or similar pro rata reorganization) divided by (b) the total number of shares that were outstanding immediately following the consummation of the IPO, calculated on a fully diluted basis but excluding shares issued as purchase price consideration in certain acquisition transactions. “Percentage Ownership” means, as of a specified date, the percentage, equal to (x) the number of shares held by ORIX USA (directly or through a brokerage or similar account) on such date (not including any shares acquired by ORIX USA after the IPO, other than shares acquired by ORIX USA as a result of a stock split, distribution or similar pro rata reorganization) divided by (y) the total number of shares outstanding on such date, calculated on a fully diluted basis.
The board of directors will consider a candidate nominated by a stockholder in a manner consistent with its evaluation of potential nominees, so long as the nomination meets the requirements of our bylaws, as summarized below. The notice of nomination should include the following information:

•	the stockholder's name, record address, and name and principal place of business;

•	the name, age, business address, residence address, and principal occupation or employment of the nominee;

•	the class or series, and number of all shares of the Company's stock owned beneficially or of record by the stockholder or the nominee;

•	whether and the extent to which any derivative or other instrument, transaction, agreement, or arrangement has been entered into by the stockholder or the nominee with respect to the Company's stock;

•	a description of all agreements or arrangements to which the stockholder or the nominee is a party with respect to the nomination, the Company or the Company's stock;

•
a description of agreements or arrangements entered into by the stockholder or the nominee with the intent to mitigate loss, manage risk or benefit from changes in the stock price or increase or decrease the stockholder's voting power;

•	a representation that the stockholder will attend the meeting in person or by proxy to nominate the persons named in its notice; and

•	any other information related to the stockholder or the nominee required to be disclosed in the solicitation of proxies for election of directors under federal securities laws.

The notice must be accompanied by the nominee's consent to be elected and to serve as a director and include certain representations and agreements by the nominee set forth in our bylaws. This notice must be updated, if necessary, so that the information is true and correct as of the record date for the meeting.
Stockholder nominees should be submitted to the Company's General Counsel and Secretary at the Company's principal executive offices. Stockholder nominations may be made at any time. However, in order for a candidate to be included in the slate of director nominees for approval by stockholders in connection with a meeting of stockholders and for information about the candidate to be included in the Company's proxy materials for such a meeting, the stockholder must submit the information required by our bylaws and other information reasonably requested by the Company within the timeframe described in the proxy materials for such a meeting.
When the Company or the board of directors is required by contractual obligation (including pursuant to the Stockholders Agreement) to nominate candidates designated by any person or entity, the selection and nomination of these directors is not subject to the above process.
Actions by the Board
The Stockholders’ Agreement also provides that the approval of two‑thirds of the board will be required for certain corporate actions until the earlier of the third anniversary of the IPO and the date on which ORIX USA’s Post‑IPO Percentage Ownership first falls below 20%, which, in light of ORIX USA’s right to designate four director nominees during that period, essentially gives ORIX USA veto authority over those actions during such period. If, on the third anniversary of the IPO, ORIX USA’s Post‑IPO Percentage Ownership equals or exceeds 30%, the approval of two‑thirds of the board will continue to be required for such corporate actions until the earlier of the fifth anniversary of the IPO and the date on which ORIX USA’s Post‑IPO Percentage Ownership first falls below 20%. The actions generally requiring two‑thirds board approval during this period include the following:

•	subject to certain exceptions, material changes to the scope or nature of the Company’s business, including launching or terminating a principal line of business;

•	any sale of the Company or any material subsidiary (by way of merger, consolidation, business combination or asset sale) to a third party;

•	cumulative acquisitions with an aggregate purchase price in excess of $225 million during any rolling three‑year period;

•	hiring, terminating, promoting or demoting the chairman, chief executive officer, or president of the Company, or persons serving in equivalent positions;

•
authorizing, creating, subdividing, or issuing any equity securities, other than (i) issuances for employee compensation up to specified levels; (ii) issuances of securities upon the conversion of outstanding convertible securities or compensation awards; and (iii) issuances representing less than 50.1% of the purchase price in connection with permitted acquisitions;

•
subject to certain exceptions, redemption or repurchase of any equity securities in excess of the number of shares underlying annual employee stock compensation grants made during the relevant fiscal year;

•	liquidation, dissolution or voluntary bankruptcy of the Company or any of its material subsidiaries, or any other similar extraordinary transactions;

•	waiver of certain transfer restrictions;

•
specified material changes in compensation structure, including any payment or grant of compensation that causes the consolidated compensation expense of the Company to be in excess of the Company’s target compensation ratio; and

•	amendment of the Company’s organizational documents and lock‑up agreements.

Controlled Company
The HL Voting Trust and ORIX USA control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” under the rules of the New York Stock Exchange. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements that (i) a majority of our board of directors consist of independent directors and (ii) that our board of directors have compensation and nominating and corporate governance committees composed entirely of independent directors, as independence is defined in Rule 10A‑3 of the Exchange Act and under the New York Stock Exchange listing standards. For an indeterminate period, we intend to utilize these exemptions. As a result, although we have a fully independent audit committee as required by the New York Stock Exchange, a majority of our directors are not currently independent and we do not expect in the immediate future that the majority of our directors will be independent. Accordingly, although we may transition to a board with a majority of independent directors prior to the time we cease to be a “controlled company,” for such period of time our shareholders will not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements. See “Risks Related to Our Class A Common Stock —We are a “controlled company” within the meaning of the New York Stock Exchange listing standards and, as a result, will qualify for, and rely on, exemptions from certain corporate governance requirements. Holders of Class A common stock do not have the same protections afforded to stockholders of companies that are subject to such requirements” in the Form 10-K to which this amendment on Form 10-K/A relates. In the event that we cease to be a “controlled company” and our shares continue to be listed on the New York Stock Exchange, we will be required to comply with these provisions within the applicable transition periods.
Director Independence
Prior to each director’s appointment, our board of directors undertook a review of the independence of our directors and determined that Messrs. Schriesheim and Van de Bunt as well as Dr. Kosecoff are each independent directors as defined under the rules of the New York Stock Exchange. Under the listing requirements of the New York Stock Exchange, our board of directors is required to have at least three independent directors meeting the New York Stock Exchange’s independence standards and we fulfill such requirements.
Board and Committee Meetings; Annual Meeting Attendance
Between the effective date of the IPO and March 31, 2016, our board of directors held two meetings, our audit committee held four meetings and our compensation committee held two meetings. During fiscal 2016, each director attended at least 75% of the total number of meetings of the board of directors and committees on which the director served. Under our corporate governance guidelines, directors are expected to attend the Company's annual meetings of stockholders. A director who is unable to attend an annual meeting of stockholders (which it is understood will occur on occasion) is expected to notify the chairman of the board of directors.
Communication with the Board of Directors
Any stockholder or other interested parties who would like to communicate with the board of directors, the independent directors as a group or any specific member or members of the board of directors should send such communications to the attention of our General Counsel and Secretary at Houlihan Lokey, Inc., 10250 Constellation Blvd., 5th Floor, Los Angeles, CA 90067. Communications should contain instructions on which member or members of the board of directors the communication is intended for. Such communications will generally be forwarded to the intended recipients. However, our General Counsel and Secretary may, in his sole discretion, decline to forward any communications that are inappropriate.
Compensation Committee Interlocks and Insider Participation
During fiscal 2016, the members of our compensation committee were Messrs. Beiser, Schriesheim, Preiser and Wilson. Mr. Beiser is our Chief Executive Officer and Mr. Preiser is our Co-President. Other than Messrs. Beiser and Preiser, none of the members of our compensation committee has ever been an officer or employee of our Company or any of our subsidiaries. None of our executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of our board of directors or compensation committee.
Board Committees
Pursuant to our Stockholders’ Agreement, until the earlier of the fifth anniversary of the IPO or the date on which ORIX USA’s Post‑IPO Percentage Ownership first falls below 10%, each standing committee must have at least one director nominee designated by each of ORIX USA and the HL Voting Trust as a member of such committee; provided that each of ORIX USA and the HL Voting Trust has caused its respective designated director to resign from the audit committee prior to the first anniversary of the IPO. In addition, actions and recommendations of any such standing committee will be subject to the approval of the board of directors. See “—Composition of our Board of Directors.”
Current copies of each committee’s charter are posted on our website, www.hl.com. The information on any of our websites is deemed not to be incorporated in or be a part of this Form 10-K/A or any other document filed with or furnished to the SEC.

Audit Committee
The audit committee is responsible for, among other matters:

•	appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm;

•	discussing with our independent registered public accounting firm their independence from management;

•	reviewing with our independent registered public accounting firm the scope and results of their audit;

•	approving all audit and permissible non‑audit services to be performed by our independent registered public accounting firm;

•	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;

•	reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements; and

•	establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.

Our audit committee currently consists of Messrs. Schriesheim, Van de Bunt and Dr. Kosecoff, with Mr. Schriesheim serving as chair. Rule 10A‑3 of the Exchange Act and the New York Stock Exchange rules require us to have an audit committee composed entirely of independent directors within one year of the date of the IPO. Our board of directors has affirmatively determined that Messrs. Schriesheim, Van de Bunt and Dr. Kosecoff meet the definition of an “independent director” for purposes of serving on an audit committee under Rule 10A‑3 and the New York Stock Exchange rules. In addition, our board of directors has determined that Mr. Schriesheim qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S‑K.
Compensation Committee
The compensation committee’s responsibilities include:

•	reviewing and approving, or recommending that our board of directors approve, the compensation of our Chief Executive Officer and our other executive officers;

•	reviewing and recommending to our board of directors the compensation of our directors;

•	selecting independent compensation consultants and advisors and assessing whether there are any conflicts of interest with any of the committee’s compensation advisors; and

•	reviewing and approving, or recommending that our board of directors approve, incentive compensation and equity plans.

Our compensation committee currently consists of Messrs. Beiser, Schriesheim, Preiser and Wilson with Mr. Beiser serving as chair. As a controlled company, we rely upon the exemption from the requirement that we have a compensation committee composed entirely of independent directors.

Nominating and Corporate Governance Committee
The nominating and corporate governance committee’s responsibilities include:

•	identifying individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors; and

•	developing and recommending to our board of directors a set of corporate governance guidelines and principles.

The members of our nominating and corporate governance committee are Messrs. Gold, Van de Bunt, Adelson, Barger and Dr. Kosecoff, with Mr. Gold serving as chair. As a controlled company, we rely upon the exemption from the requirement that we have a nominating and corporate governance committee composed entirely of independent directors.
Risk Oversight
Our board of directors is responsible for overseeing our risk management process. Our board of directors focuses on our general risk management strategy, the most significant risks facing us, and oversees the implementation of risk mitigation strategies by management. Our board of directors is also apprised of particular risk management matters in connection with its general oversight and approval of corporate matters and significant transactions.
Code of Ethics and Code of Conduct
We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the code on our website, www.hl.com. In addition, we intend to post on our website all disclosures that are required by law or the New York Stock Exchange listing standards concerning any amendments to, or waivers from, any provision of the code. The information on any of our websites is deemed not to be incorporated in or be a part of this Form 10-K/A or any other document filed with or furnished to the SEC.
Section 16 Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who beneficially own more than 10% of the Company's common stock, to file reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports that they file. We assist our directors and officers with their Section 16(a) filings. Based solely on a review of reports filed with the SEC and written representations from directors and executive officers, we believe that all required reports under Section 16(a) were timely filed during fiscal 2016, with the exception of the following: one late Form 4 filing for Robert Schriesheim covering one transaction and one late Form 4 filing for Bennet Van de Bunt covering one transaction.

Item 11: Executive Compensation
This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In fiscal 2016, our “named executive officers” and their positions were as follows:

•	Scott L. Beiser, Chief Executive Officer;

•	Irwin N. Gold, Executive Chairman; and

•	Scott J. Adelson, Co‑President and Global Co‑Head of Corporate Finance.

Summary Compensation Table
The following table sets forth information concerning the compensation of our named executive officers for our fiscal years ended March 31, 2015 and March 31, 2016.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	All Other Compensation (3)	Total
Scott L. Beiser	2016	$400,000	$1,663,742	$944,832	—	$3,008,574
Chief Executive Officer	2015	275,000	3,137,500	75,000	—	3,487,500
Irwin N. Gold	2016	400,000	1,130,409	919,842	—	2,450,251
Executive Chairman	2015	275,000	2,162,500	75,000	—	2,512,500
Scott J. Adelson	2016	400,000	297,516	5,699,841	$1,209,501	7,606,858
Co‑President and Global Co‑Head of Corporate Finance	2015	275,000	4,697,500	75,000	—	5,047,500

(1)
As described in further detail below under the caption “Narrative Disclosure to Summary Compensation Table—Incentive Compensation—Annual Incentive Compensation Program,” our fiscal 2016 annual discretionary incentive compensation program was paid, in part, in cash bonuses and the remainder in restricted stock awards (granted in fiscal 2017), based on our subjective review of Company and individual performance for fiscal 2016. Amounts in this column with respect to fiscal 2016 include the payment of (i) discretionary cash bonuses awarded to the named executive officers with respect to fiscal 2016 performance, which for Messrs. Beiser, Gold and Adelson were $1,592,336, $1,059,003 and $0, respectively, and (ii) 1/9 of the cash portion of IPO grants that were made to the named executive officers in connection with our IPO, which are described in further detail below under the caption “Narrative Disclosure to Summary Compensation Table—Incentive Compensation—IPO Cash and Equity Awards,” and which for Messrs. Beiser, Gold and Adelson were $71,406, $71,406 and $297,516, respectively. A portion of fiscal 2016 annual discretionary incentive compensation was paid to Messrs. Beiser, Gold and Adelson in the form of restricted stock awards in fiscal 2017, which consisted of 45,260, 26,749 and 35,780 shares granted, respectively, which have grant date dollar‑denominated values of $1,141,002, $674,335 and $902,000, respectively, vesting in substantially equal one‑quarter installments on the date on which annual bonuses are paid to officers of the Company (on or about April 30) for the fiscal years ending March 31, 2017, 2018, 2019 and 2020, subject to the executive’s continued employment through the applicable vesting date. The number of shares was determined by dividing the applicable value by the closing price per share of our Class A common stock on April 29, 2016 (the business day immediately preceding the grant date). Because these grants of restricted stock were made in fiscal 2017, in accordance with SEC rules, the associated values and numbers of shares do not appear in this Summary Compensation Table, but will appear in our proxy statement or annual report following the end of fiscal 2017.

(2)
Amounts reflect the full grant‑date fair value of restricted stock and common stock awards granted during the relevant fiscal year, computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all stock awards made to executive officers in Note 10—Employee Benefit Plans to our audited consolidated financial statements included in our Annual Report on Form 10-K. In accordance with SEC rules, the amounts in this column reflect restricted stock and common stock awards granted during the relevant fiscal year that were awarded to the named executive officers.

(3)	The amount for Mr. Adelson in this column reflects forgiveness in July 2015 of outstanding principal and interest on a loan made to him in 2013.
Narrative Disclosure to Summary Compensation Table
The primary elements of compensation for our named executive officers are base salaries, annual cash bonuses and equity compensation awards. The named executive officers also participate in employee benefit plans and programs that we offer to our other full‑time employees on the same basis, including medical, dental, vision and death/disability benefits.
Base Salaries
The named executive officers receive base salaries that are intended to provide a fixed component of compensation commensurate with the executive’s skill set, experience, role and responsibilities.
The total base salaries earned by our named executive officers in fiscal 2016 are disclosed in the Summary Compensation Table above.
The following table sets forth fiscal 2017 base salaries for each of our named executive officers.

Named Executive Officer	Fiscal 2017 Annual Base Salary
Scott L. Beiser	$400,000
Irwin N. Gold	400,000
Scott J. Adelson	400,000

We expect that base salaries for the named executive officers will be reviewed periodically by the board of directors or the compensation committee, with adjustments expected to be made generally in accordance with the considerations described above and to maintain base salaries at competitive levels.
Incentive Compensation
Annual Incentive Compensation Program
With respect to fiscal 2016 performance, we have paid in part and intend to further award cash bonuses and equity awards to our named executive officers with respect to both achievement of our short‑term financial and strategic objectives and progress made toward our longer‑term growth and other goals. During fiscal 2016, we did not maintain a formal bonus program; rather, annual bonuses have been determined on a discretionary basis based on a subjective assessment of the applicable executive’s performance and the performance of the Company.
Historically, after the end of the applicable fiscal year, a dollar‑denominated value for each named executive officer’s total annual incentive compensation award has been determined, and a portion of the total dollar‑denominated award has then been paid in cash, with the remainder granted in the form of restricted stock awards. The cash bonuses typically have been paid in part in the month following the end of the applicable fiscal year, with the remainder paid on or about November 30 of the fiscal year following that in which it was earned, subject to the applicable executive’s continued employment through the payment date. Restricted stock awards typically have been granted in the first quarter following the end of the applicable fiscal year. The number of our shares subject to each restricted stock award is based on the closing price per share of our Class A common stock as of the date of grant, with each award vesting in substantially equal one‑fourth installments over the following four years, subject to continued employment (except in the case of the applicable executive’s death).
With respect to fiscal 2016, the cash bonuses awarded to Messrs. Beiser, Gold and Adelson for fiscal 2016 performance are $1,592,336, $1,059,003 and $0, respectively, and are set forth in the Summary Compensation Table above. These amounts were paid in April 2016, and any remaining amounts that normally would have been paid in cash in November instead were granted in the form of restricted Class B common stock under our 2016 Incentive Award Plan to Messrs. Beiser, Gold and Adelson, with awards covering 45,260, 26,749 and 35,780 restricted shares, respectively. These awards have grant date dollar‑denominated values of $1,141,002, $674,335 and $902,000, respectively, and vest in substantially equal one‑quarter installments on the date on which annual bonuses are paid to officers of the Company (on or about April 30 following the applicable fiscal year) for the fiscal years ending March 31, 2017, 2018, 2019 and 2020, subject to the executive’s continued employment through the applicable vesting date. In the case of these stock grants, the number of shares was determined by dividing the applicable dollar-denominated value by the closing price per share of our Class A common stock on April 29, 2016 (the business day immediately preceding the grant date). Because these restricted stock grants occurred during fiscal 2017, in accordance with applicable SEC rules, we intend to include these awards in our fiscal 2017 Summary Compensation Table and related compensation disclosure.
We expect that we will not maintain a formal bonus program with respect to fiscal 2017 and that our board of directors or compensation committee will make determinations of fiscal 2017 incentive compensation on a discretionary basis.
IPO Cash and Equity Awards
In connection with our IPO, we granted cash and restricted stock awards to our named executive officers. For each named executive officer, the cash awards are paid and the restricted stock awards vest as to one-ninth of the total award on April 30, 2016, and as to two-ninths of the total award on each of April 30, 2017, 2018, 2019 and 2020, subject to continued employment through the applicable payment/vesting date. The restricted stock awards were initially granted in the form of restricted shares of Fram stock that were converted into restricted shares of our Class B common stock in connection with our IPO. The following table shows the value of the cash awards and number of restricted shares granted to each named executive officer (with the restricted shares shown on an as-converted basis into shares of our Class B common stock):

Named Executive Officer	IPO Cash Awards	IPO Restricted Shares
Scott L. Beiser	$642,654	40,826
Irwin N. Gold	642,654	40,826
Scott J. Adelson	2,677,648	170,112

In addition, Mr. Adelson received a grant of Fram common stock with an aggregate value equal to $2,000,000, which was fully vested as of the closing of our IPO and was converted into 95,238 shares of our Class B common stock.
All Equity Awards Granted in Fiscal 2016
The Summary Compensation Table above reflects the grant date fair value of stock awards granted in fiscal 2016 of (i) Fram restricted common stock, that were converted into awards of our restricted Class B common stock in the Reorganization, granted pursuant to our fiscal 2015 bonus program, (ii) Fram restricted common stock, that were converted into awards of our restricted Class B common stock, made in connection with our IPO and (iii) in the case of Mr. Adelson, Fram common stock (referred to in the immediately preceding paragraph) that was fully vested as of the closing of our IPO and was converted into fully vested shares of our Class B common stock.
The total number of shares of Class B common stock (whether restricted or vested in full) that was awarded to each named executive officer in fiscal 2016 is set forth in the following table.

Named Executive Officer	Stock Awards Granted in Fiscal 2016
Scott L. Beiser	44,992
Irwin N. Gold	43,802
Scott J. Adelson	271,421

Other Elements of Compensation
We provide customary employee benefits to our full‑ and eligible part‑time employees, including our named executive officers, in the United States, including medical and dental benefits, short‑term and long‑term disability insurance, accidental death and dismemberment insurance and life insurance.
We also maintain a 401(k) retirement savings plan for our employees in the United States, including our named executive officers, who satisfy certain eligibility requirements. Under our 401(k) plan, eligible employees may defer a portion of their compensation, within prescribed tax code limits, on a pre‑tax basis through contributions to the 401(k) plan. We did not make any matching contributions under our 401(k) plan to our named executive officers’ 401(k) accounts during fiscal 2016.
We do not make gross‑up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by us.

Outstanding Equity Awards at Fiscal Year‑End
The following table summarizes the number of shares of our Class B common stock underlying outstanding equity incentive plan awards for each named executive officer as of March 31, 2016 (note that these awards were originally made in Fram common stock that were converted into restricted shares of our Class B common stock in the corporate reorganization in connection with the IPO).

		Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested (1)
Scott L. Beiser	April 30, 2013	1,808	(2)	$45,019
	April 30, 2014	3,776	(3)	$94,022
	April 30, 2015	4,166	(4)	$103,733
	August 12, 2015	40,826	(5)	$1,016,567
Irwin N. Gold	April 30, 2013	3,166	(2)	$78,833
	April 30, 2014	3,777	(6)	$94,047
	April 30, 2015	2,976	(7)	$74,102
	August 12, 2015	40,826	(5)	$1,016,567
Scott J. Adelson	April 30, 2013	3,476	(2)	$86,552
	April 30, 2014	3,776	(3)	$94,022
	April 30, 2015	6,071	(8)	151,1689
	August 12, 2015	170,112	(5)	$4,235,789

(1)	The market value of shares of stock that were not vested as of March 31, 2016 is calculated based on the closing price per share of our Class A common stock as of March 31, 2016.

(2)	This restricted stock award vested in full on April 30, 2016.

(3)	This restricted stock award vested as to 1,889 shares of our Class B common stock on April 30, 2016 and will vest as to 1,887 shares of our Class B common stock on April 30, 2017.

(4)
This restricted stock award vested as to 1,389 shares of our Class B common stock on April 30, 2016, and will vest as to 1,389 shares of our Class B common stock on April 30, 2017 and as to 1,388 shares of our Class B common stock on April 30, 2018

(5)
This restricted stock award vested as to one-ninth of the aggregate number of shares of our Class B common stock on April 30, 2016, and will vest as to two-ninths of the aggregate number of shares of our Class B common stock on each of April 30, 2017, 2018, 2019 and 2020.

(6)	This restricted stock award vested as to 1,889 shares of our Class B common stock on April 30, 2016 and will vest as to 1,888 shares of our Class B common stock on April 30, 2017.

(7)	This restricted stock award vested as to 992 shares of our Class B common stock on April 30, 2016 and will vest as to 992 shares of Class B common stock on each of April 30, 2017 and April 30, 2018.

(8)
This restricted stock award vested as to 2,024 shares of our Class B common stock on April 30, 2016, and will vest as to 2,024 shares of our Class B common stock on April 30, 2017 and as to 2,023 shares of our Class B common stock on April 30, 2018.

Executive Compensation Arrangements
We have not entered into any employment, severance or change in control arrangements with our named executive officers. However, upon a named executive officer’s death, the vesting of any unvested shares granted pursuant to outstanding restricted stock awards held by such executive would partially accelerate with respect to a number of shares that otherwise would have vested on the following vesting date (i.e., one-third, one-fourth or two-ninths of the total number of shares).

DIRECTOR COMPENSATION
Overview
In connection with our IPO, in fiscal 2016 we approved and implemented a compensation policy which is applicable for our directors who are not our employees or employees of our subsidiaries or nominees of ORIX USA or the HL Voting Trust (each an “outside director”). Directors who are not outside directors did not receive compensation for their services as directors.
Each director was reimbursed for their travel expense incurred in connection with his or her attendance at full board of directors or committee meetings.
Cash Compensation
Each outside director receives an annual cash retainer for his or her services equal to $62,500, payable quarterly in arrears.
Equity Compensation
Beginning in fiscal 2017, each outside director receives an annual, fully vested award of common stock with a dollar-denominated grant-day value of $62,500.
Additionally, each outside director who was serving on our board of directors at the time of our IPO received a one-time award of restricted stock with a dollar-denominated value equal to $100,000 (based on the IPO price); these awards will vest in full on the first anniversary of the closing of the IPO, which will be August 18, 2016, subject to continued service, and will accelerate and vest in full upon the outside director’s death or disability.
The following table provides additional detail regarding the 2016 compensation of our outside directors:
2016 Outside Director Compensation

Name (1)	Fees Earned or Paid in Cash	Stock Awards	Total
Robert A. Schriesheim	$23,091	$100,000	$123,091
Bennet Van de Bunt	$23,091	$100,000	$123,091

(1)
Messrs. Adelson, Beiser, Gold, and Preiser (directors who are employees of the Company) and Messrs. Barger, Lenhardt, Nishitani and Wilson (directors who are nominees of ORIX USA) are not included in this table. None of these individuals received any compensation for services as a director. In addition, Ms. Kosecoff was elected as a director in June 2016 and, therefore, is not included in this table because she did not receive any compensation for services as a director in fiscal 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth information with respect to the beneficial ownership of our common stock, as of July 27, 2016, for:

•	each person known by us to beneficially own more than 5% of our common stock;

•	each of our named executive officers and directors; and

•	all of our executive officers, directors and director nominees as a group.
The number of shares of our common stock beneficially owned by each stockholder is determined under rules issued by the Securities and Exchange Commission and includes voting or investment power with respect to securities. Under these rules, beneficial ownership includes any shares of our common stock as to which the individual or entity has sole or shared voting power or investment power. In computing the number of shares of our common stock beneficially owned by an individual or entity and the percentage ownership of that person, shares of our common stock subject to options, or other rights, held by such person that are currently exercisable or will become exercisable within 60 days of July 31, 2016, are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, the address of all listed stockholders is c/o Houlihan Lokey, Inc.; 10250 Constellation Blvd., 5th Floor, Los Angeles, CA 90067. Each of the stockholders listed has sole voting and investment power with respect to the shares of our common stock beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

	Class A		Class B		% total voting power**
Name of beneficial owner	Shares	Percentage	Shares	Percentage
5% Stockholders
ORIX USA(1)	—	—	21,610,331	39.5%	38.6%
HL Voting Trust(2)	—	—	33,147,296	60.5%	59.2%
Named Executive Officers, Directors and Director Nominees
Scott L. Beiser(3)	—	—	33,147,296	60.5%	59.2%
Irwin N. Gold(4)	—	—	33,147,296	60.5%	59.2%
Scott J. Adelson(5)	—	—	1,126,235	2.1%	2.0%
David A. Preiser	—	—	738,370	1.3%	1.3%
Robert H. Hotz(6)	—	—	33,147,296	60.5%	59.2%
Hideto Nishitani	—	—	—	—	—
Ron K. Barger	—	—	—	—	—
Paul E. Wilson	—	—	—	—	—
Robert J.B. Lenhardt	—	—	—	—	—
Robert A. Schriesheim	11,491	*	—	—	—
Bennet Van de Bunt	22,241	*	—	—	—
Jacqueline B. Kosecoff	4,179	*	—	—	—
All directors and executive officers as a group (14 persons)	—	—	33,185,207	60.6%	59.3%

*	Less than 1%.

**
Represents the voting power with respect to all shares of our Class A common stock and Class B common stock, voting as a single class. Each share of Class A common stock will be entitled to one vote per share and each share of Class B common stock will be entitled to ten votes per share. For more information, see “Description of Capital Stock—Class A Common Stock and Class B Common Stock,” in the Original Form 10-K.

(1)
The following individuals are the members of the board of directors of ORIX USA and as such may be deemed to share voting and dispositive control of the shares of common stock held by ORIX USA: Yoshihiko Miyauchi, Makoto Inoue, Kazuo Kojima, Hideto Nishitani, David E. Mundell, and Clint McDonnough. These individuals disclaim beneficial ownership of the shares held by ORIX USA. ORIX USA’s shares are held directly by ORIX HLHZ Holding LLC, a Delaware limited liability company, which is wholly owned by ORIX Capital Markets, LLC, a Delaware limited liability company, which is wholly owned by ORIX USA. The address of all three ORIX entities is 1717 Main Street, Suite 1100, Dallas, Texas 75201.

(2)
Consists of shares of Class B common stock held indirectly through the HL Voting Trust of which Scott L. Beiser, Irwin N. Gold and Robert Hotz are the trustees. All decisions with respect to the voting of the Class B common stock will be made by the trustees of the HL Voting Trust, in their sole and absolute discretion.

(3)
Consists of shares of Class B common stock held through the HL Voting Trust, of which Mr. Beiser is a trustee. Mr. Beiser disclaims beneficial ownership of such shares except to the extent of 1,217,072 shares held by The Beiser Stock Trust, over which Mr. Beiser has disposition power.

(4)
Consists of shares of Class B common stock held indirectly through the HL Voting Trust, of which Mr. Gold is a trustee. Mr. Gold disclaims beneficial ownership of such shares, except to the extent of 1,704,203 shares held by The Gold Stock Trust following, over which Mr. Gold has disposition power.

(5)	Consists of 1,126,235 shares held by the Adelson Stock Trust, over which Mr. Adelson has disposition power.

(6)
Consists of shares of Class B common stock held by the HL Voting Trust, of which Mr. Hotz is a trustee. Mr. Hotz disclaims beneficial ownership of such shares, except to the extent of 926,422 shares held by him.

Equity Compensation Plan Information
The following table sets forth information, as of March 31, 2016 concerning compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Securities Holders(1)	578,989	(2)	—	19,044,434	(3)
Equity Compensation Plans Not Approved by Security Holders	—		—	—
Total	578,989			19,044,434

(1)
Consists of the Houlihan Lokey, Inc. 2006 Incentive Compensation Plan (“2006 Plan”) and the Houlihan Lokey, Inc. 2016 Incentive Award Plan (“2016 Plan”). The aggregate number of securities available for issuance under awards granted pursuant to the 2016 Plan as of March 31, 2016 is equal to the sum of (i) 9,810,988 shares and (ii) any shares of our Class B common stock either that are subject to awards under the 2006 Plan that are available or that terminate, expire or lapse for any reason following the IPO or that remain available for issuance under the 2006 Plan as of the IPO. The annual increase will be equal to the lowest of (i) 6,540,659 shares of our Class A common stock and Class B common stock, (ii) six percent of the shares of Class A common stock and Class B common stock outstanding on the final day of the immediately preceding fiscal year (beginning with fiscal year 2017) and (iii) such smaller number of shares as determined by our board of directors. Calculations of outstanding shares are determined on a fully-diluted, as-converted basis.

(2)
Represents the number of shares issuable under dollar-denominated awards granted under the 2006 Plan that were outstanding as of March 31, 2016, assuming that such awards were settled in shares based on the closing price of our Class A common stock on that date. Awards ultimately will be settled in either cash or shares of our Class B common stock based on the closing price on the applicable vesting date.

(3)
Represents the number of shares remaining available for future issuance under the 2016 Plan as of March 31, 2016. From and after the date of our IPO, no additional awards will be granted under the 2006 Plan. Shares can be issued under the 2016 Plan as either Class A common stock or Class B common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Transactions and Relationships with ORIX USA and its Affiliates
We have been and expect to continue to be a party to various agreements with ORIX USA and its affiliates, some of which were entered into or modified in connection with the corporate reorganization that preceded the IPO as described in the section titled “Organizational Structure” in the Form 10-K to which this amendment on Form 10-K/A relates.
We entered into a cash management agreement with ORIX Global Capital Ltd. ("OGC"), a U.K. subsidiary of ORIX Corporation, as of August 18, 2015 (the "Cash Management Agreement") to manage our cash generated by our European operations. Under the Cash Management Agreement, we have the ability to lend excess cash to OGC. Amounts loaned by us to OGC under the Cash Management Agreement are payable on demand and the receivable had an outstanding balance of approximately $20.1 million as of March 31, 2016. OGC pays interest to us under the Cash Management Agreement at a rate of LIBOR plus 165 basis points, calculated and payable monthly. The Cash Management Agreement has a maximum commitment of $150.0 million. Pursuant to a guarantee agreement with ORIX USA, ORIX USA has guaranteed the obligations of OGC under the Cash Management Agreement that arise during the term of such agreement.
We provide financial advisory services to ORIX USA and its affiliates and received fees for these services totaling approximately $0.5 million during fiscal 2016. In connection with the IPO, we entered into a Transition Services Agreement with ORIX USA, L.P. dated as of August 18, 2015 (the “Transition Services Agreement”), pursuant to which ORIX USA, L.P. provides internal audit, Sarbanes‑Oxley compliance, tax and auditor‑related assistance services for the benefit of the Company as well as some services arising out of the termination of a previous services agreement. The Company paid approximately $214,000 for these services in fiscal 2016. The Transition Services Agreement had an initial term of six months and automatically extends for three‑month periods, provided that we have the right to terminate the relationship upon 30 days’ notice prior to the end of each period, and ORIX USA, L.P. has the right to terminate the relationship upon 90 days’ notice.
As part of the corporate reorganization that occurred in connection with the IPO, we entered into a letter agreement with ORIX USA and Fram (and, solely with respect to certain sections of the letter agreement, a representative of certain former shareholders of our predecessor entity). Pursuant to the letter agreement, Fram assigned and we assumed, certain promissory notes issued in connection with the redemption of shares of Fram stock following the termination of employment of our former employees. The letter agreement also provides for cross‑indemnities (other than with respect to taxes, which indemnity will be governed by the Tax Sharing Agreement (as defined below)) that (a) generally place the financial responsibility on us for liabilities associated with (i) the assets, liabilities, operations, business, affairs and other activities of or relating to our business prior to the corporate reorganization that occurred in connection with the IPO and (ii) claims from former stockholders of Fram (other than ORIX USA or its affiliates) regarding the corporate reorganization, the previous issuance, redemption or repurchase by Fram of equity awards and restricted stock under the 2006 Plan and the Fram Stockholders’ Agreement and the payment of other compensation by Fram and (b) generally place the financial responsibility on ORIX USA for liabilities associated with the assets, liabilities, operations, business, affairs or other activities of or relating to the Fram business (other than our business) prior to the corporate reorganization that occurred in connection with the IPO. The letter agreement also released parties from certain pre‑existing indemnity obligations.

Prior to the IPO, we and each of our corporate subsidiaries as well as Fram were, for United States federal income tax purposes, members of an affiliated group filing a consolidated return of which ORIX USA was the parent. As is customary in affiliated groups of corporations that file a consolidated return, notwithstanding that ORIX USA acted as agent for the entire group and filed a single United States federal income tax return on behalf of the group which included the taxable income of each member of the group, each such member, including us and our subsidiaries, was required, under a tax sharing agreement, to remit to ORIX USA its share of the consolidated tax liability of the group. In connection with the IPO, we agreed, pursuant to the Amended and Restated Tax Sharing Agreement dated August 18, 2015 (the “Tax Sharing Agreement”) with ORIX USA, that ORIX USA will be responsible for all taxes attributable to the assets (the “OCC business”), which were separately managed and controlled by ORIX USA but historically held within the consolidated corporate ownership structure of Fram, including any taxes incurred on the extraction thereof, and we will be responsible for all taxes attributable to (i) our business for any period and (ii) any steps of the corporate reorganization apart from the extraction of the OCC business. Thus, in the event that ORIX USA were to be assessed for taxes attributable to our business for any period, we would be required to compensate ORIX USA for such liability. Similarly, in the event we were assessed for taxes attributable to the OCC business or the extraction thereof, ORIX USA would be required to compensate us for such liability. In addition, if ORIX USA is unable to pay any prior period taxes for which it is responsible, we could be required to pay the entire amount of such taxes.
Agreements with the HL Holders
HL Voting Trust Agreement
In connection with the corporate reorganization preceding the IPO, we entered into the Voting Trust Agreement, dated as of August 18, 2015, by and among the Company, the holders of shares of Class B common stock party thereto, and each trustee named therein (the “HL Voting Trust Agreement”). Pursuant to the HL Voting Trust Agreement, the trustees have the right to vote the shares of our common stock deposited by any HL Holder, together with any future voting securities received in respect of the HL Stock by way of a stock dividend, distribution, conversion or exchange, in their sole and absolute discretion on any matter, without fiduciary duties of any kind to the HL Holders. As of March 31, 2016, the HL Voting Trust controlled approximately 58.1% of the total voting power of the Company.
Lock‑Up Agreements
In connection with the corporate reorganization preceding the IPO, each HL Holder that deposited shares of our common stock into the HL Voting Trust also entered into an individual lock‑up agreement with the Company. Under these lock‑up agreements, shares of our common stock deposited into the HL Voting Trust and beneficially owned by the HL Holders are generally locked up for a period of three years following the effective date of the IPO, after which these shares will become transferable in three equal installments on each of the third, fourth and fifth anniversary of the IPO; provided that shares of our common stock held by managing directors and certain senior corporate officers of the Company whose employment with us or any of our subsidiaries terminates prior to the third anniversary of the IPO for reasons other than death or disability will be subject to transfer restrictions, and will be ineligible to participate in any follow‑on offerings, in each case, through the seventh anniversary of the IPO. Notwithstanding the foregoing, the lock‑up agreements provide that:

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
Stockholders’ Agreement
In connection with the IPO, we entered into the Stockholders’ Agreement dated as of August 18, 2015 (the “Stockholders’ Agreement”) with ORIX USA and the trustees on behalf of the HL Voting Trust. Pursuant to the Stockholders’ Agreement, our board of directors initially consisted of ten members, with ORIX USA and the trustees on behalf of the HL Voting Trust each having the right to recommend the nomination of four of the ten board members. The number of board members that ORIX USA is entitled to recommend for nomination is subject to maintaining certain ownership thresholds. If ORIX USA loses its right to recommend for nomination any director nominees pursuant to the terms of the Stockholders’ Agreement, these positions will generally be filled by individuals recommended for nomination by the trustees on behalf of the HL Voting Trust. The Stockholders’ Agreement also provides that approval of two‑thirds of the board will be required for certain corporate actions for a period of time based on ORIX USA’s continuing ownership level. See “Item 10. Directors, Executive Officers and Corporate Governance—Corporate Governance—Actions by the Board” for a further discussion of these provisions.
Under the Stockholders’ Agreement, we have agreed with ORIX USA upon certain standards to be satisfied in order for shares of our common stock subject to individual lock‑up agreements to participate in underwritten offerings. In particular:

•
the price, size, timing and other terms of any such sales must be approved by our board of directors and, until the first anniversary of the expiration of the 180‑day underwriters’ IPO lock‑up, may be delayed by ORIX USA by up to 120 days;

•
so long as ORIX USA maintains ownership of 10% or more of our outstanding common stock on a fully diluted basis, the number of shares of our common stock held by employees of the Company may not fall below 42%, 37% or 32% of outstanding stock on a fully diluted basis during the first, second or third year after the IPO, respectively;

•
all HL Holders not subject to a five‑year or seven‑year lock‑up will generally be offered the opportunity to participate on a pro rata basis, and no HL Holder who is also a member of our board of directors may sell more than his or her pro rata share without board approval; and

•
if ORIX USA is participating in an underwritten offering, then the relative participation of ORIX USA and the participating HL Holders in the offering will be determined consistent with the applicable registration rights agreement, pursuant to which, in the event of any necessary reduction in the size of the offering, such reduction shall be applied so that 75% of the shares in the offering will be sold by ORIX USA and 25% of the shares in the offering will be sold by the HL Holders (or as close to such ratio as possible, given the desired amounts and the size of any necessary reduction).

Registration Rights Agreements
In connection with the IPO, we entered into Registration Rights Agreements with each of ORIX USA and the HL Holders (each dated as of August 18, 2015) pursuant to which these holders can demand that we file a registration statement relating to shares of our common stock, including shares of our Class A common stock issuable upon conversion of the shares of our Class B Common Stock, which common stock we refer to as registrable shares, and can request that their registrable shares be covered by a registration statement that we are otherwise filing. In the case of the HL Holders, these rights are subject to the lock‑up provisions discussed above.
Demand Registration Rights. Subject to the terms of the lock‑up agreements entered into by the selling stockholders, the holders of registrable shares entitled to demand registration rights may request that we register all or a portion of their registrable shares for sale under the Securities Act. We will effect the registration as requested unless, in the good faith and reasonable judgment of our board of directors, such registration should be delayed. We may be required to effect two of these registrations in the first year following consummation of the IPO and up to three such registrations each year thereafter, any of which may involve an underwritten offering. In addition, when we are eligible for the use of Form S‑3, or any successor form, holders of registrable shares entitled to demand registration rights may make unlimited requests that we register all or a portion of their registrable shares for sale under the Securities Act on Form S‑3, or any successor form.
Incidental Registration Rights. In addition, if at any time after the IPO we register any shares of our Class A common stock, the holders of all registrable shares are entitled to notice of the registration and to have all or a portion of their registrable shares included in the registration.
Other Provisions. In the event that any registration in which the holders of registrable shares participate pursuant to either of our Registration Rights Agreements is an underwritten public offering, the number of registrable shares to be included may, in specified circumstances, be limited due to market conditions.
We will pay all registration expenses related to any demand or incidental registration, other than underwriting discounts, selling commissions and transfer taxes. The Registration Rights Agreements contain customary cross‑indemnification provisions, pursuant to which we will be obligated to indemnify the selling stockholders in the event of material misstatements or omissions in the registration statement attributable to us, and they will be obligated to indemnify us for material misstatements or omissions in the registration statement attributable to them.
Indemnification Agreements
Our bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by law. In addition, we have entered into indemnification agreements with each of our directors and executive officers.
Policies and Procedures for Related Person Transactions
Our board of directors recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests and/or improper valuation (or the perception thereof). Prior to the IPO, our board of directors adopted a Related Person Transaction Policy and Procedures that is in conformity with the requirements for issuers having publicly‑held common stock that is listed on the New York Stock Exchange. Under this policy:

•
any related person transaction, and any material amendment or modification to a related person transaction, must be reviewed and approved or ratified by a committee of the board of directors composed solely of independent directors who are disinterested or by the disinterested members of the board of directors; and

•
any employment relationship or transaction involving an executive officer and any related compensation must be approved by the compensation committee of the board of directors or recommended by the compensation committee to the board of directors for its approval.

In connection with the review and approval or ratification of a related person transaction:

•
management must disclose to the committee or disinterested directors, as applicable, the name of the related person and the basis on which the person is a related person, the material terms of the related person transaction, including the approximate dollar value of the amount involved in the transaction, and all the material facts as to the related person’s direct or indirect interest in, or relationship to, the related person transaction;

•
management must advise the committee or disinterested directors, as applicable, as to whether the related person transaction complies with the terms of our agreements governing our material outstanding indebtedness that limit or restrict our ability to enter into a related person transaction;

•
management must advise the committee or disinterested directors, as applicable, as to whether the related person transaction will be required to be disclosed in our applicable filings under the Securities Act or the Exchange Act, and related rules, and, to the extent required to be disclosed, management must ensure that the related person transaction is disclosed in accordance with such Acts and related rules; and

•
management must advise the committee or disinterested directors, as applicable, as to whether the related person transaction constitutes a “personal loan” for purposes of Section 402 of the Sarbanes‑Oxley Act.

In addition, the related person transaction policy provides that the committee or disinterested directors, as applicable, in connection with any approval or ratification of a related person transaction involving a non‑employee director or director nominee, should consider whether such transaction would compromise the director or director nominee’s status as an “independent,” “outside” or “non‑employee” director, as applicable, under the rules and regulations of the SEC, the New York Stock Exchange and the Internal Revenue Code of 1986, as amended.

Item 14. Principal Accounting Fees and Services.
KMPG Fees
The following table presents aggregate fees billed to the Company for services rendered by KPMG during the years ended March 31, 2016 and March 31, 2015.

Name (1)	2016	2015
Audit Fees (1)	$1,225,000	$405,000
Audit-Related Fees(2)	572,000	219,000
Tax Fees(3)	277,500	—
Total	2,074,500	624,000

(1)
Audit fees include fees for the audit of our fiscal 2016 and 2015 consolidated financial statements and other services that are normally provided by the independent accountants in connection with statutory and regulatory filings, including reviews of documents filed with the SEC. Audit fees incurred in fiscal 2016 include fees of $968,833 related to services performed in connection with our IPO, including comfort letters, consents and review of documents filed with the SEC.

(2)	Audit-related fees in fiscal 2016 and 2015 include fees billed for our subsidiary audits.

(3)	Tax fees include fees billed in the respective periods for tax compliance and consultations regarding the tax implications of certain transactions.

Audit Committee Pre-Approval
Since our IPO, all services performed by KPMG for the Company and its subsidiaries have been pre-approved by the audit committee. The audit committee has adopted a pre-approval policy, which requires that before the independent auditor is engaged for any services, the audit committee must approve these services, including the fees and terms. Services are reviewed taking into account the terms of the policy, and, for types of services not pre-approved in the policy, the rules of the SEC and the Public Company Accounting Oversight Board.

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of the Company, dated August 18, 2015	8-K	333-205610	3.1	8/21/15
3.2	Amended and Restated Bylaws of the Company, dated August 18, 2015	8-K	333-205610	3.2	8/21/15
9.1	Voting Trust Agreement, dated as of August 18, 2015, by and among the Company, the holders of shares of Class B common stock party thereto, and each trustee named therein	8-K	333-205610	9.1	8/21/15
9.2	Amendment No. 1 to the Voting Trust Agreement, dated as of August 28, 2015, by and among the Company and the Trustees.	8-K	333-205610	9.1	8/28/15
10.1	Stockholders' Agreement, dated as of August 18, 2015, by and among the Company and the holders identified therein	8-K	333-205610	10.1	8/21/15
10.2	Registration Rights Agreement, dated as of August 18, 2015, by and between the Company and ORIX HLHZ Holding, LLC	8-K	333-205610	10.2	8/21/15
10.3	Form of HL Lock- up Agreement	S-1	333-205610	10.2	7/10/15
10.4	Registration Rights Agreement, dated as of August 18, 2015, by and among the Company and the stockholders party thereto	8-K	333-205610	10.3	8/21/15
10.5	Transition Services Agreement, dated as of August 18, 2015, by and between ORIX USA, LP and the Company	8-K	333-205610	10.4	8/21/15
10.6	Amended and Restated Subordinated Promissory Note, effective as of August 18, 2015, issued by the Company to ORIX USA Corporation	8-K	333-205610	10.5	8/21/15
10.7	Credit Agreement, dated as of August 18, 2015, by and among the Company, certain domestic subsidiaries of the Company party thereto and Bank of America, N.A.	8-K	333-205610	10.6	8/21/15
10.8	Amended and Restated Tax Sharing Agreement, dated as of August 18, 2015, by and among ORIX USA Corporation, HL Transitory Merger Company, Inc., the Company, and all corporations that are as of this date eligible to file a consolidated return as a member of the affiliated group of ORIX USA Corporation within the meaning of Section 1504(a) of the Internal Revenue Code of 1986, as amended, including ORIX Commercial Alliance Corporation, ORIX Real Estate Capital, Inc., and ORIX Capital Markets, LLC	8-K	333-205610	10.7	8/21/15
10.9	Cash Management Agreement, entered into on August 18, 2015, by and between Houlihan Lokey Capital (Holdings) Ltd. And ORIX Global Capital, Ltd	8-K	333-205610	10.8	8/21/15

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
10.10	Form of Indemnification Agreement between Houlihan Lokey, Inc. and its directors and executive officers	S-1/A	333-205610	10.8	7/27/15
10.11	Guarantee Agreement, dated as of August 18, 2015, by and between Houlihan Lokey Capital (Holdings) Ltd. and ORIX USA Corporation	8-K	333-205610	10.9	8/21/15
10.12‡	Houlihan Lokey, Inc. Second Amended and Restated 2006 Incentive Compensation Plan.	S-1/A	333-205610	10.9	8/3/15
10.13	Letter Agreement, dated as of August 18, 2015, by and among the Company, ORIX USA Corporation and Fram Holdings, LLC	8-K	333-205610	10.10	8/21/15
10.14‡	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Houlihan Lokey, Inc. Second Amended and Restated 2006 Incentive Compensation Plan.	S-1/A	333-205610	10.10	8/3/15
10.15‡	Form of Deferred Restricted Stock Award Grant Notice and Agreement under the Houlihan Lokey, Inc. Second Amended and Restated 2006 Incentive Compensation Plan.	S-1/A	333-205610	10.11	8/3/15
10.16‡	Houlihan Lokey, Inc. 2016 Incentive Award Plan	S-1/A	333-206337	10.12	8/3/15
10.17‡	Form of Restricted Stock Award Agreement under the Houlihan Lokey, Inc. 2016 Incentive Award Plan	S-1/A	333-206337	10.13	8/3/15
10.18‡	Form of Restricted Stock Unit Award Agreement under the Houlihan Lokey, Inc. 2016 Incentive Annual Plan.	S-1/A	333-206337	10.14	8/3/15
10.19‡	Houlihan Lokey, Inc. Director Compensation Program.	S-1/A	333-205610	10.18	8/3/15
10.20‡	Notice to Fram Holdings, Inc. Second Amended and Restated 2006 Incentive Compensation Plan Equity Award Holders	S-1/A	333-205610	10.19	8/3/15
23.1	Consent of Independent Public Accountants relating to Form S-8 Registration Statement filed on August 12, 2015.					*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					**
101.SCH	XBRL Taxonomy Extension Schema Document					**
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document					**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					**
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document					**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					**

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

HOULIHAN LOKEY, INC.

Date: July 28, 2016	By: /s/ SCOTT L. BEISER
Name: Scott L. Beiser
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities on the dates indicated.

Date: July 28, 2016	/s/ SCOTT L. BEISER
Scott L. Beiser
Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2016	/s/ J. LINDSEY ALLEY
J. Lindsey Alley
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: July 28, 2016	/s/ IRWIN N. GOLD *
Irwin N. Gold
Executive Chairman and Director

Date: July 28, 2016	/s/ SCOTT J. ADELSON *
Scott J. Adelson
Co-President and Director

Date: July 28, 2016	/s/ DAVID A. PREISER *
David A. Preiser
Co-President and Director

Date: July 28, 2016	/s/ RON K. BARGER *
Ron K. Barger
Director

Date: July 28, 2016	/s/ JACQUELINE B. KOSECOFF *
Jacqueline B. Kosecoff
Director

Date: July 28, 2016	/s/ ROBERT J.B. LENHARDT *
Robert J.B. Lenhardt
Director

Date: July 28, 2016	/s/ HIDETO NISHITANI *
Hideto Nishitani
Director

Date: July 28, 2016	/s/ ROBERT A. SCHRIESHEIM *
Robert A. Schriesheim
Director

Date: July 28, 2016	/s/ PAUL E. WILSON *
Paul E. Wilson
Director

Date: July 28, 2016	/s/ BENNET VAN DE BUNT *
Bennet Van de Bunt
Director

* Signed by J. Lindsey Alley, attorney-in-fact