Form 10-Q
period 2016-06-30
HOULIHAN LOKEY, INC.
filed 2016-08-11
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of August 8, 2016, the registrant had 12,103,809 shares of Class A common stock, $0.001 par value per share, and 54,646,598 shares of Class B common stock, $0.001 par value per share, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data and par value)

	June 30, 2016	March 31, 2016
	(unaudited)
Assets
Cash and cash equivalents	$105,972	$166,169
Accounts receivable, net of allowance for doubtful accounts of $6,676 and $4,266 at June 30 and March 31, 2016, respectively	53,081	58,100
Unbilled work in process	49,529	51,300
Income taxes receivable	6,880	7,204
Receivable from affiliates	7,500	27,408
Property and equipment—at cost, net of accumulated depreciation of $33,366 and $32,470 at June 30 and March 31, 2016, respectively	27,933	21,701
Goodwill and other intangibles	713,516	717,368
Other assets	22,058	21,634
Total assets	$986,469	$1,070,884
Liabilities and Stockholders' Equity
Liabilities:
Accrued salaries and bonuses	$135,810	$254,058
Accounts payable and accrued expenses	29,541	34,400
Deferred income	4,613	5,547
Deferred income taxes	35,288	37,288
Loan payable to affiliate	37,500	45,000
Loans payable to former shareholders	16,151	16,738
Loan payable to non-affiliates	39,941	14,882
Other liabilities	8,324	9,416
Total liabilities	307,168	417,329
Redeemable noncontrolling interest	2,630	2,395
Stockholders' equity:
Class A common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 12,094,809 and 12,084,524 shares at June 30 and March 31, 2016, respectively	12	12
Class B common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 54,757,627 and 53,219,303 shares at June 30 and March 31, 2016, respectively	55	53
Additional paid-in capital	658,684	637,332
Retained earnings	36,520	28,623
Accumulated other comprehensive loss	(18,479)	(14,613)
Stock subscription receivable	(121)	(247)
Total stockholders' equity	676,671	651,160
Total liabilities and stockholders' equity	$986,469	$1,070,884

The accompanying notes are an integral part of these unaudited interim financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,
	2016	2015
Fee revenue(a)	$180,774	$146,266
Operating expenses:
Employee compensation and benefits	121,804	93,689
Travel, meals, and entertainment	5,930	4,869
Rent	7,034	6,155
Depreciation and amortization	2,239	1,432
Information technology and communications	4,386	3,499
Professional fees (b)	2,357	7,590
Other operating expenses(c)	3,424	2,846
Provision for bad debts	739	2,406
Total operating expenses	147,913	122,486
Operating income	32,861	23,780
Other (expenses) income, net(d)	(908)	1,321
Income before provision for income taxes	31,953	25,101
Provision for income taxes	12,542	10,030
Net income	19,411	15,071
Net loss attributable to noncontrolling interests	—	(26)
Net income attributable to Houlihan Lokey, Inc.	$19,411	$15,045
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(3,866)	407
Comprehensive income attributable to Houlihan Lokey, Inc.	$15,545	$15,452

Attributable to Houlihan Lokey, Inc. common stockholders: (e)
Weighted average shares of common stock outstanding:
Basic	60,565,671	58,423,316
Fully Diluted	66,345,599	60,464,974
Net income per share of common stock
Basic	$0.32	$0.26
Fully Diluted	$0.29	$0.25

(a)	including related party fee revenue of $320 and $0 during the three months ended June 30, 2016 and 2015, respectively.

(b)	including related party professional fees of $99 and $0 during the three months ended June 30, 2016 and 2015, respectively.

(c)	including related party expenses of $0 and $440 during the three months ended June 30, 2016 and 2015, respectively.

(d)
including related party interest expense of $257 and $0 during the three months ended June 30, 2016 and 2015, respectively and related party interest income of $61 and $1,013 during the three months ended June 30, 2016 and 2015, respectively.

(e)
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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Three Months Ended June 30, 2016 and 2015
($ in thousands)
(unaudited)

	Fram Common stock		HLI Class A common stock		HLI Class B common stock
	Shares	$	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Stock Subscriptions Receivable	Equity attributable to Houlihan Lokey, Inc.	Noncontrolling interest	Total stockholders' equity
Balances – April 1, 2015	587,866	$59	—	$—	—	$—	$670,182	$170,929	$(11,338)	$(7,135)	$822,697	$1,809	$824,506
Fram shares issued (note 3)	—	—	—	—	—	—	1,798	—	—	—	1,798	—	1,798
Fram stock compensation vesting (note 10)	—	—	—	—	—	—	3,187	—	—	—	3,187	—	3,187
Fram share redemptions (note 3)	—	—	—	—	—	—	(67)	—	—	—	(67)	—	(67)
Stock subscriptions receivable issued, net	—	—	—	—	—	—	—	—	—	420	420	—	420
Net income	—	—	—	—	—	—	—	15,045	—	—	15,045	26	15,071
Change in unrealized translation	—	—	—	—	—	—	—	—	407	—	407	—	407
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	15,452	26	15,478
Balances-June 30, 2015	587,866	$59	—	$—	—	$—	$675,100	$185,974	$(10,931)	$(6,715)	$843,487	$1,835	$845,322

	Fram Common stock		HLI Class A common stock		HLI Class B common stock
	Shares	$	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Stock Subscriptions Receivable	Equity attributable to Houlihan Lokey, Inc.	Noncontrolling interest	Total stockholders' equity
Balances – April 1, 2016	—	$—	12,084,524	$12	53,219,303	$53	$637,332	$28,623	$(14,613)	$(247)	$651,160	$—	$651,160
Shares issued	—	—	—	—	1,590,800	2	11,566	—	—	—	11,568	—	11,568
Stock compensation vesting (note 10)	—	—	—	—	—	—	9,786	—	—	—	9,786	—	9,786
Dividends	—	—	—	—	—	—	—	(11,046)	—	—	(11,046)	—	(11,046)
Stock subscriptions receivable redeemed	—	—	—	—	—	—	—	—	—	126	126	—	126
Conversion of Class B to Class A shares	—	—	1,148	—	(1,148)	—	—	—	—	—	—	—	—
Shares issued to non-employee directors (note 10)	—	—	9,137	—	—	—	—	—	—	—	—	—	—
Shares forfeited	—	—	—	—	(51,328)	—	—	—	—	—	—	—	—
Adjustment of noncontrolling interest to redeemable value	—	—	—	—	—	—	—	(468)	—	—	(468)	—	(468)
Net income	—	—	—	—	—	—	—	19,411	—	—	19,411	—	19,411
Change in unrealized translation	—	—	—	—	—	—	—	—	(3,866)	—	(3,866)	—	(3,866)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	15,545	—	15,545
Balances-June 30, 2016	—	$—	12,094,809	$12	54,757,627	$55	$658,684	$36,520	$(18,479)	$(121)	$676,671	$—	$676,671

The accompanying notes are an integral part of these unaudited interim financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) ($ in thousands, except share data)

	Three Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$19,411	$15,071
Adjustments to reconcile net income to net cash used in operating activities:
Deferred tax benefit	(144)	(522)
Provision for bad debts	739	2,406
Depreciation and amortization	2,239	1,432
Compensation expense – restricted share grants (note 10)	11,342	7,232
Changes in operating assets and liabilities:
Accounts receivable	4,280	2,990
Unbilled work in process	1,771	12,186
Other assets	(424)	2,124
Accrued salaries and bonuses	(110,479)	(156,371)
Accounts payable and accrued expenses	(843)	(1,967)
Deferred income	(934)	596
Income taxes receivable	5,266	8,334
Net cash used in operating activities	(67,776)	(106,489)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(12,157)
Investments in other assets	—	(974)
Changes in receivables from affiliates	19,908	131,184
Purchase of property and equipment	(7,454)	(971)
Net cash provided by investing activities	12,454	117,082
Cash flows from financing activities:
Dividends paid	(15,072)	(915)
Earnouts paid	(964)	(1,417)
Stock subscriptions receivable redeemed	126	420
Loans payable to former shareholders redeemed	(587)	—
Repayments of loans to affiliates	(7,500)	—
Borrowings from non-affiliates	65,000	—
Repayments to non-affiliates	(40,000)	—
Other financing activities	(4,804)	—
Net cash provided by (used in) financing activities	(3,801)	(1,912)
Effects of exchange rate changes on cash and cash equivalents	(1,074)	344
(Decrease) increase in cash and cash equivalents	(60,197)	9,025
Cash and cash equivalents – beginning of period	166,169	88,662
Cash and cash equivalents – end of period	$105,972	$97,687
Supplemental disclosures of noncash activities:
Shares redeemed via settlement of receivable from affiliate (note 3)	—	67
Fully depreciated assets written off	—	243
Cash paid during the year:
Interest	$561	$150
Taxes	7,555	1,696

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
Prior to a corporate reorganization that was consummated immediately prior to the closing of the IPO, the Company was incorporated in California as Houlihan Lokey, Inc., a California corporation ("HL CA"), and was a wholly owned indirect subsidiary of Fram Holdings, Inc., a Delaware corporation ("Fram"), which, in turn, was a majority owned subsidiary of ORIX USA Corporation, a Delaware corporation ("ORIX USA"), with the remaining minority interest being held by Company employees ("HL Holders"). ORIX USA and the HL Holders held their interests in HL CA indirectly through their ownership of Fram. On July 24, 2015, HL CA merged with and into HL, Inc., with HL, Inc. as the surviving entity. In connection with the IPO, the HL Holders deposited their shares of HL, Inc. Class B common stock into a voting trust (the "HL Voting Trust") and own such common stock through the HL Voting Trust. Houlihan Lokey has separated from Fram and as a result, HL, Inc. common stock is held directly by ORIX USA (through ORIX HLHZ Holding, LLC, its wholly owned subsidiary), the HL Voting Trust, for the benefit of the HL Holders, non-employee directors, and public shareholders.
In addition, prior to the consummation of the IPO, the Company distributed to its existing owners a dividend of $270.0 million, consisting of (i) a short‑term note in the aggregate amount of $197.2 million, which was repaid immediately after the consummation of the IPO, and was allocated $94.5 million to ORIX USA and $102.7 million to the HL Holders, (ii) a note to ORIX USA in the amount of $45.0 million (see Note 7), and (iii) certain of our non‑operating assets to certain of the HL Holders (consisting of non‑marketable minority equity interests in four separate businesses that range in carrying value from $2.5 million to $11.0 million, and valued in the aggregate at approximately $22.8 million as of June 30, 2015, together with $5.0 million in cash to be used to complete a potential additional investment and in the administration of these assets in the future. All issued and outstanding Fram shares were converted to HL, Inc. common stock at a ratio of 10.425 shares for each share of Fram stock. Immediately following the IPO, there were two classes of authorized HL, Inc. common stock: Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. As of June 30, 2016, there were 12,076,148 Class A shares held by the public, 18,661 Class A shares held by non-employee directors, 33,147,296 Class B shares held by the HL Voting Trust, and 21,610,331 Class B shares held by ORIX USA.
The Company did not receive any proceeds from the sale of its Class A common stock in the IPO.
Expenses related to the corporate reorganization and IPO recorded in the consolidated statements of comprehensive income include the following:

•
$0 and $6,015 of professional service and other third-party fees and expenses associated Houlihan Lokey’s initial public offering, corporate reorganization, spin-out of non-operating assets, shareholder solicitation process and other related activities for the three-month periods ended June 30, 2016 and 2015, respectively;

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

•
$3,505 and $0 of compensation expense associated with the amortization of restricted stock granted in connection with the IPO for the three-month periods ended June 30, 2016 and 2015, respectively; amortization expense of restricted stock granted in connection with the IPO is being recognized over a four and one-half year vesting period; and

•
$3,025 and $0 of compensation expense associated with the accrual of certain deferred cash payments granted in connection with the IPO for the three-month periods ended June 30, 2016, and 2015; accrual expense of deferred cash payments granted in connection with the IPO is being recognized over a four and one-half year vesting period.

The Company offers financial services and financial advice to a broad clientele located throughout the United States of America, Europe, and the Asia-Pacific region. The Company has U.S. offices in Los Angeles, Newport Beach, San Francisco, Chicago, New York City, Minneapolis, McLean (Virginia), Dallas, Houston, Miami, and Atlanta as well as foreign offices in London, Paris, Frankfurt, Madrid, Amsterdam, Tokyo, Hong Kong, and Beijing. Together, the Company and its subsidiaries form an organization that provides financial services to meet a wide variety of client needs. The Company concentrates its efforts toward the earning of professional fees with focused services across the following three business segments:

•
Corporate Finance provides general financial advisory services in addition to advice on mergers and acquisitions and capital markets offerings. We advise public and private institutions on a wide variety of situations, including buy-side and sell-side transactions, as well as leveraged loans, private mezzanine debt, high-yield debt, initial public offerings, follow-ons, convertibles, equity private placements, private equity, and liability management transactions, and advise financial sponsors on all types of transactions. The majority of our Corporate Finance revenues consists of fees paid upon the successful completion of the transaction or engagement ("Completion Fees"). A Corporate Finance transaction can fail to be completed for many reasons that are outside of our control. In these instances, our fees are generally limited to the fees paid at the time an engagement letter is signed ("Retainer Fees") and in some cases fees paid during the course of the engagement ("Progress Fees") that may have been earned.

•
Financial Restructuring provides advice to debtors, creditors and other parties-in-interest in connection with recapitalization/deleveraging transactions implemented both through bankruptcy proceedings and though out-of-court exchanges, consent solicitations or other mechanisms, as well as in distressed mergers and acquisitions and capital markets activities. As part of these engagements, our Financial Restructuring business segment offers a wide range of advisory services to our clients, including: the structuring, negotiation, and confirmation of plans of reorganization; structuring and analysis of exchange offers; corporate viability assessment; dispute resolution and expert testimony; and procuring debtor in possession financing. Although atypical, a Financial Restructuring transaction can fail to be completed for many reasons that are outside of our control. In these instances, our fees are generally limited to the initial Retainer Fees and/or Progress Fees.

•
Financial Advisory Services primarily provides valuations of various assets including: companies, illiquid debt and equity securities, and intellectual property (among other assets and liabilities). These valuations are used for financial reporting, tax reporting, and other purposes. In addition, our Financial Advisory Services business segment renders fairness opinions in connection with mergers and acquisitions and other transactions, and solvency opinions in connection with corporate spin‑offs and dividend recapitalizations, and other types of financial opinions in connection with other transactions. Also, our Financial Advisory Services business segment provides dispute resolution services to clients where fees are usually based on the hourly rates of our financial professionals. Lastly, our Financial Advisory Services business segment provides strategic consulting services to clients where fees are either fixed or based on the hourly rates of our consulting professionals. Unlike our Corporate Finance or Financial Restructuring segments, the fees generated in our Financial Advisory Services segment are generally not contingent on the successful completion of a transaction.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC") and include all information and footnotes required for consolidated financial statement

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

presentation. The results of operations for the three months ended June 30, 2016 are not necessarily indicative of the results of operations to be expected for the year ending March 31, 2017. The unaudited interim consolidated financial statements and notes to consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2016.

(b)	Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries where it has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company carries its investments in unconsolidated entities over which it has significant influence but does not control using the equity method, and includes its ownership share of the income and losses in other (expenses) income, net in the consolidated statements of comprehensive income.

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
Engagements related to Financial Advisory Services are most often structured as fixed fee contracts, and engagements related to Corporate Finance and Financial Restructuring are most often structured as contingent fee contracts. Further, Financial Restructuring contracts are commonly subject to the applicable court’s approval.
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
The majority of the Company’s operating expenses are related to compensation for employees, which includes the amortization of the relevant portion of the Company’s share-based incentive plans (note 10). Other examples of operating expenses include: travel, meals and entertainment; rent; depreciation and amortization; information technology and communications; professional fees; and other operating expenses, which include such items as office expenses, business license and registration fees, non-income-related taxes, legal expenses, related-party support services, and charitable contributions. During the three months ended June 30, 2016 and 2015, the Company received reimbursements of $7,479 and $4,082, respectively, from customers for out-of-pocket expenses incurred by the Company that are presented net against the related expenses in the accompanying consolidated statements of comprehensive income.

(f)	Translation of Foreign Currency Transactions
The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The assets and liabilities of subsidiaries whose functional currency is other than the U.S. dollar are included in the consolidation by translating the assets and liabilities at the reporting period-end exchange rates; however, revenues and expenses are translated using the applicable exchange rates determined on a monthly basis throughout the year. Resulting translation adjustments are reported as a separate component of accumulated other comprehensive loss, net of applicable taxes.
From time to time, we have entered into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. In June 2016, we entered in to a foreign currency forward contract between the U.S. dollar and pound sterling with an aggregate notional value of $3.0 million and with a fair value representing a loss included in other operating expenses of $0.2 million during the three months ended June 30, 2016.

(g)	Property and Equipment
Property and equipment are stated at cost. Repair and maintenance charges are expensed as incurred and costs of renewals or improvements are capitalized at cost.
Depreciation on furniture and office equipment is provided on a straight-line basis over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the lesser of the lease term or estimated useful life.

(h)	Cash and Cash Equivalents
Cash and cash equivalents include cash held at banks and highly liquid investments with original maturities of three months or less. As of June 30, 2016 and March 31, 2016, the Company had cash balances with banks in excess of insured limits. The Company has not experienced any losses in its cash accounts and believes it is not exposed to any significant credit risk with respect to cash and cash equivalents.
Although not classified as cash and cash equivalents, included in the Company’s receivable from affiliates (note 3), are amounts due on demand, which generally arise from the transfer of available cash from HL, Inc. to ORIX USA and affiliates of ORIX USA. The amount due from ORIX USA was repaid in August 2015 and the amount due from an affiliate of ORIX USA with an outstanding balance of $20,136 as of March 31, 2016 was repaid in full in May 2016.

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
(k)    Income Taxes
Prior to the IPO, ORIX USA and its subsidiaries, including the Company, filed consolidated federal income tax returns and separate returns in state and local jurisdictions and did so for fiscal 2016 through the date of the IPO. The Company reported income tax expense as if it filed separate returns in all jurisdictions. Following the IPO, the Company files separate federal income tax returns, as well as continue to file separate returns in state and local jurisdictions, and the Company will report income tax expense on this basis.

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
When HL CA was acquired by Fram in January 2006, approximately $392,600 of goodwill and $192,210 of indefinite-lived intangible assets were generated and recognized. In accordance with ASC Topic 805, Business Combinations, since HL CA was wholly owned by Fram, this goodwill and all other purchase accounting-related adjustments were pushed down to the Company’s reporting level. Through both foreign and domestic acquisitions made directly by HL CA and the Company since 2006, additional goodwill of approximately $123,305, inclusive of foreign currency translations, has been recognized.
Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. Goodwill is reviewed for impairment in accordance with Accounting Standards Update (ASU) No. 2011-08, Testing Goodwill for Impairment, which permits management to make a qualitative assessment of whether it is more likely than not that one of its reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If management concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then management would not be required to perform the two-step impairment test for that reporting unit. If the assessment indicates that it is more likely than not that the reporting unit’s fair value is less than its carrying value, management must test further for impairment utilizing a two-step process. Step 1 compares the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds the estimated fair value, an impairment exists and is measured in Step 2 as the excess of the recorded amount of goodwill over the implied fair value of goodwill resulting from the valuation of the reporting unit. Impairment testing of goodwill requires a significant amount of judgment in assessing qualitative factors and estimating the fair value of the reporting unit, if necessary. The fair value is determined using an estimated market value approach, which considers estimates of future after tax cash flows, including a terminal value based on market earnings multiples, discounted at an appropriate market rate. As of and during the three-month periods ended June 30, 2016 and 2015, management has concluded that it is not more likely than not that the Company’s reporting units’ fair value is less than its carrying amount and no further impairment testing had been considered necessary.
Indefinite-lived intangible assets are reviewed annually for impairment in accordance with ASU 2012-02, Testing Indefinite-lived Intangible Assets for Impairment, which provides management the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. As of and during the three-month periods ended June 30, 2016 and 2015, management has concluded that it is not more likely than not that the fair values were less than the carrying values.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group (inclusive of other long-lived assets) be tested for possible impairment, management first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of and during the three months ended June 30, 2016 and 2015, no events or changes in circumstances were identified that indicated that the carrying amount of the finite-lived intangible assets were not recoverable.

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
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, Deferral of Effective Date which deferred the effective date of the new standard to annual and interim periods within that reporting period beginning after December 15, 2017 (year ended March 31, 2019 for the Company). The new standard is to be applied using either the retrospective or cumulative-effective transition method. The Company expects to implement the provisions of ASU No. 2014-09 as of April 1, 2018. The Company is currently evaluating the impact of the new standard on its current policies for revenue recognition.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations: Simplifying the Accounting for Measurements - Period Adjustments, which requires an acquirer to recognize measurement period adjustments to the provisional amounts recognized in a business combination in the reporting period during which the adjustment amounts are determined. Additionally, the amendments in this ASU require the acquirer to record in the same period’s financial statements the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the measurement period adjustment, calculated as if the accounting had been completed at the acquisition date as well as disclosing either on the face of the income statement or in the notes the portion of the amount recorded in current period earnings that would have been recorded in previous reporting periods. ASU No. 2015-16 is effective for interim and annual reporting periods beginning after December 15, 2015 (year ended March 31, 2017 for the Company). The new standard is to be applied prospectively. The Company adopted ASU No. 2015-16 and it did not have a material impact on the Company's operating results and financial position.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation. The amendments in this ASU modified several aspects of the accounting for share-based payment transactions, including forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. The amendments in this ASU also clarify the statement of cash flows presentation for certain components of share-based awards. ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016 (year ended March 31, 2018 for the Company). Early application is permitted. The Company did not adopt early and is currently evaluating the impact of the adoption of ASU No. 2016-09 but anticipates that such adoption may have a material impact on its operating results and financial position.

(3) RELATED‑PARTY TRANSACTIONS
The Company provides financial advisory services to ORIX USA and its affiliates and received fees for these services totaling approximately $320 and $0 during the three months ended June 30, 2016 and 2015, respectively.
Prior to the IPO, ORIX USA performed certain management, accounting, legal, regulatory, and other administrative services for the benefit of the Company. ORIX USA charged the Company a management fee for these services. Management fee expense incurred by the Company related to these services was approximately $440 for the three months ended June 30, 2015, which is included in other operating expenses in the accompanying consolidated statements of comprehensive income. In connection with the IPO, ORIX USA and the Company entered into a Transition Services Agreement, pursuant to which ORIX USA provides services for Sarbanes-Oxley compliance, internal audit, and other services for specified fees. Expenses incurred by the Company related to these services were approximately $99 for the three month periods ended June 30, 2016 and are included in professional fees in the accompanying consolidated statements of comprehensive income. To the extent that ORIX USA and its affiliates pays for expenses of the Company, ORIX USA is reimbursed for such payments by the Company.
Prior to the IPO, the receivable from affiliates generally arose from cumulative cash transferred by the Company to ORIX USA or affiliates of ORIX USA. Affiliate charges and reimbursements were generally settled through the receivable from affiliates account. The receivable from ORIX USA was due on demand and bore interest at a variable rate. In August 2015, prior to the IPO the receivable from ORIX USA was repaid in full; however, the receivable from an affiliate of ORIX USA with an outstanding balance of $20,136 and that bore interest at a variable rate that was approximately 2.13% as of March 31, 2016, was repaid in full in May 2016. Interest income earned by the Company related to these receivables from affiliates was approximately $33 and $1,013 for the three months ended June 30, 2016 and 2015, respectively.
In November 2015, the Company entered into a joint venture arrangement with Leonardo & Co. NV, a European-based investment banking firm ("Leonardo") in relation to Leonardo's Italian business by means of acquisition of a minority (49%) interest. In conjunction with this transaction, a subsidiary of the Company loaned the joint venture 5.5 million euro which is included in receivable from affiliates and which bears interest at 1.5% and matures no later than November 2025. Interest income earned by the Company related to this receivable from affiliate was approximately $28 for the three months ended June 30, 2016.
In June 2016, the Company paid a dividend to its shareholders, a portion of which was paid to ORIX USA of approximately $3,674.
Prior to the IPO, certain employees of the Company were issued shares of Fram (note 10). When these shares were redeemed (generally at the recipient's termination of employment), these share transactions settled through the receivable from affiliates account and additional paid-in capital of the Company as the cash portion of these transactions occurred at ORIX USA. ORIX USA had the right, but not the obligation, to purchase Fram shares (note 12a) to maintain its majority effective ownership of HL CA. Historically, ORIX USA had exercised this right.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

(4) ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE

	Three Months Ended June 30,
	2016	2015
Balance - April 1,	$4,266	$4,625
Provision for bad debt	739	2,406
Recovery of uncollectible accounts	1,671	—
Write-off of uncollectible accounts	—	(627)
Balance-Balance - June 30,	$6,676	$6,404

(5) PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	Useful Lives	June 30, 2016	March 31, 2016
Equipment	5 Years	$6,067	$5,768
Furniture and fixtures	5 Years	19,068	19,158
Leasehold improvements	10 Years	23,433	16,987
Computers and software	3 Years	11,692	11,215
Other	N/A	1,039	1,043
Total cost		61,299	54,171
Less accumulated depreciation		(33,366)	(32,470)
Total net book value		$27,933	$21,701
Additions to property and equipment during the three months ended June 30, 2016 were primarily related to costs incurred to furnish new leased office space.
Depreciation expense of approximately $1,221 and $1,053 was recognized during the three months ended June 30, 2016 and 2015, respectively.

(6) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangibles consist of the following.

	Useful Lives	June 30, 2016	March 31, 2016
Goodwill	Indefinite	$515,905	$518,679
Tradename-Houlihan Lokey	Indefinite	192,210	192,210
Other intangible assets	Varies	14,614	14,939
Total cost		722,729	725,828
Less accumulated amortization		(9,213)	(8,460)
Total net book value (before taxes)		$713,516	$717,368
Deferred tax liability		(77,184)	(77,184)
Total net book value		$636,332	$640,184

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

Goodwill attributable to the Company’s business segments are as follows:

Business Segments	April 1, 2016	Changes (a)	June 30, 2016
Corporate Finance	$270,034	$(2,164)	$267,870
Financial Restructuring	163,561	(610)	162,951
Financial Advisory Services	85,084	—	85,084
Total	$518,679	$(2,774)	$515,905

(a)	Changes were mainly related to foreign currency translation adjustments.
Amortization expense of approximately $1,018 and $379 was recognized for the three months ended June 30, 2016 and 2015, respectively. The estimated future amortization for amortizable intangible assets for each of the next five years are as follows:

Year Ended March 31,
2017	$2,136
2018	1,338
2019	573
2020	569
2021	208

(7) LOANS PAYABLE
Loan payable to affiliate - In August 2015, prior to the IPO the Company paid a dividend to its shareholders, a portion of which was paid to ORIX USA in the form of a $45 million note that bears interest at a rate of LIBOR plus 165 basis points. For the three months ended June 30, 2016, the Company paid $257 in interest on the note. On June 30, 2016, the Company paid the first installment of required repayments in the amount of $7.5 million due quarterly thereafter, with the remaining principal amount due on the second anniversary of the completion of the IPO.
In August 2015, the Company entered into a revolving line of credit with Bank of America, N.A., which allows for borrowings of up to $75.0 million and matures in August 2017. Borrowings under this facility bear interest at an annual rate of LIBOR plus 1.00%. As of June 30, 2016, $25,000 of principal was outstanding under the line of credit and for the three months ended June 30, 2016, the Company paid $150 interest under the line of credit.

Prior to the IPO, Fram maintained certain loans payable to former shareholders consisting of unsecured notes payable which were transferred to the Company in conjunction to the IPO. Interest rates on the individual notes range from 1.80% to 2.30% and maturity dates range from 2016 to 2045. The Company plans to pay off these loans before the maturity dates. For the three months ended June 30, 2016, the Company incurred $89 in interest expense on these notes.

In November 2015, the Company acquired the investment banking operations of Leonardo in Germany, the Netherlands, and Spain. Total consideration included an unsecured loan of 14.0 million euro payable on November 16, 2040, which is included in loan payable to non-affiliates in the accompanying consolidated balance sheet. This loan bears interest at an annual rate of 1.50%. For the three months ended June 30, 2016, the Company incurred $59 in interest expense on this loan.
See note 13 for aggregated 5-year maturity table on loans payable.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

(8) OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS
The only component of other comprehensive income relates to foreign currency translation (loss) income of $(3,866) and $407 for the three months ended June 30, 2016 and 2015, respectively. The change in foreign currency translation had a negative impact on the consolidated statements of comprehensive income during the three months ended June 30, 2016, which was negatively impacted by the vote in the U.K. to withdraw from the European Union. There will be a two-year time period in which the terms of withdrawal will be negotiated and there may be impacts on our European business that are unknown at this time. We believe the change in foreign currency translation will become more volatile, but we do not expect this to have a material impact on our operating results and financial position.
Accumulated other comprehensive loss at June 30, 2016 was comprised of the following:

Balance, April 1, 2016	$(14,613)
Foreign currency translation loss	(3,866)
Balance, June 30, 2016	$(18,479)

(9) INCOME TAXES
The Company’s provision for income taxes was $12,542 and $10,030 for the three months ended June 30, 2016 and 2015, respectively. This represents effective tax rates of 39.3% and 40.0% for the three months ended June 30, 2016 and 2015, respectively. The Company’s tax rate during the three months ended June 30, 2016 decreased primarily as a result of the expected growth and improved profitability of our non-U.S. business in fiscal 2017.

(10) EMPLOYEE BENEFIT PLANS

(a)	Defined Contribution Plans
The Company sponsors a 401(k) defined contribution savings plan for its domestic employees and defined contribution retirement plans for its international employees. The Company contributed approximately $449 and $380 during the three months ended June 30, 2016 and 2015, respectively, to these defined contribution plans.

(b)	Share‑Based Incentive Plans
Prior to the IPO, HL CA had no stock‑based incentive compensation plans; however, during the period it was a subsidiary of Fram, certain employees of HL CA were granted restricted shares of Fram. Compensation expense related to these shares was recorded at the HL CA level as it was related to services provided by its employees. Under its 2006 incentive plan (the "2006 Incentive Plan"), Fram granted restricted share awards to employees of the Company as a component of annual incentive pay and occasionally in conjunction with new hire employment. Under 2006 Incentive Plan, awards typically vested after three years of service from the date of grant. Prior to the IPO, the grant-date fair value of each award was determined by Fram's board of directors using input from a third party, which used a combination of historical and forecasted results and market data. The methods used to estimate the fair value of Fram shares included the market approach and the income approach. For a further discussion related to the methods used, please see the Company's Annual Report on Form 10-K for the year ended March 31, 2016. In addition, the stock grants to employees of the Company in connection with the IPO were made under the 2006 Incentive Plan (note 1).
Following the IPO, additional awards of restricted shares have been and will be made under the Company's 2016 Incentive Award Plan (the "2016 Incentive Plan"), which became effective in August 2015. Under the 2016 Incentive Plan, it is anticipated that the Company will continue to grant cash- and equity-based incentive awards to eligible service providers in order to attract, motivate and retain the talent necessary to operate the Company's business. Equity-based incentive awards issued under the 2016 Incentive Plan generally vest over a four-year period. An aggregate of 18,661 restricted shares of Class A common stock were granted under the 2016 Incentive Plan to two independent directors in August 2015 at $21.00 per share, two independent directors in the first quarter of fiscal 2017 at $25.21 per share and one independent director in the first quarter of fiscal 2017 at $23.93 per share.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

The share awards are classified as equity awards at the time of grant unless the number of shares granted is unknown. Award offers that are settleable in shares based upon a future determinable stock price are classified as a liability until the price is established and the resulting number of shares is known, at which time they are re-classified from liabilities to equity awards. Activity in equity classified share awards which relate to the 2006 Incentive Plan and the 2016 Incentive Plan during the three months ended June 30, 2016 and 2015 is as follows:

Nonvested share awards	Shares	Weighted average grant date fair value
Balance at April 1, 2015	2,983,999	$12.85
Granted	—	—
Vested	(1,379,248)	12.87
Forfeited	(4,253)	12.87
June 30, 2015	1,600,498	$12.83

Balance at April 1, 2016	5,903,168	$18.80
Granted	1,572,821	23.42
Vested	(1,726,921)	17.49
Forfeited	(51,328)	20.95
June 30, 2016	5,697,740	$20.46
Activity in liability classified share awards during the three months ended June 30, 2016 and 2015 is as follows:

Awards settleable in shares	Fair value
Balance at April 1, 2015	$14,984
Offer to grant	33,602
Share price determined-converted to cash payments	(6,244)
Balance at June 30, 2015	$42,342

Balance at April 1, 2016	$13,982
Offer to grant	1,850
Share price determined-converted to cash payments	(1,687)
Share price determined-transferred to equity grants	(4,754)
Forfeited	(82)
Balance at June 30, 2016	$9,309
Compensation expense for the Company associated with these awards totaled $11,342 and $7,232 for the three months ended June 30, 2016 and 2015, respectively. At June 30, 2016, there was $116,701 of total unrecognized compensation cost related to unvested share awards granted under the 2006 Incentive Plan and 2016 Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.74 years.

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair values of the financial instruments represent the amounts that would be received to sell assets or that would be paid to transfer liabilities in an orderly transaction between market participants as of a specified date. Fair value measurements maximize the use of observable inputs; however, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, as well as available observable and unobservable inputs.
The carrying value of cash and cash equivalents, accounts receivable, unbilled work-in-process, receivables from affiliates, prepaid expenses, accounts payable, accrued expenses, and deferred income approximates fair value due to the short maturity of these instruments.
The carrying value of the loan payable to affiliate, loans payable to former shareholders and an unsecured loan which is included in loan to non-affiliates, approximates fair value due to the variable interest rate borne by those instruments.
The revolving line of credit with Bank of America, N.A. included in loan to non-affiliates, was categorized within Level 2 of the fair value hierarchy and was measured based on the unadjusted quoted price for similar instruments in active markets. The fair value of the line of credit approximates its carry value.

(12) STOCKHOLDERS' EQUITY

(a)	Fram Shares
As described in note 10, the Company’s former parent, Fram, granted compensatory restricted shares to certain employees of the Company under the 2006 Incentive Plan. As stated in note 3, prior to the IPO, ORIX USA had the right, but not the obligation, to purchase shares to maintain its majority effective ownership of HL CA and has purchased $0 for both the three months ended June 30, 2016 and 2015. As described in note 1, all Fram shares were converted to shares of the Company's Class B common stock in connection with the corporate reorganization that preceded the IPO.

(b)	Class A Common Stock
In conjunction with the Company's IPO, 12,075,000 Class A shares were sold to the public by existing shareholders and 9,524 Class A shares were issued to non-employee directors. During the quarter, an additional 9,137 shares were issued to non-employee directors and 1,148 shares were converted from Class B to Class A. Each share of Class A common stock is entitled to one vote per share.

(c)	Class B Common Stock
Each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. As of June 30, 2016, there were 33,147,296 Class B shares held by the HL Voting Trust and 21,610,331 Class B shares held by ORIX USA.

(d)	Dividends
Approximately $4,858 and $0 of dividends previously declared related to unvested shares were unpaid at June 30, 2016 and 2015, respectively.

(e)	Noncontrolling interests
Net income attributable to noncontrolling interests primarily represents the income associated with persons other than Houlihan Lokey that are its co-investors in a consolidated subsidiary that holds an equity method investment in an unconsolidated entity. As described in note 1, the assets associated with certain noncontrolling interests were distributed to shareholders in conjunction with a pre-IPO dividend in August 2015.

(f)	Stock subscriptions receivable

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

Employees of the Company periodically issued notes receivable to the Company documenting loans made by the Company to such employees for the purchase of restricted shares of the Company.

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
Our obligation under the loan payable to affiliate is subordinated to our obligations under the revolving credit facility with Bank of America, N.A. The scheduled aggregate repayments of the loan payable to affiliate, the loans payable to former shareholders, and the loan payable to non-affiliate are as follows:

Year ended March 31:
2017	$26,386
2018	44,093
2019	2,238
2020	1,613
2021	1,233
2022 and thereafter	18,029
$93,592

The Company also provides routine indemnifications relating to certain real estate (office) lease agreements under which it may be required to indemnify property owners for claims and other liabilities arising from the Company’s use of the applicable premises. In addition, the Company guarantees the performance of its subsidiaries under certain office lease agreements. The terms of these obligations vary, and because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the maximum amount that it could be obligated to pay under such contracts. Based on historical experience and evaluation of specific indemnities, management believes that judgments, if any, against the Company related to such matters are not likely to have a material effect on the consolidated financial statements. Accordingly, the Company has not recorded any liability for these obligations as of June 30, 2016 or March 31, 2016.
In addition, an acquisition made in December 2012 included contingent consideration with carrying value of $0 and $1,386 as of June 30, 2016 and 2015, respectively, which is included in other liabilities in the accompanying consolidated balance sheets. An acquisition made in January 2015 included contingent consideration with a carrying value of $2,505 and $2,358, respectively, as of June 30, 2016 and 2015, and non-contingent consideration with a carrying value of $3,268 and $3,182, respectively, as of June 30, 2016 and 2015, which are included in other liabilities in the accompanying consolidated balance sheet.
Straight-line rent expense under noncancelable operating lease arrangements and the related operating expenses were approximately $6,823 and $4,465 for the three months ended June 30, 2016 and 2015, respectively. The approximate future minimum annual noncancelable rental commitments required under these agreements with initial terms in excess of one year are as follows:

Year ended March 31:
2017	$14,885
2018	20,323
2019	19,474
2020	18,106
2021	17,815
2022 and thereafter	48,912
$139,515

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

(14) SEGMENT AND GEOGRAPHICAL INFORMATION
The Company’s reportable segments are described in note 1 and each are individually managed and provide separate services which require specialized expertise for the provision of those services. Revenues by segment represent fees earned on the various services offered within each segment. Segment profit represents each segment’s profit, which consists of segment revenues, less (1) direct expenses including compensation, employee recruitment, travel, meals and entertainment, professional fees, and bad debt and (2) expenses allocated by headcount such as communications, rent, depreciation and amortization, and office expense. The corporate expense category includes costs not allocated to individual segments, including charges related to incentive compensation and share‑based payments to corporate employees, as well as expenses of senior management and corporate departmental functions managed on a worldwide basis including accounting, human resources, human capital management, marketing, information technology, compliance and legal. The following tables present information about revenues, profit and assets by segment and geography.

	Three Months Ended June 30,
	2016	2015
Revenues by segment:
Corporate Finance	$96,036	$78,397
Financial Restructuring	56,330	38,993
Financial Advisory Services	28,408	28,876
Total segment revenues	$180,774	$146,266
Segment profit
Corporate Finance	$23,372	$23,426
Financial Restructuring	16,704	9,619
Financial Advisory Services	6,735	6,726
Total segment profit	46,811	39,771
Corporate expenses	(13,950)	(15,782)
Other (expenses) income, net	(908)	1,112
Income before provision for income taxes	$31,953	$25,101

	June 30, 2016	March 31, 2016
Assets by segment:
Corporate Finance	$332,459	$309,605
Financial Restructuring	173,278	196,473
Financial Advisory Services	107,755	111,637
Total segment assets	613,492	617,715
Corporate assets	372,977	453,169
Total assets	$986,469	$1,070,884

	Three Months Ended June 30,
	2016	2015
Revenues by geography:
United States	$167,456	$135,249
International	13,318	11,017
Total revenues	$180,774	$146,266

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

	June 30, 2016	March 31, 2016
Assets by geography:
United States	$637,522	$721,937
International	348,947	348,947
Total assets	$986,469	$1,070,884

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
The following discussion should be read together with our consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. We have made statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “intends,” “predicts,” “potential” or “continue,” the negative of these terms or other similar expressions. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including but not limited to the factors listed under the heading “Cautionary Note Regarding Forward-Looking Statements” in the Prospectus filed with the SEC on August 14, 2015 (our “IPO Prospectus”). In particular, you should also consider the numerous risks outlined under “Risk Factors” in our IPO Prospectus and Annual Report on Form 10-K. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements speak only as of the date of this filing. You should not rely upon forward-looking statements as a prediction of future events. We are under no duty to and we do not undertake any obligation to update or review any of these forward-looking statements after the date of this filing to conform our prior statements to actual results or revised expectations whether as a result of new information, future developments or otherwise.

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
Corporate Finance provides general financial advisory services in addition to advice on mergers and acquisitions and capital markets offerings. We advise public and private institutions on a wide variety of situations, including buy-side and sell-side transactions, as well as leveraged loans, private mezzanine debt, high-yield debt, initial public offerings, follow-ons, convertibles, equity private placements, private equity, and liability management transactions, and advise financial sponsors on all types of transactions. The majority of our Corporate Finance revenues consists of Completion Fees. A Corporate Finance transaction can fail to be completed for many reasons that are outside of our control. In these instances, our fees are generally limited to Retainer Fees and, in some cases fees, Progress Fees that may have been earned.

Financial Restructuring provides advice to debtors, creditors and other parties-in-interest in connection with recapitalization/deleveraging transactions implemented both through bankruptcy proceedings and though out-of-court exchanges, consent solicitations or other mechanisms, as well as in distressed mergers and acquisitions and capital markets activities. As part of these engagements, our Financial Restructuring business segment offers a wide range of advisory services to our clients, including: the structuring, negotiation, and confirmation of plans of reorganization; structuring and analysis of exchange offers; corporate viability assessment; dispute resolution and expert testimony; and procuring debtor in possession financing. Although atypical, a

Financial Restructuring transaction can fail to be completed for many reasons that are outside of our control. In these instances, our fees are generally limited to the initial Retainer Fees and/or Progress Fees.

Financial Advisory Services primarily provides valuations of various assets including: companies, illiquid debt and equity securities, and intellectual property (among other assets and liabilities). These valuations are used for financial reporting, tax reporting, and other purposes. In addition, our Financial Advisory Services business segment renders fairness opinions in connection with mergers and acquisitions and other transactions, and solvency opinions in connection with corporate spin‑offs and dividend recapitalizations, and other types of financial opinions in connection with other transactions. Also, our Financial Advisory Services business segment provides dispute resolution services to clients where fees are usually based on the hourly rates of our financial professionals. Lastly, our Financial Advisory Services business segment provides strategic consulting services to clients where fees are either fixed or based on the hourly rates of our consulting professionals. Unlike our Corporate Finance or Financial Restructuring segments, the fees generated in our Financial Advisory Services segment are generally not contingent on the successful completion of a transaction.
Operating Expenses
Our operating expenses are classified as employee compensation and benefits expenses and non-compensation expenses; headcount is the primary driver of our operating expenses. Expenses are recorded on the consolidated statements of comprehensive income, net of any expenses reimbursed by clients.
Employee Compensation Expenses. Our employee compensation expenses, which account for the majority of our operating expenses, are determined by management based on revenues earned, headcount, the competitiveness of the prevailing labor market, and anticipated compensation expectations for our employees. These factors may fluctuate, and as a result, our employee compensation expenses may fluctuate materially in any particular period. Accordingly, the amount of employee compensation expenses recognized in any particular period may not be consistent with prior periods or indicative of future periods.
Our employee compensation expenses consist of base salary, payroll taxes, benefits, annual incentive compensation payable as cash bonus awards, deferred cash bonus awards, and the amortization of equity-based bonus awards. Base salary and benefits are paid ratably throughout the year. Our annual equity-based bonus awards include fixed share compensation awards and fixed dollar awards as a component of the annual bonus awards for certain employees. These equity awards are generally subject to annual vesting requirements over a three- or four-year period beginning at the date of grant, which occurs in the first quarter of each fiscal year; accordingly, expenses are amortized over the stated vesting period. In most circumstances, the unvested portion of these awards is subject to forfeiture should the employee depart from the Company. Cash bonuses, which are accrued monthly, are discretionary and dependent upon a number of factors including the Company's performance and are generally paid in the first quarter of each year with respect to prior year performance. Generally, a portion of the cash bonus is also deferred and paid in the third quarter of the next fiscal year.
In managing employee compensation and benefits expense, we focus on the following: (i) the ratio of our employee compensation and benefits to fee revenue ("Compensation Ratio"), (ii) the ratio of employee cash compensation and benefits plus deferred stock incentive employee compensation with respect to the applicable year to fee revenue ("Awarded Compensation Ratio") and, (iii) for periods commencing on October 1, 2015, the Awarded Compensation Ratio, excluding certain equity and cash grants awarded in connection with our IPO (“Adjusted Awarded Compensation Ratio”). We believe adjusted awarded employee compensation and benefits reflects the actual compensation cost more accurately than the GAAP measure of compensation cost, which includes applicable-period cash compensation and the amortization of deferred incentive compensation principally attributable to prior periods’ deferred compensation. We target an Adjusted Awarded Compensation Ratio of approximately 65% to 66%. However, if we identify opportunities to grow fee revenue through significant expansion, to position our business during challenging market conditions for future growth or for other reasons, our Adjusted Awarded Compensation Ratio may increase to a level in excess of this target.
Non-Compensation Expenses. The balance of our operating expenses includes costs for travel, meals and entertainment, rent, depreciation and amortization, information technology and communications, professional fees, other operating expenses and provision for bad debts. We refer to all of these expenses as non-compensation expenses. A portion of our non-compensation expenses fluctuate in response to changes in headcount. Reimbursed client expenses are netted against non-compensation expenses.
Other Income (Expense), net
Other income (expense), net includes (i) interest income earned on non‑marketable securities, cash and cash equivalents, loans receivable from affiliates and employee loans, (ii) interest expense associated with our Revolving Credit Facility (defined herein), the loan payable to affiliate and loans payable to former shareholders, (iii) interest expense on the loan payable to non-

affiliate, (iv) equity income from funds and partnership interests where we have more than a minor ownership interest or more than minor influence over operations but do not have a controlling interest and are not the primary beneficiary, and (v) net income from investments in unconsolidated entities, which primarily represents the income associated with persons other than Houlihan Lokey that are our co‑investors in a consolidated subsidiary that holds an equity method investment in an unconsolidated entity.
Results of Consolidated Operations
The following is a discussion of our results of operations for the three months ended June 30, 2016 and 2015. For a more detailed discussion of the factors that affected the revenues and the operating expenses of our Corporate Finance, Financial Restructuring and Financial Advisory Services business segments in these periods, see Part I, Item 2 of this Form 10-Q under the heading “Business Segments” below.

	Three Months Ended June 30,
($ in thousands)	2016	2015	Change
Fee Revenue	$180,774	$146,266	24%
Operating expenses:
Employee compensation and benefits	121,804	93,689	30%
Non-compensation expenses	26,109	28,797	(9)%
Total operating expenses	147,913	122,486	21%
Operating Income	32,861	23,780	38%
Other (expenses) income, net	(908)	1,321	(169)%
Income before provision for income taxes	31,953	25,101	27%
Provision for income taxes	12,542	10,030	25%
Net income	19,411	15,071	29%
Net income attributable to noncontrolling interests	—	(26)	(100)%
Net income attributable to Houlihan Lokey, Inc.	$19,411	$15,045	29%

Three Months Ended June 30, 2016 versus June 30, 2015
Fee revenue was $180.8 million for the three months ended June 30, 2016, compared with $146.3 million for the three months ended June 30, 2015, representing an increase of 24%. For the three months ended June 30, 2016, Corporate Finance revenues increased 22%, Financial Restructuring revenues increased 44% and Financial Advisory Services revenues decreased (2)%, compared with the three months ended June 30, 2015.
Operating expenses were $147.9 million for the three months ended June 30, 2016, compared with $122.5 million for the three months ended June 30, 2015, an increase of 21%. Employee compensation and benefits expenses, as a component of operating expenses, were $121.8 million for the three months ended June 30, 2016, compared with $93.7 million for the three months ended June 30, 2015, an increase of 30%. The increase in employee compensation and benefits expenses was due to (i) the growth in revenues for the quarter and (ii) the vesting of pre-IPO grants which did not exist in the same quarter last year, partially offset by the change on October 1, 2015 from a revenue sharing model that historically approximated an Awarded Compensation Ratio of between 67% and 71% to a targeted Adjusted Awarded Compensation Ratio of between 65% and 66%. The Compensation Ratio was 67% for the three months ended June 30, 2016, compared with 64% for the three months ended June 30, 2015. Non‑compensation expenses, as a component of operating expenses, were $26.1 million for the three months ended June 30, 2016, compared with $28.8 million for the three months ended June 30, 2015, a decrease of 9%. The decrease in non-compensation expenses was primarily a result of first quarter fiscal 2016 costs that did not occur this quarter, primarily related to professional service and transaction expenses associated with our IPO, as well as corporate reorganization and related activities of $6.0 million. Acquisition expenses and acquisition-related amortization of intangible assets are a component of non-compensation expenses and were $1.0 million for the three months ended June 30, 2016 compared with $0.5 million for the three months ended June 30, 2015.
Other (expenses) income, net were $(0.9) million for the three months ended June 30, 2016 compared with $1.3 million for the three months ended June 30, 2015. The decrease in other (expenses) income, net was primarily a result of lower interest income generated on lower cash balances for the quarter, (ii) interest expense associated with the Revolving Credit Facility (defined herein) and the ORIX Note (defined herein) that did not exist last quarter, and (iii) start-up losses associated with our Australian and Italian joint ventures.

The provision for income taxes for the three months ended June 30, 2016 was $12.5 million, which reflected an effective tax rate of 39.3%. The provision for income taxes for the three months ended June 30, 2015 was $10.0 million, which reflected an effective tax rate of 40.0%. The decrease in the effective tax rate was primarily as a result of the expected growth and improved profitability of our non-U.S. business in fiscal 2017.

Business Segments
The following table presents revenues, expenses and contributions from our continuing operations by business segment. The revenues by segment represents each segment’s revenues, and the profit by segment represents profit for each segment before corporate expenses, other income and expenses, and income taxes.

	Three Months Ended June 30,
($ in thousands)	2016	2015	Change
Revenues by Segment
Corporate Finance	$96,036	$78,397	22%
Financial Restructuring	56,330	38,993	44%
Financial Advisory Services	28,408	28,876	(2)%
Total Segment Revenues	180,774	146,266	24%
Segment Profit (1)
Corporate Finance	$23,372	$23,426	—%
Financial Restructuring	16,704	9,619	74%
Financial Advisory Services	6,735	6,726	—%
Total Segment Profit	46,811	39,771	18%
Corporate Expenses	(13,950)	(15,782)	(12)%
Other Income and Expense	(908)	1,112	(182)%
Income Before Provision for Income Taxes	$31,953	$25,101	27%

Segment Metrics:
Number of Managing Directors(2)
Corporate Finance	93	79	18%
Financial Restructuring	45	41	10%
Financial Advisory Services	32	35	(9)%
Number of Closed Transactions/Fee Events (3)
Corporate Finance	48	40	20%
Financial Restructuring	10	11	(9)%
Financial Advisory Services	463	398	16%

(1)
We adjust the compensation expenses for a business segment in situations where an employee assigned to one business segment is performing work in another business segment, and we want to adequately reflect the compensation expense in the business segment where the revenue is being booked.

(2)	As of period end.

(3)	Fee Events applicable to FAS only; a Fee Event includes any engagement that involves revenue activity during the measurement period.

Three Months Ended June 30, 2016 versus June 30, 2015
Corporate Finance
Revenues for Corporate Finance were $96.0 million for the three months ended June 30, 2016, compared with $78.4 million for the three months ended June 30, 2015, representing an increase of 22%. The increase in revenues was a result of a greater number of transaction closings and an increase in the average fee per closed transaction for the three months ended June 30, 2016, compared with the three months ended June 30, 2015. CF closed 48 transactions in the three months ended June 30, 2016, versus 40 transactions in the three months ended June 30, 2015.

Segment profit for Corporate Finance was $23.4 million for the three months ended June 30, 2016, compared with $23.4 million for the three months ended June 30, 2015. Profitability was flat as a result of (i) an increase in compensation expense driven by the vesting of pre-IPO grants this quarter that did not exist in the same quarter last year, and (ii) higher non-compensation expenses as a result of an expansion of the Corporate Finance staff.
Financial Restructuring
Revenues for Financial Restructuring were $56.3 million for the three months ended June 30, 2016, compared with $39.0 million for the three months ended June 30, 2015, representing an increase of 44%. The increase in revenues was primarily driven by a significant increase in the average transaction fee per closed transaction and an increase in retainer fees from active mandates compared to the same quarter last year. FR closed 10 transactions in the three months ended June 30, 2016 versus 11 transactions in the three months ended June 30, 2015.
Segment profit for Financial Restructuring was $16.7 million for the three months ended June 30, 2016, compared with $9.6 million for the three months ended June 30, 2015, an increase of 74%. The increase in profitability was a result of (i) the increase in revenues, and (ii) the change on October 1, 2015 to a targeted Adjusted Awarded Compensation Ratio of between 65% and 66%.
Financial Advisory Services
Revenues for Financial Advisory Services were $28.4 million for the three months ended June 30, 2016 compared with $28.9 million for the three months ended June 30, 2015, representing a decrease of 2%. The decrease in revenues was primarily a result of a reduction in revenues associated with transaction-based opinions, partially offset by revenue growth in the non-transaction-based product lines. Weakness for the quarter in transaction-based opinions was driven by softness in the overall M&A market (primarily large-cap M&A), which directly affects this product line. FAS generated 463 fee events in the three months ended June 30, 2016, versus 398 fee events during the same quarter last year.
Segment profit for Financial Advisory Services was $6.7 million for the three months ended June 30, 2016 compared with $6.7 million for the three months ended June 30, 2015. Profitability was flat as a result of flat revenues year-over-year.
Corporate Expenses
Corporate expenses were $14.0 million for the three months ended June 30, 2016, compared with $15.8 million for three months ended June 30, 2015, representing a decrease of 12%. This decrease was primarily a result of first quarter fiscal 2016 costs that did not occur this quarter, primarily related to professional service and transaction expenses associated with our IPO, as well as corporate reorganization and related activities.
Liquidity and Capital Resources
Our current assets comprise cash, a loan receivable from affiliates, income tax receivable and unbilled work in process related to fees earned from providing advisory services. Our current liabilities include accrued expenses, including accrued employee compensation expenses and current portion of loan obligations.
Our cash and cash equivalents include cash held at banks. We have not experienced any losses in our cash accounts. We maintain moderate levels of cash on hand in support of regulatory requirements for our registered broker-dealer. At June 30, 2016, we had $53 million of cash in foreign subsidiaries. In August 2015, prior to the consummation of the IPO, we paid a dividend to our shareholders in connection with which the receivable from ORIX USA was repaid in full. A portion of the dividend was paid to ORIX USA in the form of a $45.0 million note (the "ORIX Note") that bears interest at an annual rate of LIBOR plus 165 basis points and is payable quarterly. Beginning on June 30, 2016, the Company is required to make quarterly repayments of principal in the amount of $7.5 million, with the remaining principal amount due on the second anniversary of the completion of the IPO. Excess cash on hand in our U.K. subsidiary had been generally maintained in a receivable owned by ORIX Global Capital Ltd. (“OGC”), a U.K. subsidiary of ORIX Corporation (the “Cash Management Agreement”). OGC paid interest to us under the Cash Management Agreement at an annual rate of LIBOR plus 165 basis points, calculated and payable monthly. In May 2016, ORIX notified the Company that it will no longer be accepting deposits under the agreement and repaid all outstanding amounts. Currently, we are maintaining any excess cash in bank accounts.
On November 16, 2015, we issued the loan payable to non-affiliate in connection with the Leonardo transaction, which is a 14.0 million euro note bearing interest at an annual rate of 1.50% and is payable on November 16, 2040. Under certain circumstances, the note may be paid in part or in whole over a five year period in equal annual installments.

On May 18, 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.17 per share of common stock, payable on June 15, 2016 to shareholders of record on June 3, 2016.
On July 27, 2016, the Company's Board of Directors has declared a quarterly cash dividend of $0.17 per share of common stock, payable on September 15, 2016 to shareholders of record on September 2, 2016.
As of June 30, 2016 and March 31, 2016, our cash and cash equivalents were $106.0 million and $166.2 million, respectively, and our loan receivable from OGC was $0.0 and $20.1 million, respectively.
Our liquidity is highly dependent upon cash receipts from clients which in turn are generally dependent upon the successful completion of transactions as well as the timing of receivable collections, which typically occurs within 60 days of billing. As of June 30, 2016 and March 31, 2016, accounts receivables were $53.1 million and $58.1 million, respectively.
We currently maintain a revolving line of credit pursuant to a loan agreement, dated as of August 18, 2015, by and among Houlihan Lokey, certain domestic subsidiaries of Houlihan Lokey party thereto and Bank of America, N.A., which provides for a revolving line of credit of $75.0 million that expires on August 18, 2017 (the “Revolving Credit Facility”). As of June 30, 2016, there was $25.0 million outstanding under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility require payments of interest at the annual rate of LIBOR plus 1.00%. The loan agreement requires compliance with certain loan covenants including but not limited to the maintenance of minimum earnings before interest, taxes, depreciation and amortization of no less than $120 million as of the end of any quarterly 12-month period and certain leverage ratios including a consolidated leverage ratio of less than 1.50 to 1.00 and a consolidated fixed charge coverage ratio of greater than 1.25 to 1.00, as of the end of any quarterly 12-month period. As of June 30, 2016, we were and we expect to continue to be in compliance with such covenants.
Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of our incentive compensation during the first and third quarters of each fiscal year. A summary of our operating, investing, and financing cash flows is as follows:

	Three Months Ended June 30,
($ in thousands)	2016	2015	Change
Cash (used in) provided by
Operating activities:
Net income	$19,411	$15,071	29%
Non-cash charges	14,176	10,548	34%
Other operating activities	(101,363)	(132,108)	(23)%
Total operating activities	(67,776)	(106,489)	(36)%
Investing activities	12,454	117,082	89%
Financing activities	(3,801)	(1,912)	N/M
Effects of exchange rate changes	(1,074)	344	412%
Net (decrease) increase in cash and cash equivalents	(60,197)	9,025	767%
Cash and cash equivalents—beginning of year	166,169	88,662	87%
Cash and cash equivalents—end of year	$105,972	$97,687	8%

Three Months Ended June 30, 2016
Operating activities resulted in a net outflow of $67.8 million primarily attributable to cash bonus payments paid in April 2016. Investing activities resulted in a net inflow of $12.5 million primarily attributable to decreases in receivables from affiliates in the U.K. to fund the bonus payments in the U.K., partially offset by capital expenditures. Financing activities resulted in a net inflow of $3.8 million primarily related to borrowings on the Revolving Credit Facility, partially offset by dividends paid and a pay down of the ORIX Note.

Three Months Ended June 30, 2015
Operating activities resulted in a net outflow of $106.5 million, primarily attributable to annual bonuses paid in April 2015. Investing activities resulted in a net inflow of $117.1 million primarily attributable to a decrease in receivables from affiliates. Financing activities resulted in a net outflow of $1.9 million primarily related to dividend distributions.
Contractual Obligations
The aggregate amount which we are obligated to pay under Operating Leases for our office space has decreased from the amount as of March 31, 2016. At the end of our fiscal year, the amount due was $146.4 million and as of June 30, 2016, the amount due was $139.5 million.

($ in thousands)	Payment Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating Leases	$139,515	$14,885	$39,797	$35,921	$48,912
Loan payable to affiliate	$37,500	$22,500	$15,000	$—	$—
Loans payable to former shareholders	$16,151	$3,886	$6,331	$2,846	$3,088
Loan payable to non-affiliates	$39,941	$—	$25,000	$—	$14,941

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
There have been no material changes to the critical accounting policies disclosed in our IPO Prospectus and Annual Report on Form 10-K for the year ended March 31, 2016.
Recent Accounting Developments
For a discussion of recently issued accounting developments and their impact or potential impact on our consolidated financial statements, see Note 2—Summary of Significant Accounting Policies to our unaudited consolidated financial statements included elsewhere in this Form 10-Q.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Market Risk and Credit Risk
Our business is not capital intensive and we generally do not issue debt or invest in derivative instruments. As a result, we are not subject to significant market risk (including interest rate risk) or credit risk (except in relation to receivables). We maintain our cash and cash equivalents with financial institutions with high credit ratings. Although these deposits are generally not insured, management believes we are not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Our cash and cash equivalents are denominated in U.S. dollars, pound sterling, euros, Hong Kong dollars, Chinese yuan, and Japanese yen and we face foreign currency risk in our cash balances and other assets and liabilities held in accounts outside the United States due to potential currency movements and the associated foreign currency translation accounting requirements.

Risks Related to Cash and Short Term Investments
Our cash is maintained in United States and non-United States bank accounts. We have exposure to foreign exchange risks through all of our international affiliates. However, we believe our cash is not subject to any material interest rate risk, equity price risk, credit risk or other market risk. Consistent with our past practice, we expect to maintain our cash in bank accounts or highly liquid securities.
Exchange Rate Risk
The exchange rate of the U.S. dollar relative to the currencies in the non-U.S. countries in which we operate may have an effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities and, therefore, be reflected as a change in other comprehensive income. Our non-U.S. assets and liabilities that are sensitive to exchange rates consist primarily of trade payables and receivables, work in progress, and cash. During the quarter ended June 30, 2016, the value of the U.S. dollar strengthened relative to the pound sterling and euro, the primary currencies of our European operations. The net impact of the fluctuation of foreign currencies in other comprehensive income within the unaudited consolidated statements of comprehensive income was $(3.9) million for the three-month period ended June 30, 2016, as compared to $0.4 million for the same period in 2015.
In addition, the reported amounts of our revenues and expenses may be affected by movements in the rate of exchange between the currencies in the non-U.S. countries in which we operate and the United States dollar, affecting our operating results. We have analyzed our potential exposure to changes in the value of the U.S. dollar relative to the pound sterling and euro, the primary currencies of our European operations, by performing a sensitivity analysis on our net income, and determined that while our earnings are subject to fluctuations from changes in foreign currency rates, at this time we do not believe we face any material risk in this respect.
From time to time, we have entered into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. In June 2016, we entered in to a foreign currency forward contract between the U.S. dollar and pound sterling with an aggregate notional value of $3.0 million and with a fair value representing a loss of $0.2 million for the three months ended June 30, 2016. A fluctuation in the value of this contract is intended to offset the changes in the value of a dollar denominated receivable held by our UK subsidiary. We conducted a sensitivity analysis on the fair value of this foreign currency hedge assuming a 10% change in the pound sterling from the level as of June 30, 2016, with all other variables held constant. A 10% appreciation or depreciation of the U.S. dollar against the pound sterling would result in a decrease or increase, respectively, of approximately $0.2 million in the fair value of this foreign currency forward contract.

In summary, we have been impacted by changes in exchange rates and the potential impact of future currency fluctuation will increase as our international expansion continues. The magnitude of this impact will depend on the timing and volume of revenues and expenses of, and the amounts of assets and liabilities in, our foreign subsidiaries along with the timing of changes in the relative value of the U.S. dollar to the currencies of the non-U.S. countries in which we operate.
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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II.    OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not currently a party to any material litigation.

Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in our IPO Prospectus and Annual Report on Form 10-K for the year ended March 31, 2016.

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

HOULIHAN LOKEY, INC.

Date: August 11, 2016	/s/ SCOTT L. BEISER
Scott L. Beiser
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2016	/s/ J. LINDSEY ALLEY
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