Form 10-Q
period 2016-09-30
HOULIHAN LOKEY, INC.
filed 2016-11-14
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of November 11, 2016, the registrant had 12,652,379 shares of Class A common stock, $0.001 par value per share, and 54,040,488 shares of Class B common stock, $0.001 par value per share, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data and par value)

	September 30, 2016	March 31, 2016
	(unaudited)
Assets
Cash and cash equivalents	$156,067	$166,169
Accounts receivable, net of allowance for doubtful accounts of $7,847 and $4,266 at September 30 and March 31, 2016, respectively	45,748	58,100
Unbilled work in process	35,656	51,300
Income taxes receivable	5,098	7,204
Receivable from affiliates	7,929	27,408
Property and equipment, net of accumulated depreciation of $33,987 and $32,470 at September 30 and March 31, 2016, respectively	27,715	21,701
Goodwill and other intangibles	712,148	717,368
Other assets	17,639	21,634
Total assets	$1,008,000	$1,070,884
Liabilities and Stockholders' Equity
Liabilities:
Accrued salaries and bonuses	$180,700	$254,058
Accounts payable and accrued expenses	31,611	34,400
Deferred income	7,599	5,547
Deferred income taxes	32,352	37,288
Loan payable to affiliate	30,000	45,000
Loans payable to former shareholders	6,234	16,738
Loan payable to non-affiliates	15,000	14,882
Other liabilities	8,272	9,416
Total liabilities	311,768	417,329
Redeemable noncontrolling interest	1,856	2,395
Stockholders' equity:
Class A common stock, $0.001 par value per share. Authorized 1,000,000,000 shares; issued and outstanding 12,159,427 and 12,084,524 shares at September 30 and March 31, 2016, respectively	12	12
Class B common stock, $0.001 par value per share. Authorized 1,000,000,000 shares; issued and outstanding 54,548,978 and 53,219,303 shares at September 30 and March 31, 2016, respectively	55	53
Additional paid-in capital	668,424	637,332
Retained earnings	46,804	28,623
Accumulated other comprehensive loss	(20,797)	(14,613)
Stock subscription receivable	(122)	(247)
Total stockholders' equity	694,376	651,160
Total liabilities and stockholders' equity	$1,008,000	$1,070,884

The accompanying notes are an integral part of these unaudited interim financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Fee revenue(a)	$186,537	$158,380	$367,311	$304,646
Operating expenses:
Employee compensation and benefits	124,902	111,256	246,706	204,945
Travel, meals, and entertainment	5,215	5,329	11,145	10,198
Rent	6,702	6,197	13,736	12,352
Depreciation and amortization	2,382	1,713	4,621	3,145
Information technology and communications	4,465	3,375	8,851	6,874
Professional fees (b)	3,074	8,369	5,431	15,959
Other operating expenses(c)	4,115	5,389	7,539	8,235
Provision for bad debts	705	(685)	1,444	1,721
Total operating expenses	151,560	140,943	299,473	263,429
Operating income	34,977	17,437	67,838	41,217
Other (expenses) income, net(d)	(749)	(333)	(1,657)	988
Income before provision for income taxes	34,228	17,104	66,181	42,205
Provision for income taxes	13,352	7,849	25,894	17,879
Net income	20,876	9,255	40,287	24,326
Net loss attributable to noncontrolling interests	—	—	—	(26)
Net income attributable to Houlihan Lokey, Inc.	$20,876	$9,255	$40,287	$24,300
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(2,318)	(1,694)	(6,184)	(1,287)
Comprehensive income attributable to Houlihan Lokey, Inc.	$18,558	$7,561	$34,103	$23,013

Attributable to Houlihan Lokey, Inc. common stockholders:
Weighted average shares of common stock outstanding:
Basic	61,134,501	58,989,994	60,860,138	58,708,203
Fully Diluted	66,816,689	62,696,730	66,582,459	61,586,950
Net income per share of common stock
Basic	$0.34	$0.16	$0.66	$0.41
Fully Diluted	$0.31	$0.15	$0.61	$0.39

(a)
including related party fee revenue of $227 and $0 during the three months ended September 30, 2016 and 2015, respectively, and $547 and $0 during the six months ended September 30, 2016 and 2015, respectively.

(b)
including related party professional fees of $170 and $0 during the three months ended September 30, 2016 and 2015, respectively, and $269 and $0 during the six months ended September 30, 2016 and 2015, respectively.

(c)
including related party expenses of $0 and $220 during the three months ended September 30, 2016 and 2015, respectively, and $0 and $660 during the six months ended September 30, 2016 and 2015, respectively. Also including related party income of $216 during both three and six months ended September 30, 2016 and $0 during both three and six months ended September 30, 2015.

(d)
including related party interest expense of $214 and $104 during the three months ended September 30, 2016 and 2015, respectively, and $470 and $104 during the six months ended September 30, 2016 and 2015, respectively. Also, including related party interest income of $18 and $223 during the three months ended September 30, 2016 and 2015, respectively, and $79 and $1,236 during the six months ended September 30, 2016 and 2015, respectively.

The accompanying notes are an integral part of these unaudited interim financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Six Months Ended September 30, 2016 and 2015
($ in thousands)
(unaudited)

	Fram common stock		HLI Class A common stock		HLI Class B common stock
	Shares	$	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Stock subscriptions receivable	Equity attributable to Houlihan Lokey, Inc.	Noncontrolling interest	Total stockholders' equity
Balances – April 1, 2015	587,866	$59	—	$—	—	$—	$670,182	$170,929	$(11,338)	$(7,135)	$822,697	$1,809	$824,506
Fram shares issued (note 12)	—	—	—	—	—	—	12,207	—	—	—	12,207	—	12,207
Fram stock compensation vesting (note 10)	—	—	—	—	—	—	12,305	—	—	—	12,305	—	12,305
Fram share redemptions (note 12)	—	—	—	—	—	—	(763)	—	—	—	(763)	—	(763)
Dividend	—	—	—	—	—	—	(74,432)	(188,759)	—	4,172	(259,019)	(1,835)	(260,854)
Stock subscriptions receivable issued, net	—	—	—	—	—	—	—	—	—	2,720	2,720	—	2,720
Conversion of Fram shares to HLI	(587,866)	(59)	12,075,000	12	53,321,893	53	(6)	—	—	—	—	—	—
Shares issued to non-employee directors	—	—	9,524	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	24,300	—	—	24,300	26	24,326
Change in unrealized translation	—	—	—	—	—	—	—	—	(1,287)	—	(1,287)	—	(1,287)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	23,013	26	23,039
Balances-September 30, 2015	—	$—	12,084,524	$12	53,321,893	$53	$619,493	$6,470	$(12,625)	$(243)	$613,160	$—	$613,160

	Fram common stock		HLI Class A common stock		HLI Class B common stock
	Shares	$	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Stock subscriptions receivable	Equity attributable to Houlihan Lokey, Inc.	Noncontrolling interest	Total stockholders' equity
Balances – April 1, 2016	—	$—	12,084,524	$12	53,219,303	$53	$637,332	$28,623	$(14,613)	$(247)	$651,160	$—	$651,160
Shares issued	—	—	—	—	1,786,697	2	11,374	—	—	—	11,376	—	11,376
Stock compensation vesting (note 10)	—	—	—	—	—	—	20,048	—	—	—	20,048	—	20,048
Share redemptions (note 12)	—	—	—	—	(71,913)	—	(330)	—	—	—	(330)	—	(330)
Dividends	—	—	—	—	—	—		(22,412)	—	—	(22,412)	—	(22,412)
Stock subscriptions receivable redeemed	—	—	—	—	—	—		—	—	125	125	—	125
Conversion of Class B to Class A shares	—	—	65,766	—	(65,766)	—	—	—	—	—	—	—	—
Shares issued to non-employee directors (note 10)	—	—	9,137	—	—	—	—	—	—	—	—	—	—
Shares forfeited	—	—	—	—	(319,343)	—	—	—	—	—	—	—	—
Adjustment of noncontrolling interest to redeemable value	—	—	—	—	—	—	—	306	—	—	306	—	306
Net income	—	—	—	—	—	—	—	40,287	—	—	40,287	—	40,287
Change in unrealized translation	—	—	—	—	—	—	—	—	(6,184)	—	(6,184)	—	(6,184)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	34,103	—	34,103
Balances-September 30, 2016	—	$—	12,159,427	$12	54,548,978	$55	$668,424	$46,804	$(20,797)	$(122)	$694,376	$—	$694,376

The accompanying notes are an integral part of these unaudited interim financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited) ($ in thousands, except share data)

	Six Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$40,287	$24,326
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax benefit	(2,934)	(473)
Provision for bad debts	1,444	1,721
Depreciation and amortization	4,053	3,145
Compensation expenses – restricted share grants (note 10)	21,982	15,317
Changes in operating assets and liabilities:
Accounts receivable	10,908	652
Unbilled work in process	15,644	(2,535)
Other assets	3,994	(1,216)
Accrued salaries and bonuses	(66,454)	(118,852)
Accounts payable and accrued expenses	715	2,739
Deferred income	2,052	(15)
Income taxes receivable	6,901	16,146
Net cash provided by (used in) operating activities	38,592	(59,045)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(26,596)
Investments in other assets	—	(767)
Changes in receivables from affiliates	19,479	194,607
Purchase of property and equipment	(8,076)	(2,557)
Net cash provided by investing activities	11,403	164,687
Cash flows from financing activities:
Dividends paid	(25,491)	(96,475)
Earnouts paid	(964)	(1,417)
Stock subscriptions receivable redeemed	125	2,720
Loans payable to former shareholders redeemed	(10,834)	—
Repayments of loans to affiliates	(15,000)	—
Borrowings from non-affiliates	65,000	—
Repayments to non-affiliates	(65,000)	—
Other financing activities	(4,775)	(1,043)
Net cash used in financing activities	(56,939)	(96,215)
Effects of exchange rate changes on cash and cash equivalents	(3,158)	(312)
(Decrease) increase in cash and cash equivalents	(10,102)	9,115
Cash and cash equivalents – beginning of period	166,169	88,662
Cash and cash equivalents – end of period	$156,067	$97,777
Supplemental disclosures of noncash activities:
Dividends paid via settlement of receivable from affiliate	$—	$94,520
Dividends paid via distribution of non-cash assets	—	22,800
Dividends paid via loan payable to affiliate	—	45,000
Dividends paid via settlement of employee loans	—	4,172
Taxes paid via settlement of receivable from affiliate	—	901
Shares redeemed via settlement of receivable from affiliate	—	763
Shares issued as consideration for acquisitions	—	10,410
Fully depreciated assets written off	(568)	(339)
Cash paid during the year:
Interest	$1,009	$775
Taxes	21,164	2,693

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
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

(1) BACKGROUND
Houlihan Lokey, Inc. ("Houlihan Lokey," or "HL, Inc." also referred to as the "Company," "we," "our," or "us") is a Delaware corporation that controls the following primary subsidiaries:

•
Houlihan Lokey Capital, Inc., a California corporation ("HL Capital, Inc."), is a wholly owned direct subsidiary of HL, Inc. HL Capital, Inc. is registered as a broker-dealer under Section 15(b) of the Securities Exchange Act of 1934 and a member of the Financial Industry Regulatory Authority, Inc.

•
Houlihan Lokey Financial Advisors, Inc., a California corporation ("HL FA, Inc."), is a wholly owned direct subsidiary of HL, Inc. HL FA, Inc. is a registered investment adviser under the Investment Advisers Act of 1940.

•
Houlihan Lokey (Europe) Limited, a limited company incorporated in England ("HL Europe, Ltd."), is a wholly owned indirect subsidiary of HL, Inc. HL Europe, Ltd. is regulated by the Financial Conduct Authority in the United Kingdom ("U.K.").

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
In addition, prior to the consummation of the IPO, the Company distributed to its existing owners a dividend of $270.0 million, consisting of (i) a short-term note in the aggregate amount of $197.2 million, which was repaid immediately after the consummation of the IPO, and was allocated $94.5 million to ORIX USA and $102.7 million to the HL Holders, (ii) a note to ORIX USA in the amount of $45.0 million (see Note 7), and (iii) certain of our non-operating assets to certain of the HL Holders (consisting of non-marketable minority equity interests in four separate businesses that range in carrying value from $2.5 million to $11.0 million, and valued in the aggregate at approximately $22.8 million as of June 30, 2015, together with $5.0 million in cash to be used to complete a potential additional investment and in the administration of these assets in the future. All issued and outstanding Fram shares were converted to HL, Inc. common stock at a ratio of 10.425 shares for each share of Fram stock. Immediately following the IPO, there were two classes of authorized HL, Inc. common stock: Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. As of September 30, 2016, there were 12,159,427 Class A shares held by the public, of which 18,661 Class A shares are held by non-employee directors, 32,938,647 Class B shares held by the HL Voting Trust, and 21,610,331 Class B shares held by ORIX USA.
The Company did not receive any proceeds from the sale of its Class A common stock in the IPO.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

Expenses related to the corporate reorganization and IPO recorded in the consolidated statements of comprehensive income include the following:

•
$6,768 and $12,783 of professional service and other third-party fees and expenses associated with Houlihan Lokey’s IPO, corporate reorganization, spin-out of non-operating assets, shareholder solicitation process and other related activities for the three and six-month periods ended September 30, 2015, respectively;

•
$3,592 and $7,097 of compensation expenses associated with the amortization of restricted stock granted in connection with the IPO for the three and six-month periods ended September 30, 2016, respectively, and $1,046 for the three and six-month period ended September 30, 2015; amortization expense of restricted stock granted in connection with the IPO is being recognized over a four and one-half year vesting period; and

•
$2,884 and $5,909 of compensation expenses associated with the accrual of certain deferred cash payments granted in connection with the IPO for the three and six-month periods ended September 30, 2016, respectively, and $1,398 for the three and six-month periods ended September 30, 2015; accrual expense of deferred cash payments granted in connection with the IPO is being recognized over a four and one-half year vesting period.

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

•
Financial Advisory Services primarily provides valuations of various assets including: companies, illiquid debt and equity securities, and intellectual property (among other assets and liabilities). These valuations are used for financial reporting, tax reporting, and other purposes. In addition, our Financial Advisory Services business segment renders fairness opinions in connection with mergers and acquisitions and other transactions, and solvency opinions in connection with corporate spin-offs and dividend recapitalizations, and other types of financial opinions in connection with other transactions. Also, our Financial Advisory Services business segment provides dispute resolution services to clients where fees are usually based on the hourly rates of our financial professionals. Lastly, our Financial Advisory Services business segment provides strategic consulting services to clients where fees are either fixed or based on the hourly rates of our consulting professionals. Unlike our Corporate Finance or Financial Restructuring segments, the fees generated in our Financial Advisory Services segment are generally not contingent on the successful completion of a transaction.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC") and include all information and footnotes required for consolidated financial statement presentation. The results of operations for the three and six months ended September 30, 2016 are not necessarily indicative of the results of operations to be expected for the year ending March 31, 2017. The unaudited interim consolidated financial statements and notes to consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2016.

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
The majority of the Company’s operating expenses are related to compensation for employees, which includes the amortization of the relevant portion of the Company’s share-based incentive plans (note 10). Other examples of operating expenses include: travel, meals and entertainment; rent; depreciation and amortization; information technology and communications; professional fees; and other operating expenses, which include such items as office expenses, business license and registration fees, non-income-related taxes, legal expenses, related-party support services, and charitable contributions. During the three months ended September 30, 2016 and 2015, the Company received reimbursements of $7,082 and $7,946, respectively, and during the six months ended September 30, 2016 and 2015, the Company received reimbursements of $14,561 and $12,028, respectively, from customers for out-of-pocket expenses incurred by the Company that are presented net against the related expenses in the accompanying consolidated statements of comprehensive income.

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
From time to time, we have entered into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. In September 2016, we entered in to a foreign currency forward contract between the U.S. dollar and pound sterling with an aggregate notional value of $3.0 million and with a fair value representing a gain included in other operating expenses of $0.2 million during the three months ended September 30, 2016.

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
Cash and cash equivalents include cash held at banks and highly liquid investments with original maturities of three months or less. As of September 30, 2016 and March 31, 2016, the Company had cash balances with banks in excess of insured limits. The Company has not experienced any losses in its cash accounts and believes it is not exposed to any significant credit risk with respect to cash and cash equivalents.
Although not classified as cash and cash equivalents, included in the Company’s receivable from affiliates (note 3), are amounts due on demand, which generally arose from the transfer of available cash from HL, Inc. to ORIX USA and

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

affiliates of ORIX USA. The amount due from ORIX USA was repaid in August 2015 and the amount due from an affiliate of ORIX USA with an outstanding balance of $20,136 as of March 31, 2016 was repaid in full in May 2016.

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

(j)	Income Taxes
Prior to the IPO, ORIX USA and its subsidiaries, including the Company, filed consolidated federal income tax returns and separate returns in state and local jurisdictions and did so for fiscal 2016 through the date of the IPO. The Company reported income tax expense as if it filed separate returns in all jurisdictions. Following the IPO, the Company files a consolidated federal income tax return separate from ORIX USA, as well as consolidated and separate returns in state and local jurisdictions, and the Company reports income tax expense on this basis.

(k)	Goodwill and Intangible Assets
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
When HL CA was acquired by Fram in January 2006, approximately $392,600 of goodwill and $192,210 of indefinite-lived intangible assets were generated and recognized. In accordance with ASC Topic 805, Business Combinations, since HL CA was wholly owned by Fram, this goodwill and all other purchase accounting-related adjustments were pushed down to the Company’s reporting level. Through both foreign and domestic acquisitions made directly by HL CA and the Company since 2006, additional goodwill of approximately $122,905, inclusive of foreign currency translations, has been recognized.
Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. Goodwill is reviewed for impairment in accordance with Accounting Standards Update (ASU) No. 2011-08, Testing Goodwill for Impairment, which permits management to make a qualitative assessment of whether it is more likely than not that one of its reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If management concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then management would not be required to perform the two-step impairment test for that reporting unit. If the assessment indicates that it is more likely than not that the reporting unit’s fair value is less than its carrying value, management must test further for impairment utilizing a two-step process. Step 1 compares the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds the estimated fair value, an impairment exists and is measured in Step 2 as the excess of the recorded amount of goodwill over the implied fair value of goodwill resulting from the valuation of the reporting unit. Impairment testing of goodwill requires a significant amount of judgment in assessing qualitative factors and estimating the fair value of the reporting unit, if necessary. The fair value is determined using an estimated market value approach, which considers estimates of future after tax cash flows, including a terminal value based on market earnings multiples, discounted at an appropriate market rate. As of and during the three and six-month periods ended September 30, 2016 and 2015, management has concluded that it is not more likely than not that the Company’s reporting units’ fair value is less than its carrying amount and no further impairment testing had been considered necessary.
Indefinite-lived intangible assets are reviewed annually for impairment in accordance with ASU 2012-02, Testing Indefinite-lived Intangible Assets for Impairment, which provides management the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. As of and during the three and six-month periods ended September 30, 2016 and 2015, management has concluded that it is not more likely than not that the fair values were less than the carrying values.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group (inclusive of other long-lived assets) be tested for possible impairment, management first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of and during the three and six months ended September 30, 2016 and 2015, no events or changes in circumstances were identified that indicated that the carrying amount of the finite-lived intangible assets were not recoverable.

(l)	Fair Value Measurements
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

(m)	Recent Accounting Pronouncements
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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

In February 2016, the FASB issued ASU No. 2016-02, Leases. The amendments in this ASU requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right-of-use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonable certain to exercise an option to extend the lease, exercise a purchase option, or not exercise an option to terminate the lease. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018 (year ended March 31, 2020 for the Company). Early application is permitted. The Company is currently evaluating the impact on its operating results and financial position. Management is currently evaluating the impact of the adoption of ASU No. 2016-02 but anticipates that such adoption will not have a material impact on its operating results and financial position.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU include eight specific guidance for cash flow classification issues for (1) debt prepayment or debt extinguishment costs, (2) debt instruments with coupon interest rates, (3) contingent consideration payments made after a business combination, (4) settlement proceeds from insurance claims, (5) settlement proceeds from corporate-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions, and (8) classification of cash receipts and payments that have aspects of more than one class of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017 (year ended March 31, 2019 for the Company). The Company is currently evaluating the impact on its operating results and financial position. Management does not believe this guidance will have a material impact on the consolidated financial statements and related disclosures.
(3) RELATED‑PARTY TRANSACTIONS
The Company provides financial advisory services to ORIX USA and its affiliates and received fees for these services totaling approximately $227 and $0 during the three months ended September 30, 2016 and 2015, respectively, and $547 and $0 during the six months ended September 30, 2016 and 2015, respectively.
The Company provides certain management and other administrative services for the Company's unconsolidated entities and receive fees for these services totaling approximately $216 during both three and six months ended September 30, 2016 and $0 for the same periods in 2015.
Prior to the IPO, ORIX USA performed certain management, accounting, legal, regulatory, and other administrative services for the benefit of the Company. ORIX USA charged the Company a management fee for these services. Management fee expense incurred by the Company related to these services was approximately $220 and $660 for the three and six months ended September 30, 2015, respectively, which is included in other operating expenses in the accompanying consolidated statements of comprehensive income. In connection with the IPO, ORIX USA and the Company entered into a Transition Services Agreement, pursuant to which ORIX USA provides services for Sarbanes-Oxley compliance, internal audit, and other services for specified fees. Expenses incurred by the Company related to these services were approximately $170 and $269 for the three and six month periods ended September 30, 2016 and are included in professional fees in the accompanying consolidated statements of comprehensive income. To the extent that ORIX USA and its affiliates pay for expenses of the Company, ORIX USA is reimbursed for such payments by the Company.
Prior to the IPO, the receivable from affiliates generally arose from cumulative cash transferred by the Company to ORIX USA or affiliates of ORIX USA. Affiliate charges and reimbursements were generally settled through the receivable from affiliates account. The receivable from ORIX USA was due on demand and bore interest at a variable rate. In August 2015, prior to the IPO

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

the receivable from ORIX USA was repaid in full; however, the receivable from an affiliate of ORIX USA with an outstanding balance of $20,136 and that bore interest at a variable rate that was approximately 2.13% as of March 31, 2016, was repaid in full in May 2016. Interest income earned by the Company related to these receivables from affiliates was approximately $0 and $223 for the three months ended September 30, 2016 and 2015, respectively, and $33 and $1,236 for the six months ended September 30, 2016 and 2015, respectively.
In November 2015, the Company entered into a joint venture arrangement with Leonardo & Co. NV, a European-based investment banking firm ("Leonardo") in relation to Leonardo's Italian business by means of acquisition of a minority (49%) interest. In conjunction with this transaction, a subsidiary of the Company loaned the joint venture 5.5 million euro which is included in receivable from affiliates and which bears interest at 1.5% and matures no later than November 2025. Interest income earned by the Company related to this receivable from affiliate was approximately $18 and $46 for the three and six months ended September 30, 2016, respectively.
The Company paid a dividend to its shareholders quarterly, a portion of which was paid to ORIX USA of approximately $7,348 for the six months ended September 30, 2016.
(4) ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Balance-Beginning	$6,676	$6,404	$4,266	$4,625
Provision for bad debt	705	(685)	1,444	1,721
Recovery of uncollectible accounts	466	—	2,137	—
Write-off of uncollectible accounts	—	(721)	—	(1,348)
Balance-Ending	$7,847	$4,998	$7,847	$4,998

(5) PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation consist of the following:

	Useful Lives	September 30, 2016	March 31, 2016
Equipment	5 Years	$6,445	$5,768
Furniture and fixtures	5 Years	19,795	19,158
Leasehold improvements	10 Years	22,545	16,987
Computers and software	3 Years	11,876	11,215
Other	N/A	1,041	1,043
Total cost		61,702	54,171
Less accumulated depreciation		(33,987)	(32,470)
Total net book value		$27,715	$21,701
Additions to property and equipment during the six months ended September 30, 2016 were primarily related to costs incurred to furnish new leased office space.
Depreciation expense of approximately $1,408 and $1,143 was recognized during the three months ended September 30, 2016 and 2015, respectively, and $2,629 and $2,196 was recognized during the six months ended September 30, 2016 and 2015, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

(6) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangibles consist of the following.

	Useful Lives	September 30, 2016	March 31, 2016
Goodwill	Indefinite	$515,505	$518,679
Tradename-Houlihan Lokey	Indefinite	192,210	192,210
Other intangible assets	Varies	14,646	14,939
Total cost		722,361	725,828
Less accumulated amortization		(10,213)	(8,460)
Total net book value (before taxes)		$712,148	$717,368
Deferred tax liability		(77,184)	(77,184)
Total net book value		$634,964	$640,184
Goodwill attributable to the Company’s business segments are as follows:

Business Segments	April 1, 2016	Changes (a)	September 30, 2016
Corporate Finance	$270,034	$(2,370)	$267,664
Financial Restructuring	163,561	(804)	162,757
Financial Advisory Services	85,084	—	85,084
Total	$518,679	$(3,174)	$515,505

(a)	Changes were solely related to foreign currency translation adjustments.
Amortization expense of approximately $974 and $570 was recognized for the three months ended September 30, 2016 and 2015, respectively, and $1,992 and $949 was recognized for the six months ended September 30, 2016 and 2015, respectively. The estimated future amortization for amortizable intangible assets for each of the next five years are as follows:

Year Ended March 31,
Remainder of 2017	$1,166
2018	1,340
2019	573
2020	569
2021	208

(7) LOANS PAYABLE
Loan payable to affiliate - In August 2015, prior to the IPO the Company paid a dividend to its shareholders, a portion of which was paid to ORIX USA in the form of a $45 million note that bears interest at a rate of LIBOR plus 165 basis points. The Company paid interest on the note of $214 and $104 for the three months ended September 30, 2016 and 2015, respectively, and $470 and $104 for the six months ended September 30, 2016 and 2015, respectively. Beginning on June 30, 2016, the Company was required to make quarterly repayments of principal in the amount of $7.5 million, with the remaining principal amount due on the second anniversary of the completion of the IPO.
In August 2015, the Company entered into a revolving line of credit with Bank of America, N.A., which allows for borrowings of up to $75.0 million and matures in August 2017. Borrowings under this facility bear interest at an annual rate of LIBOR plus 1.00% and the agreement governing this facility contains debt covenants which require that the Company maintain

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

certain financial ratios. As of September 30, 2016, no principal was outstanding under the line of credit and for the three and six months ended September 30, 2016, the Company paid interest of $138 and $288, respectively, under the line of credit.

Prior to the IPO, Fram maintained certain loans payable to former shareholders consisting of unsecured notes payable which were transferred to the Company in conjunction to the IPO. As of September 30, 2016, the interest rate on the individual notes was 2.15% and the maturity dates range from 2016 to 2027. The Company plans to pay off these loans before the maturity dates. The Company incurred interest expense on these notes of $43 and $113 during the three months ended September 30, 2016 and 2015, respectively, and $132 and $113 during the six months ended September 30, 2016 and 2015, respectively.

In November 2015, the Company acquired the investment banking operations of Leonardo in Germany, the Netherlands, and Spain. Total consideration included an unsecured loan of 14.0 million euro payable on November 16, 2040, which is included in loan payable to non-affiliates in the accompanying consolidated balance sheet. This loan bears interest at an annual rate of 1.50%. For the three and six months ended September 30, 2016, the Company incurred $59 and $118 in interest expense on this loan, respectively.
See note 13 for aggregated 5-year maturity table on loans payable.
(8) OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS
The only component of other comprehensive income relates to foreign currency translation adjustments of $(2,318) and $(1,694) for the three months ended September 30, 2016 and 2015, respectively, and $(6,184) and $(1,287) for the six months ended September 30, 2016 and 2015, respectively. The change in foreign currency translation had a negative impact on the consolidated statements of comprehensive income during the three and six months ended September 30, 2016, which was negatively impacted by the vote in the U.K. to withdraw from the European Union. There will be a two-year time period in which the terms of withdrawal will be negotiated and there may be impacts on our European business that are unknown at this time. We believe the change in foreign currency translation will become more volatile, but we do not expect this to have a material impact on our operating results and financial position.
Accumulated other comprehensive loss at September 30, 2016 was comprised of the following:

Balance, April 1, 2016	$(14,613)
Foreign currency translation loss	(6,184)
Balance, September 30, 2016	$(20,797)

(9) INCOME TAXES
The Company’s provision for income taxes were $13,352 and $25,894 for the three and six months ended September 30, 2016, respectively, and $7,849 and $17,879 for the three and six months ended September 30, 2015, respectively. This represents effective tax rates of 39.0% and 39.1% for the three and six months ended September 30, 2016, respectively and 45.9% and 42.4% for the three and six months ended September 30, 2015, respectively. The decrease in the Company’s tax rate during the three and six month periods ended September 30, 2016 relative to the same periods in 2015 was primarily as a result of the expected growth and improved profitability of our non-U.S. business in fiscal 2017.
(10) EMPLOYEE BENEFIT PLANS

(a)	Defined Contribution Plans
The Company sponsors a 401(k) defined contribution savings plan for its domestic employees and defined contribution retirement plans for its international employees. The Company contributed approximately $386 and $368 during the three months ended September 30, 2016 and 2015, respectively, and $835 and $748 during the six months ended September 30, 2016 and 2015, respectively, to these defined contribution plans.

(b)	Share-Based Incentive Plans

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

Prior to the IPO, HL CA had no stock-based incentive compensation plans; however, during the period it was a subsidiary of Fram, certain employees of HL CA were granted restricted shares of Fram. Compensation expenses related to these shares was recorded at the HL CA level as it was related to services provided by its employees. Under its 2006 incentive plan (the "2006 Incentive Plan"), Fram granted restricted share awards to employees of the Company as a component of annual incentive pay and occasionally in conjunction with new hire employment. Under 2006 Incentive Plan, awards typically vested after three years of service from the date of grant. Prior to the IPO, the grant-date fair value of each award was determined by Fram's board of directors using input from a third party, which used a combination of historical and forecasted results and market data. The methods used to estimate the fair value of Fram shares included the market approach and the income approach. For a further discussion related to the methods used, please see the Company's Annual Report on Form 10-K for the year ended March 31, 2016. In addition, the stock grants to employees of the Company in connection with the IPO were made under the 2006 Incentive Plan (note 1).
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
The share awards are classified as equity awards at the time of grant unless the number of shares granted is unknown. Award offers that are settleable in shares based upon a future determinable stock price are classified as a liability until the price is established and the resulting number of shares is known, at which time they are re-classified from liabilities to equity awards. Activity in equity classified share awards which relate to the 2006 Incentive Plan and the 2016 Incentive Plan during the six months ended September 30, 2016 and 2015 is as follows:

Nonvested share awards	Shares	Weighted average grant date fair value
Balance at April 1, 2015	2,983,999	$12.85
Granted	4,403,948	21.00
Vested	(1,379,248)	12.87
Forfeited	(4,253)	12.87
September 30, 2015	6,004,446	$18.82

Balance at April 1, 2016	5,903,168	$18.80
Granted	1,768,718	25.15
Vested	(1,738,902)	17.50
Forfeited	(319,343)	20.64
September 30, 2016	5,613,641	$21.1

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

Activity in liability classified share awards during the six months ended September 30, 2016 and 2015 is as follows:

Awards settleable in shares	Fair value
Balance at April 1, 2015	$14,984
Offer to grant	33,602
Share price determined-converted to cash payments	(6,244)
Share price determined-transferred to equity grants	(26,402)
Balance at September 30, 2015	$15,940

Balance at April 1, 2016	$13,982
Offer to grant	1,709
Share price determined-converted to cash payments	(1,687)
Share price determined-transferred to equity grants	(4,752)
Forfeited	(17)
Balance at September 30, 2016	$9,235
Compensation expenses for the Company associated with these awards totaled $10,640 and $8,038 for the three months ended September 30, 2016 and 2015, respectively, and $21,982 and $15,317 for the six months ended September 30, 2016 and 2015, respectively. At September 30, 2016, there was $104,818 of total unrecognized compensation cost related to unvested share awards granted under the 2006 Incentive Plan and 2016 Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.63 years.
(11) FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair values of the financial instruments represent the amounts that would be received to sell assets or that would be paid to transfer liabilities in an orderly transaction between market participants as of a specified date. Fair value measurements maximize the use of observable inputs; however, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in the circumstances, including expected cash flows and appropriately risk-adjusted discount rates, as well as available observable and unobservable inputs.
The carrying value of cash and cash equivalents, accounts receivable, unbilled work in process, receivables from affiliates, prepaid expenses, accounts payable, accrued expenses, and deferred income approximates fair value due to the short maturity of these instruments.
The carrying value of the loan payable to affiliate, loans payable to former shareholders and an unsecured loan which is included in loan to non-affiliates, approximates fair value due to the variable interest rate borne by those instruments.
(12) STOCKHOLDERS' EQUITY

(a)	Fram Shares
As described in note 10, the Company’s former parent, Fram, granted compensatory restricted shares to certain employees of the Company under the 2006 Incentive Plan. Prior to the IPO, ORIX USA had the right, but not the obligation, to purchase shares to maintain its majority effective ownership of the Company and had purchased $0 for both six months ended September 30, 2016 and 2015. As described in note 1, all Fram shares were converted to shares of the Company's Class B common stock in connection with the corporate reorganization that preceded the IPO.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

(b)	Class A Common Stock
In conjunction with the Company's IPO, 12,075,000 Class A shares were sold to the public by existing shareholders and 9,524 Class A shares were issued to non-employee directors. During the six months ended September 30, 2016, an additional 9,137 shares were issued to non-employee directors and 65,766 shares were converted from Class B to Class A. Each share of Class A common stock is entitled to one vote per share.

(c)	Class B Common Stock
Each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. As of September 30, 2016, there were 32,938,647 Class B shares held by the HL Voting Trust and 21,610,331 Class B shares held by ORIX USA.

(d)	Dividends
Approximately $5,648 and $7,044 of dividends previously declared related to unvested shares were unpaid at September 30, 2016 and 2015, respectively.

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
(13) COMMITMENTS AND CONTINGENCIES
The Company has been named in various legal actions arising in the normal course of business. In the opinion of the Company, in consultation with legal counsel, the final resolutions of these matters are not expected to have a material adverse effect on the Company’s financial condition, operations and cash flows.
Our obligation under the loan payable to affiliate is subordinated to our obligations under the revolving credit facility with Bank of America, N.A. The scheduled aggregate repayments of the loan payable to affiliate, the loans payable to former shareholders, and the loan payable to non-affiliate are as follows:

Year ended March 31:
Remainder of 2017	$15,752
2018	17,444
2019	989
2020	655
2021	575
2022 and thereafter	15,819
Total	$51,234

The Company also provides routine indemnifications relating to certain real estate (office) lease agreements under which it may be required to indemnify property owners for claims and other liabilities arising from the Company’s use of the applicable

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

premises. In addition, the Company guarantees the performance of its subsidiaries under certain office lease agreements. The terms of these obligations vary, and because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the maximum amount that it could be obligated to pay under such contracts. Based on historical experience and evaluation of specific indemnities, management believes that judgments, if any, against the Company related to such matters are not likely to have a material effect on the consolidated financial statements. Accordingly, the Company has not recorded any liability for these obligations as of September 30, 2016 or March 31, 2016.
In addition, an acquisition made in December 2012 included contingent consideration with carrying value of $0 and $1,396 as of September 30, 2016 and 2015, respectively, which is included in other liabilities in the accompanying consolidated balance sheets. An acquisition made in January 2015 included contingent consideration with a carrying value of $2,543 and $2,393, respectively, as of September 30, 2016 and 2015, and non-contingent consideration with a carrying value of $3,139 and $3,204, respectively, as of September 30, 2016 and 2015, which are included in other liabilities in the accompanying consolidated balance sheet.
Straight-line rent expense under noncancelable operating lease arrangements and the related operating expenses were approximately $6,473 and $4,563 for the three months ended September 30, 2016 and 2015, respectively, and $13,296 and $9,028 for the six months ended September 30, 2016 and 2015, respectively. The approximate future minimum annual noncancelable rental commitments required under these agreements with initial terms in excess of one year are as follows:

Year ended March 31:
Remainder of 2017	$9,925
2018	20,374
2019	20,188
2020	19,456
2021	19,418
2022 and thereafter	62,458
Total	$151,819
(14) SEGMENT AND GEOGRAPHICAL INFORMATION
The Company’s reportable segments are described in note 1 and each are individually managed and provide separate services which require specialized expertise for the provision of those services. Revenues by segment represent fees earned on the various services offered within each segment. Segment profit represents each segment’s profit, which consists of segment revenues, less (1) direct expenses including compensation, employee recruitment, travel, meals and entertainment, professional fees, and bad debt and (2) expenses allocated by headcount such as communications, rent, depreciation and amortization, and office expense. The corporate expense category includes costs not allocated to individual segments, including charges related to incentive compensation and share-based payments to corporate employees, as well as expenses of senior management and corporate departmental functions managed on a worldwide basis including accounting, human resources, human capital management, marketing, information technology, compliance and legal. The following tables present information about revenues, profit and assets by segment and geography.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Revenues by segment:
Corporate Finance	$100,207	$89,931	$196,243	$168,328
Financial Restructuring	56,862	40,930	113,192	79,923
Financial Advisory Services	29,468	27,519	57,876	56,395
Total segment revenues	$186,537	$158,380	$367,311	$304,646
Segment profit
Corporate Finance	$27,722	$20,758	$51,094	$44,184
Financial Restructuring	14,174	10,872	30,878	20,491
Financial Advisory Services	6,535	6,372	13,270	13,098
Total segment profit	48,431	38,002	95,242	77,773
Corporate expenses	(13,454)	(20,853)	(27,404)	(36,635)
Other (expenses) income, net	(749)	(45)	(1,657)	1,067
Income before provision for income taxes	$34,228	$17,104	$66,181	$42,205

	September 30, 2016	March 31, 2016
Assets by segment:
Corporate Finance	$305,448	$309,605
Financial Restructuring	171,462	196,473
Financial Advisory Services	109,256	111,637
Total segment assets	586,166	617,715
Corporate assets	421,834	453,169
Total assets	$1,008,000	$1,070,884

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Revenues by geography:
United States	$162,553	$140,326	$330,009	$275,575
International	23,984	18,054	37,302	29,071
Total revenues	$186,537	$158,380	$367,311	$304,646

	September 30, 2016	March 31, 2016
Assets by geography:
United States	$651,087	$721,937
International	356,913	348,947
Total assets	$1,008,000	$1,070,884
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
The following discussion should be read together with our consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. We have made statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “intends,” “predicts,” “potential” or “continue,” the negative of these terms or other similar expressions. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including but not limited to the factors listed under the heading “Cautionary Note Regarding Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended March 31, 2016. In particular, you should also consider the numerous risks outlined under “Risk Factors” in the Prospectus filed with the SEC on August 14, 2015 (our "IPO Prospectus"), our Annual Report on Form 10-K and our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on November1, 2016. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements speak only as of the date of this filing. You should not rely upon forward-looking statements as a prediction of future events. We are under no duty to and we do not undertake any obligation to update or review any of these forward-looking statements after the date of this filing to conform our prior statements to actual results or revised expectations whether as a result of new information, future developments or otherwise.

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
Financial Advisory Services primarily provides valuations of various assets including: companies, illiquid debt and equity securities, and intellectual property (among other assets and liabilities). These valuations are used for financial reporting, tax reporting, and other purposes. In addition, our Financial Advisory Services business segment renders fairness opinions in connection with mergers and acquisitions and other transactions, and solvency opinions in connection with corporate spin-offs and dividend recapitalizations, and other types of financial opinions in connection with other transactions. Also, our Financial Advisory Services business segment provides dispute resolution services to clients where fees are usually based on the hourly rates of our financial professionals. Lastly, our Financial Advisory Services business segment provides strategic consulting services to clients where fees are either fixed or based on the hourly rates of our consulting professionals. Unlike our Corporate Finance or Financial Restructuring segments, the fees generated in our Financial Advisory Services segment are generally not contingent on the successful completion of a transaction.
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
Other (Expenses) Income, net
Other (expenses) income, net includes (i) interest income earned on non-marketable securities, cash and cash equivalents, loans receivable from affiliates and employee loans, (ii) interest expense and/or gains or losses associated with our Revolving Credit Facility (defined herein), the loan payable to affiliate and loans payable to former shareholders, (iii) interest expense on the loan payable to non-affiliate, (iv) equity income and/or gains or losses from funds and partnership interests where we have more than a minor ownership interest or more than minor influence over operations but do not have a controlling interest and are not the primary beneficiary, and (v) net income from investments in unconsolidated entities, which primarily represents the income associated with persons other than Houlihan Lokey that are our co-investors in a consolidated subsidiary that holds an equity method investment in an unconsolidated entity.
Results of Consolidated Operations
The following is a discussion of our results of operations for the three and six months ended September 30, 2016 and 2015. For a more detailed discussion of the factors that affected the revenues and the operating expenses of our Corporate Finance, Financial Restructuring and Financial Advisory Services business segments in these periods, see Part I, Item 2 of this Form 10-Q under the heading “Business Segments” below.

	Three Months Ended September 30,			Six Months Ended September 30,
($ in thousands)	2016	2015	Change	2016	2015	Change
Fee Revenue	$186,537	$158,380	18%	$367,311	$304,646	21%
Operating expenses:
Employee compensation and benefits	124,902	111,256	12%	246,706	204,945	20%
Non-compensation expenses	26,658	29,687	(10)%	52,767	58,484	(10)%
Total operating expenses	151,560	140,943	8%	299,473	263,429	14%
Operating Income	34,977	17,437	101%	67,838	41,217	65%
Other (expenses) income, net	(749)	(333)	125%	(1,657)	988	(268)%
Income before provision for income taxes	34,228	17,104	100%	66,181	42,205	57%
Provision for income taxes	13,352	7,849	70%	25,894	17,879	45%
Net income	20,876	9,255	126%	40,287	24,326	66%
Net (loss) attributable to noncontrolling interests	—	—	NM	—	(26)	(100)%
Net income attributable to Houlihan Lokey, Inc.	$20,876	$9,255	126%	$40,287	$24,300	66%
NM = not meaningful

Three Months Ended September 30, 2016 versus September 30, 2015
Fee revenue was $186.5 million for the three months ended September 30, 2016, compared with $158.4 million for the three months ended September 30, 2015, representing an increase of 18%. For the three months ended September 30, 2016, Corporate Finance revenues increased 11%, Financial Restructuring revenues increased 39% and Financial Advisory Services revenues increased 7%, compared with the three months ended September 30, 2015.
Operating expenses were $151.6 million for the three months ended September 30, 2016, compared with $140.9 million for the three months ended September 30, 2015, an increase of 8%. Employee compensation and benefits expenses, as a component of operating expenses, were $124.9 million for the three months ended September 30, 2016, compared with $111.3 million for the three months ended September 30, 2015, an increase of 12%. The increase in employee compensation and benefits expenses was primarily due to the growth in revenues for the quarter, partially offset by the change on October 1, 2015 from a revenue sharing model to a targeted Adjusted Awarded Compensation Ratio of between 65% and 66%. The Compensation Ratio was 67% for the three months ended September 30, 2016, compared with 70% for the three months ended September 30, 2015. Non-compensation expenses, as a component of operating expenses, were $26.7 million for the three months ended September 30, 2016, compared with $29.7 million for the three months ended September 30, 2015, a decrease of 10%. The decrease in non-compensation expenses was primarily a result of second quarter fiscal 2016 costs that did not occur during the current period, primarily related to professional service and transaction expenses associated with our IPO, as well as corporate reorganization and related activities of $6.8 million. Acquisition-related amortization of intangible assets are a component of non-compensation expenses and were $1.0 million for the three months ended September 30, 2016 compared with $0.6 million for the three months ended September 30, 2015.
Other (expenses) income, net were $(0.7) million for the three months ended September 30, 2016 compared with $(0.3) million for the three months ended September 30, 2015. The increase in other (expenses) income, net was primarily a result of lower interest income generated on lower cash balances held by ORIX for the quarter.

The provision for income taxes for the three months ended September 30, 2016 was $13.4 million, which reflected an effective tax rate of 39.0%. The provision for income taxes for the three months ended September 30, 2015 was $7.8 million, which reflected an effective tax rate of 45.9%. The decrease in the effective tax rate was primarily as a result of (i) the expected growth and improved profitability of our non-U.S. business in fiscal 2017 and (ii) a significant portion of the professional services fees associated with the IPO being non-tax deductible that only occurred for the three months ended September 30, 2015.

Six Months Ended September 30, 2016 versus September 30, 2015
Fee revenue was $367.3 million for the six months ended September 30, 2016, compared with $304.6 million for the six months ended September 30, 2015, representing an increase of 21%. For the six months ended September 30, 2016, Corporate Finance revenues increased 17%, Financial Restructuring revenues increased 42% and Financial Advisory Services revenues increased 3%, compared with the six months ended September 30, 2015.
Operating expenses were $299.5 million for the six months ended September 30, 2016, compared with $263.4 million for the six months ended September 30, 2015, an increase of 14%. Employee compensation and benefits expenses, as a component of operating expenses, were $246.7 million for the six months ended September 30, 2016, compared with $204.9 million for the six months ended September 30, 2015, an increase of 20%. The increase in employee compensation and benefits expenses was primarily due to the growth in revenues for the year-to-date period. The Compensation Ratio was 67% for the both the six months ended September 30, 2016 and the six months ended September 30, 2015. Non-compensation expenses, as a component of operating expenses, were $52.8 million for the six months ended September 30, 2016, compared with $58.5 million for the six months ended September 30, 2015, a decrease of 10%. The decrease in non-compensation expenses was primarily a result of year-to-date fiscal 2016 costs that did not occur during the current period, primarily related to professional service and transaction expenses associated with our IPO, as well as corporate reorganization and related activities of $12.8 million. Acquisition-related amortization of intangible assets are a component of non-compensation expenses and were $2.0 million for the six months ended September 30, 2016 compared with $0.9 million for the six months ended September 30, 2015.
Other (expenses) income, net were $(1.7) million for the six months ended September 30, 2016 compared with $1.0 million for the six months ended September 30, 2015. The change in other (expenses) income, net was primarily a result of (i) lower interest income generated on lower cash balances held by ORIX for the year-to-date period, (ii) increased interest expense associated with the Revolving Credit Facility (defined herein) and the ORIX Note (defined herein) that did not exist during the prior year-to-date period, and (iii) start-up losses associated with our Australian joint venture that was partially offset by our Italian joint venture income.
The provision for income taxes for the six months ended September 30, 2016 was $25.9 million, which reflected an effective tax rate of 39.1%. The provision for income taxes for the six months ended September 30, 2015 was $17.9 million, which reflected an effective tax rate of 42.4%. The decrease in the effective tax rate was primarily as a result of (i) the expected growth and improved profitability of our non-U.S. business in fiscal 2017 and (ii) a significant portion of the professional services fees associated with the IPO being non-tax deductible that only occurred for the six months ended September 30, 2015.

Business Segments
The following table presents revenues, expenses and contributions from our continuing operations by business segment. The revenues by segment represents each segment’s revenues, and the profit by segment represents profit for each segment before corporate expenses, other expenses (income), net, and income taxes.

	Three Months Ended September 30,			Six Months Ended September 30,
($ in thousands)	2016	2015	Change	2016	2015	Change
Revenues by Segment
Corporate Finance	$100,207	$89,931	11%	$196,243	$168,328	17%
Financial Restructuring	56,862	40,930	39%	113,192	79,923	42%
Financial Advisory Services	29,468	27,519	7%	57,876	56,395	3%
Total Segment Revenues	186,537	158,380	18%	367,311	304,646	21%
Segment Profit(1)
Corporate Finance	27,722	20,758	34%	51,094	44,184	16%
Financial Restructuring	14,174	10,872	30%	30,878	20,491	51%
Financial Advisory Services	6,535	6,372	3%	13,270	13,098	1%
Total Segment Profit	48,431	38,002	27%	95,242	77,773	22%
Corporate Expenses	(13,454)	(20,853)	(35)%	(27,404)	(36,635)	(25)%
Other (Expenses) Income, net	(749)	(45)	NM	(1,657)	1,067	(255)%
Income Before Provision for Income Taxes	$34,228	$17,104	100%	$66,181	$42,205	57%

Segment Metrics:
Number of Managing Directors(2)
Corporate Finance	91	88	3%	91	88	3%
Financial Restructuring	43	40	8%	43	40	8%
Financial Advisory Services	34	33	3%	34	33	3%
Number of Closed Transactions/Fee Events(3)
Corporate Finance	56	30	87%	104	70	49%
Financial Restructuring	12	10	20%	22	21	5%
Financial Advisory Services	437	467	(6)%	701	663	6%
NM = not meaningful

(1)
We adjust the compensation expenses for a business segment in situations where an employee assigned to one business segment is performing work in another business segment, and we want to adequately reflect the compensation expenses in the business segment where the revenue is being booked.

(2)	As of period end.

(3)	Fee Events applicable to FAS only; a Fee Event includes any engagement that involves revenue activity during the measurement period.

Corporate Finance
Three Months Ended September 30, 2016 versus September 30, 2015
Revenues for Corporate Finance were $100.2 million for the three months ended September 30, 2016, compared with $89.9 million for the three months ended September 30, 2015, representing an increase of 11%. The increase in revenues was a result of a greater number of transaction closings for the three months ended September 30, 2016, compared with the three months ended September 30, 2015. CF closed 56 transactions in the three months ended September 30, 2016, versus 30 transactions in the three months ended September 30, 2015.
Segment profit for Corporate Finance was $27.7 million for the three months ended September 30, 2016, compared with $20.8 million for the three months ended September 30, 2015. Profitability increased as a result of (i) higher revenues, and (ii) lower compensation expenses as a result of the change on October 1, 2015 to a targeted Adjusted Awarded Compensation Ratio of between 65% and 66%.

Six Months Ended September 30, 2016 versus September 30, 2015
Revenues for Corporate Finance were $196.2 million for the six months ended September 30, 2016, compared with $168.3 million for the six months ended September 30, 2015, representing an increase of 17%. The increase in revenues was a result of a greater number of transaction closings for the six months ended September 30, 2016, compared with the six months ended September 30, 2015. CF closed 104 transactions in the six months ended September 30, 2016, versus 70 transactions in the six months ended September 30, 2015.
Segment profit for Corporate Finance was $51.1 million for the six months ended September 30, 2016, compared with $44.2 million for the six months ended September 30, 2015. Profitability increased primarily as a result of higher revenues.
Financial Restructuring
Three Months Ended September 30, 2016 versus September 30, 2015
Revenues for Financial Restructuring were $56.9 million for the three months ended September 30, 2016, compared with $40.9 million for the three months ended September 30, 2015, representing an increase of 39%. The increase in revenues was primarily driven by a significant increase in the average transaction fee per closed transaction compared to the same quarter last year. FR closed 12 transactions in the three months ended September 30, 2016 versus 10 transactions in the three months ended September 30, 2015.
Segment profit for Financial Restructuring was $14.2 million for the three months ended September 30, 2016, compared with $10.9 million for the three months ended September 30, 2015, an increase of 30%. Profitability increased primarily as a result of higher revenues, which was partially offset by higher compensation expenses as a result of the vesting of pre-IPO grants that were only partially included in the same year-to-date period last year.
Six Months Ended September 30, 2016 versus September 30, 2015
Revenues for Financial Restructuring were $113.2 million for the six months ended September 30, 2016, compared with $79.9 million for the six months ended September 30, 2015, representing an increase of 42%. The increase in revenues was primarily driven by a significant increase in the average transaction fee per closed transaction compared to the same year-to-date period last year. FR closed 22 transactions in the six months ended September 30, 2016 versus 21 transactions in the six months ended September 30, 2015.
Segment profit for Financial Restructuring was $30.9 million for the six months ended September 30, 2016, compared with $20.5 million for the six months ended September 30, 2015, an increase of 51%. The increase in profitability was a result of (i) the increase in revenues, and (ii) lower compensation expenses as a result of the change on October 1, 2015 to a targeted Adjusted Awarded Compensation Ratio of between 65% and 66%.
Financial Advisory Services
Three Months Ended September 30, 2016 versus September 30, 2015
Revenues for Financial Advisory Services were $29.5 million for the three months ended September 30, 2016, compared with $27.5 million for the three months ended September 30, 2015, representing an increase of 7%. The increase in revenues was primarily a result of (i) stronger performance by our portfolio valuation and strategic consulting product lines, and (ii) increases in average project fees. This increase was partially offset by a slowdown in the overall M&A markets affecting the transaction based product lines, although improvement over the past three months has been experienced. FAS generated 437 fee events in the three months ended September 30, 2016, versus 467 fee events during the same quarter last year.
Segment profit for Financial Advisory Services was $6.5 million for the three months ended September 30, 2016, compared with $6.4 million for the three months ended September 30, 2015. The increase in profitability was primarily a result of an increase in revenues year-over-year partially offset by higher non-compensation expenses.
Six Months Ended September 30, 2016 versus September 30, 2015
Revenues for Financial Advisory Services were $57.9 million for the six months ended September 30, 2016, compared with $56.4 million for the six months ended September 30, 2015, representing an increase of 3%. The increase in revenues was primarily a result of stronger performance by portfolio valuation and strategic consulting. This increase was partially offset by a slowdown in the overall M&A markets affecting the transaction based product lines. FAS generated 701 fee events in the six months ended September 30, 2016, versus 663 fee events during the same year-to-date period last year.
Segment profit for Financial Advisory Services was $13.3 million for the six months ended September 30, 2016, compared with $13.1 million for the six months ended September 30, 2015. The increase in profitability was a result of the increase in revenues year-over-year, partially offset by higher compensation expenses as a result of the vesting of pre-IPO grants that were only partially included in the same year-to-date period last year, as well as higher non-compensation expenses.
Corporate Expenses
Three Months Ended September 30, 2016 versus September 30, 2015
Corporate expenses were $13.5 million for the three months ended September 30, 2016, compared with $20.9 million for three months ended September 30, 2015, representing a decrease of 35%. This decrease was primarily a result of second quarter fiscal 2016 costs that did not occur during the current period, primarily related to professional service and transaction expenses associated with our IPO, as well as corporate reorganization and related activities.
Six Months Ended September 30, 2016 versus September 30, 2015
Corporate expenses were $27.4 million for the six months ended September 30, 2016, compared with $36.6 million for six months ended September 30, 2015, representing a decrease of 25%. This decrease was primarily a result of year-to-date fiscal 2016 costs that did not occur during the current period, primarily related to professional service and transaction expenses associated with our IPO, as well as corporate reorganization and related activities.
Liquidity and Capital Resources
Our current assets comprise cash, a receivable from affiliates, income tax receivable, accounts receivable and unbilled work in process related to fees earned from providing advisory services. Our current liabilities include deferred income, accounts payable and accrued expenses, including accrued employee compensation expenses and current portion of loan obligations.
Our cash and cash equivalents include cash held at banks. We have not experienced any losses in our cash accounts. We maintain moderate levels of cash on hand in support of regulatory requirements for our registered broker-dealer. At September 30, 2016, we had $63 million of cash in foreign subsidiaries. In August 2015, prior to the consummation of the IPO, we paid a dividend to our shareholders in connection with which the receivable from ORIX USA was repaid in full. A portion of the dividend was paid to ORIX USA in the form of a $45.0 million note (the "ORIX Note") that bears interest at an annual rate of LIBOR plus 165 basis points and is payable quarterly. Beginning on June 30, 2016, the Company began making required quarterly repayments of principal in the amount of $7.5 million, with the remaining principal amount due on the second anniversary of the completion of the IPO. Excess cash on hand in our U.K. subsidiary had been generally maintained in a receivable owned by ORIX Global Capital Ltd. (“OGC”), a U.K. subsidiary of ORIX Corporation (the “Cash Management Agreement”). OGC paid interest to us under the Cash Management Agreement at an annual rate of LIBOR plus 165 basis points, calculated and payable monthly. In May 2016, ORIX notified the Company that it will no longer be accepting deposits under the agreement and repaid all outstanding amounts. Currently, we are maintaining any excess cash in bank accounts.
On November 16, 2015, we issued the loan payable to non-affiliate in connection with the Leonardo transaction, which is a 14.0 million Euro note bearing interest at an annual rate of 1.50% and is payable on November 16, 2040. Under certain circumstances, the note may be paid in part or in whole over a five year period in equal annual installments.
On May 18, 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.17 per share of common stock, which was paid on June 15, 2016 to shareholders of record on June 3, 2016.
On July 27, 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.17 per share of common stock, which was paid on September 15, 2016 to shareholders of record on September 2, 2016.
On November 1, 2016, the Company's Board of Directors has declared a quarterly cash dividend of $0.17 per share of common stock, payable on December 15, 2016 to shareholders of record on December 5, 2016.
As of September 30, 2016 and March 31, 2016, our cash and cash equivalents were $156.1 million and $166.2 million, respectively, and our loan receivable from OGC was $0.0 and $20.1 million, respectively.
Our liquidity is highly dependent upon cash receipts from clients which in turn are generally dependent upon the successful completion of transactions as well as the timing of receivable collections, which typically occurs within 60 days of billing. As of September 30, 2016 and March 31, 2016, net accounts receivables were $45.7 million and $58.1 million, respectively. As of September 30, 2016 and March 31, 2016, unbilled work in process was $35.7 million and $51.3 million, respectively.

We currently maintain a revolving line of credit pursuant to a loan agreement, dated as of August 18, 2015, by and among Houlihan Lokey, certain domestic subsidiaries of Houlihan Lokey party thereto and Bank of America, N.A., which provides for a revolving line of credit of $75.0 million that expires on August 18, 2017 (the “Revolving Credit Facility”). As of September 30, 2016, there was $0.0 outstanding under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility require payments of interest at the annual rate of LIBOR plus 1.00%. The loan agreement requires compliance with certain loan covenants including but not limited to the maintenance of minimum earnings before interest, taxes, depreciation and amortization of no less than $120 million as of the end of any quarterly 12-month period and certain leverage ratios including a consolidated leverage ratio of less than 1.50 to 1.00 and a consolidated fixed charge coverage ratio of greater than 1.25 to 1.00, as of the end of any quarterly 12-month period. As of September 30, 2016, we were and we expect to continue to be in compliance with such covenants.
Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of our incentive compensation during the first and third quarters of each fiscal year. A summary of our operating, investing, and financing cash flows is as follows:

	Six Months Ended September 30,
($ in thousands)	2016	2015	Change
Cash provided by (used in)
Operating activities:
Net income	$40,287	$24,326	66%
Non-cash charges	24,545	19,710	25%
Other operating activities	(26,240)	(103,081)	(75)%
Total operating activities	38,592	(59,045)	(165)%
Investing activities	11,403	164,687	93%
Financing activities	(56,939)	(96,215)	N/M
Effects of exchange rate changes	(3,158)	(312)	(912)%
Net (decrease) increase in cash and cash equivalents	(10,102)	9,115	211%
Cash and cash equivalents—beginning of year	166,169	88,662	87%
Cash and cash equivalents—end of year	$156,067	$97,777	60%
NM = not meaningful

Six Months Ended September 30, 2016
Operating activities resulted in a net inflow of $38.6 million primarily attributable to (i) strong financial performance for the quarter driving increased net income, (ii) higher non-cash compensation expenses related to restricted share grants, and (iii) a decrease in net uncollected accounts receivable. Investing activities resulted in a net inflow of $11.4 million primarily attributable to decreases in receivables from affiliates in the U.K. to fund the bonus payments in the U.K., partially offset by capital expenditures. Financing activities resulted in a net outflow of $56.9 million primarily related to dividends paid, a pay down of our Revolving Credit Facility and a principal payment on the ORIX note, and the repurchase of loans payable to former shareholders.
Six Months Ended September 30, 2015
Operating activities resulted in a net outflow of $59.0 million, primarily attributable to annual bonuses paid in April 2015. Investing activities resulted in a net inflow of $164.7 million primarily attributable to a decrease in receivables from affiliates as the receivable from ORIX USA was paid in full in conjunction with the payment of a pre-IPO dividend. Financing activities resulted in a net outflow of $96.2 million primarily related to dividend distributions.

Contractual Obligations
The aggregate amount which we are obligated to pay under Operating Leases for our office space has increased from the amount as of March 31, 2016. At the end of our fiscal year, the amount due was $146.4 million and as of September 30, 2016, the amount due was $151.8 million.

($ in thousands)	Payment Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating Leases	$151,819	$9,925	$40,562	$38,874	$62,458
Loan payable to affiliate	$30,000	$15,000	$15,000	$—	$—
Loans payable to former shareholders	$6,234	$752	$3,433	$1,230	$819
Loan payable to non-affiliates	$15,000	$—	$—	$—	$15,000

Off‑Balance Sheet Arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our combined financial statements except for certain stand-by letters of credit and bank guarantees with Bank of America in support of various office leases totaling approximately $2.1 million.
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
There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended March 31, 2016.
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
Exchange Rate Risk
The exchange rate of the U.S. dollar relative to the currencies in the non-U.S. countries in which we operate may have an effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities and, therefore, be reflected as a change in other comprehensive income. Our non-U.S. assets and liabilities that are sensitive to exchange rates consist primarily of trade payables and receivables, work in progress, and cash. During the six months ended September 30, 2016, the value of the U.S. dollar strengthened relative to the pound sterling and euro, the primary currencies of our European operations. The net impact of the fluctuation of foreign currencies in other comprehensive income within the unaudited consolidated statements of comprehensive income was $(6.2) million for the six-month period ended September 30, 2016, as compared to $(1.3) million for the same period in 2015.
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
From time to time, we have entered into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. In September 2016, we entered in to a foreign currency forward contract between the U.S. dollar and pound sterling with an aggregate notional value of $3.0 million and with a fair value representing a gain of $0.2 million for the three months ended September 30, 2016. A fluctuation in the value of this contract is intended to offset the changes in the value of a dollar denominated receivable held by our UK subsidiary. We conducted a sensitivity analysis on the fair value of this foreign currency hedge assuming a 10% change in the pound sterling from the level as of September 30, 2016, with all other variables held constant. A 10% appreciation or depreciation of the U.S. dollar against the pound sterling would result in a decrease or increase, respectively, of approximately $0.2 million in the fair value of this foreign currency forward contract.

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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II.    OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. There has been no material change in the nature of our legal proceedings from the descriptions contained in our Annual Report on Form 10–K for the fiscal year ended March 31, 2016, as amended.

Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in our IPO Prospectus and Annual Report on Form 10-K for the year ended March 31, 2016, other than as set forth in our Registration Statement on Form S–3 filed with the Securities and Exchange Commission on November 1, 2016.

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

HOULIHAN LOKEY, INC.

Date: November 14, 2016	/s/ SCOTT L. BEISER
Scott L. Beiser
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2016	/s/ J. LINDSEY ALLEY
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