Form 10-Q
period 2016-12-31
HOULIHAN LOKEY, INC.
filed 2017-02-06
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of February 3, 2017, the registrant had 12,826,811 shares of Class A common stock, $0.001 par value per share, and 53,895,690 shares of Class B common stock, $0.001 par value per share, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data and par value)

	December 31, 2016	March 31, 2016
	(unaudited)
Assets:
Cash and cash equivalents	$253,605	$166,169
Accounts receivable, net of allowance for doubtful accounts of $8,518 and $4,266 at December 31 and March 31, 2016, respectively	33,230	58,100
Unbilled work in process	41,756	51,300
Income taxes receivable	—	7,204
Receivables from affiliates	8,198	27,408
Property and equipment, net of accumulated depreciation of $35,112 and $32,470 at December 31 and March 31, 2016, respectively	30,329	21,701
Goodwill and other intangibles	708,152	717,368
Other assets	18,184	21,634
Total assets	$1,093,454	$1,070,884
Liabilities and Stockholders' equity
Liabilities:
Accrued salaries and bonuses	$233,104	$254,058
Accounts payable and accrued expenses	39,608	34,400
Deferred income	6,851	5,547
Income taxes payable	7,454	—
Deferred income taxes	32,461	37,288
Loan payable to affiliate	22,500	45,000
Loans payable to former shareholders	5,917	16,738
Loan payable to non-affiliates	15,345	14,882
Other liabilities	7,879	9,416
Total liabilities	371,119	417,329
Redeemable noncontrolling interest	3,368	2,395
Stockholders' equity:
Class A common stock, $0.001 par value per share. Authorized 1,000,000,000 shares; issued and outstanding 12,826,811 and 12,084,524 shares at December 31 and March 31, 2016, respectively	13	12
Class B common stock, $0.001 par value per share. Authorized 1,000,000,000 shares; issued and outstanding 53,855,497 and 53,219,303 shares at December 31 and March 31, 2016, respectively	54	53
Additional paid-in capital	678,148	637,332
Retained earnings	67,861	28,623
Accumulated other comprehensive loss	(26,986)	(14,613)
Stock subscription receivable	(123)	(247)
Total stockholders' equity	718,967	651,160
Total liabilities and stockholders' equity	$1,093,454	$1,070,884

The accompanying notes are an integral part of these unaudited interim financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands, except share and per share data)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Fee revenue(a)	$247,680	$205,523	$614,991	$510,169
Operating expenses:
Employee compensation and benefits	164,971	135,981	411,677	340,926
Travel, meals, and entertainment	4,782	6,699	15,927	16,897
Rent	7,012	7,021	20,748	19,373
Depreciation and amortization	2,277	1,921	6,898	5,066
Information technology and communications	4,631	4,656	13,482	11,530
Professional fees (b)	2,783	2,829	8,214	18,788
Other operating expenses(c)	3,401	2,198	10,940	10,433
Provision for bad debts	1,000	532	2,444	2,253
Total operating expenses	190,857	161,837	490,330	425,266
Operating income	56,823	43,686	124,661	84,903
Other (expenses) income, net(d)	(1,084)	(1,094)	(2,741)	(106)
Income before provision for income taxes	55,739	42,592	121,920	84,797
Provision for income taxes	21,759	19,931	47,653	37,810
Net income	33,980	22,661	74,267	46,987
Net income attributable to noncontrolling interests	—	—	—	(26)
Net income attributable to Houlihan Lokey, Inc.	$33,980	$22,661	$74,267	$46,961
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(6,189)	2,003	(12,373)	716
Comprehensive income attributable to Houlihan Lokey, Inc.	$27,791	$24,664	$61,894	$47,677

Attributable to Houlihan Lokey, Inc. common stockholders:
Weighted average shares of common stock outstanding:
Basic	61,104,822	59,410,797	60,941,996	58,944,776
Fully Diluted	66,692,326	65,405,521	66,619,214	62,864,435
Net income per share of common stock
Basic	$0.56	$0.38	$1.22	$0.80
Fully Diluted	$0.51	$0.35	$1.11	$0.75

(a)
including related party fee revenue of $297 and $0 during the three months ended December 31, 2016 and 2015, respectively, and $844 and $0 during the nine months ended December 31, 2016 and 2015, respectively.

(b)
including related party professional fees of $0 and $45 during the three months ended December 31, 2016 and 2015, respectively, and $269 and $45 during the nine months ended December 31, 2016 and 2015, respectively.

(c)
including related party expenses of $181 and $0 during the three months ended December 31, 2016 and 2015, respectively, and $181 and $660 during the nine months ended December 31, 2016 and 2015, respectively. Also including related party income of $0 and $216 during the three and nine months ended December 31, 2016, respectively, and $239 during both the three and nine months ended December 31, 2015.

(d)
including related party interest expense of $187 and $223 during the three months ended December 31, 2016 and 2015, respectively, and $657 and $327 during the nine months ended December 31, 2016 and 2015, respectively. Also, including related party interest income of $23 and $623 during the three months ended December 31, 2016 and 2015, respectively, and $102 and $1,859 during the nine months ended December 31, 2016 and 2015, respectively. The Company recognized loss related to investments in unconsolidated entities of $877 and $355 for the three months ended December 31, 2016 and 2015, respectively, and $1,551 and $433 for the nine months ended December 31, 2016 and 2015, respectively.

The accompanying notes are an integral part of these unaudited interim financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Nine Months Ended December 31, 2016 and 2015
($ in thousands)
(unaudited)

	Fram common stock		HLI Class A common stock		HLI Class B common stock
	Shares	$	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Stock subscriptions receivable	Equity attributable to Houlihan Lokey, Inc.	Noncontrolling interest	Total stockholders' equity
Balances – April 1, 2015	587,866	$59	—	$—	—	$—	$670,182	$170,929	$(11,338)	$(7,135)	$822,697	$1,809	$824,506
Fram shares issued (note 12)	—	—	—	—	—	—	10,409	—	—	—	10,409	—	10,409
Fram stock compensation vesting (note 10)	—	—	—	—	—	—	21,046	—	—	—	21,046	—	21,046
Fram share redemptions (note 12)	—	—	—	—	—	—	(763)	—	—	—	(763)	—	(763)
Dividend	—	—	—	—	—	—	(74,432)	(198,321)	—	4,170	(268,583)	(1,835)	(270,418)
Stock subscriptions receivable issued, net	—	—	—	—	—	—	—	—	—	2,720	2,720	—	2,720
Conversion of Fram shares to HLI	(587,866)	(59)	12,075,000	12	53,321,893	53	(6)	—	—	—	—	—	—
Shares issued to non-employee directors	—	—	9,524	—	—	—	—	—	—	—	—	—	—
Shares repurchased/forfeited					(82,453)		(1,532)				(1,532)		(1,532)
Excess tax benefits	—	—	—	—	—	—	1,798	—	—	—	1,798	—	1,798
Adjustment of noncontrolling interest to redeemable value								(548)			(548)		(548)
Net income	—	—	—	—	—	—	—	46,961	—	—	46,961	26	46,987
Change in unrealized translation	—	—	—	—	—	—	—	—	716	—	716	—	716
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	47,677	26	47,703
Balances-December 31, 2015	—	$—	12,084,524	$12	53,239,440	$53	$626,702	$19,021	$(10,622)	$(245)	$634,921	$—	$634,921

	Fram common stock		HLI Class A common stock		HLI Class B common stock
	Shares	$	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Stock subscriptions receivable	Equity attributable to Houlihan Lokey, Inc.	Noncontrolling interest	Total stockholders' equity
Balances – April 1, 2016	—	$—	12,084,524	$12	53,219,303	$53	$637,332	$28,623	$(14,613)	$(247)	$651,160	$—	$651,160
Shares issued	—	—	—	—	1,800,420	2	4,626	—	—	—	4,628	—	4,628
Stock compensation vesting (note 10)	—	—	—	—	—	—	29,723	—	—	—	29,723	—	29,723
Share redemptions (note 12)	—	—	—	—	(71,913)	—	(330)	—	—	—	(330)	—	(330)
Dividends	—	—	—	—	—	—		(33,825)	—	—	(33,825)	—	(33,825)
Stock subscriptions receivable redeemed	—	—	—	—	—	—		—	—	124	124	—	124
Conversion of Class B to Class A shares	—	—	733,150	1	(733,150)	(1)	—	—	—	—	—	—	—
Shares issued to non-employee directors (note 10)	—	—	9,137	—	—	—	—	—	—	—	—	—	—
Shares forfeited	—	—	—	—	(359,163)	—	—	—	—	—	—	—	—
Excess tax benefits	—	—	—	—	—	—	6,797				6,797		6,797
Adjustment of noncontrolling interest to redeemable value	—	—	—	—	—	—	—	(1,204)	—	—	(1,204)	—	(1,204)
Net income	—	—	—	—	—	—	—	74,267	—	—	74,267	—	74,267
Change in unrealized translation	—	—	—	—	—	—	—	—	(12,373)	—	(12,373)	—	(12,373)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	61,894	—	61,894
Balances-December 31, 2016	—	$—	12,826,811	$13	53,855,497	$54	$678,148	$67,861	$(26,986)	$(123)	$718,967	$—	$718,967

The accompanying notes are an integral part of these unaudited interim financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands, except share data)
(unaudited)

	Nine Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income	$74,267	$46,987
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax (benefit) expense	(78)	198
Provision for bad debts	2,444	2,253
Depreciation and amortization	6,898	5,066
Compensation expenses – restricted share grants (note 10)	32,854	25,371
Changes in operating assets and liabilities:
Accounts receivable	22,427	13,861
Unbilled work in process	9,544	(25,414)
Other assets	3,450	328
Accrued salaries and bonuses	(19,788)	(113,326)
Accounts payable and accrued expenses	8,579	(8,611)
Deferred income	1,304	1,700
Income taxes receivable	9,909	15,280
Net cash provided by (used in) operating activities	151,810	(36,307)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(34,753)
Investments in other assets	—	(2,800)
Changes in receivables from affiliates	19,210	225,102
Purchase of property and equipment	(12,832)	(4,787)
Net cash provided by investing activities	6,378	182,762
Cash flows from financing activities:
Dividends paid	(35,880)	(105,388)
Earnouts paid	(964)	(1,417)
Stock subscriptions receivable redeemed	124	2,720
Loans payable to former shareholders redeemed	(11,150)	(2,273)
Repayments of loans to affiliates	(22,500)	—
Borrowings from non-affiliates	65,000	—
Repayments to non-affiliates	(65,000)	—
Excess tax benefits	6,797	1,798
Other financing activities	(235)	85
Net cash used in financing activities	(63,808)	(104,475)
Effects of exchange rate changes on cash and cash equivalents	(6,944)	1,285
Increase in cash and cash equivalents	87,436	43,265
Cash and cash equivalents – beginning of period	166,169	88,662
Cash and cash equivalents – end of period	$253,605	$131,927
Supplemental disclosures of noncash activities:
Dividends paid via settlement of receivable from affiliate	$—	$94,520
Dividends paid via distribution of non-cash assets	—	22,800
Dividends paid via loan payable to affiliate	—	45,000
Dividends paid via settlement of employee loans	—	4,170
Taxes paid via settlement of receivable from affiliate	—	901
Shares redeemed via settlement of receivable from affiliate	—	763
Shares issued via vesting of liability classified awards	4,754	—
Shares issued as consideration for acquisitions	457	10,410
Fully depreciated assets written off	829	339
Cash paid during the year:
Interest	$1,238	$1,108
Taxes	29,703	20,466

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

•
Houlihan Lokey EMEA, LLP, a limited liability partnership registered in England ("HL EMEA, LLP."), is an indirect subsidiary of HL, Inc. HL EMEA, LLP is regulated by the Financial Conduct Authority in the United Kingdom ("U.K.").

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
In addition, prior to the consummation of the IPO, the Company distributed to its existing owners a dividend of $270.0 million, consisting of (i) a short-term note in the aggregate amount of $197.2 million, which was repaid immediately after the consummation of the IPO, and was allocated $94.5 million to ORIX USA and $102.7 million to the HL Holders, (ii) a note to ORIX USA in the amount of $45.0 million (see note 7), and (iii) certain of our non-operating assets to certain of the HL Holders (consisting of non-marketable minority equity interests in four separate businesses that ranged in carrying value from $2.5 million to $11.0 million, and valued in the aggregate at approximately $22.8 million as of June 30, 2015, together with $5.0 million in cash to be used to complete a potential additional investment and in the administration of these assets in the future. All issued and outstanding Fram shares were converted to HL, Inc. common stock at a ratio of 10.425 shares for each share of Fram stock. Immediately following the IPO, there were two classes of authorized HL, Inc. common stock: Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. As of December 31, 2016, there were 12,826,811 Class A shares held by the public, of which 18,661 Class A shares are held by non-employee directors, 32,245,166 Class B shares held by the HL Voting Trust, and 21,610,331 Class B shares held by ORIX USA.
The Company did not receive any proceeds from the sale of its Class A common stock in the IPO.
Expenses related to the corporate reorganization and IPO recorded in the consolidated statements of comprehensive income include the following:

•
$0 and $12,783 of professional service and other third-party fees and expenses associated with Houlihan Lokey’s IPO, corporate reorganization, spin-out of non-operating assets, shareholder solicitation process and other related activities for the three and nine-month periods ended December 31, 2015, respectively;

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

•
$3,583 and $10,680 of compensation expenses associated with the amortization of restricted stock granted in connection with the IPO for the three and nine-month periods ended December 31, 2016, respectively, and $3,286 and $4,332 for the three and nine-month period ended December 31, 2015, respectively; amortization expense of restricted stock granted in connection with the IPO is being recognized over a four and one-half year vesting period; and

•
$2,872 and $8,781 of compensation expenses associated with the accrual of certain deferred cash payments granted in connection with the IPO for the three and nine-month periods ended December 31, 2016, respectively, and $3,525 and $4,923 for the three and nine-month periods ended December 31, 2015, respectively; accrual expense of deferred cash payments granted in connection with the IPO is being recognized over a four and one-half year vesting period.

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

•
Financial Advisory Services primarily provides valuations of various assets, including: companies; illiquid debt and equity securities; and intellectual property (among other assets and liabilities). These valuations are used for financial reporting, tax reporting, and other purposes. In addition, our Financial Advisory Services business segment renders fairness opinions in connection with mergers and acquisitions and other transactions, and solvency opinions in connection with corporate spin-offs and dividend recapitalizations, and other types of financial opinions in connection with other transactions. Also, our Financial Advisory Services business segment provides dispute resolution services to clients where fees are usually based on the hourly rates of our financial professionals. Lastly, our Financial Advisory Services business segment provides strategic consulting services to clients where fees are either fixed or based on the hourly rates of our consulting professionals. Unlike our Corporate Finance or Financial Restructuring segments, the fees generated in our Financial Advisory Services segment are generally not contingent on the successful completion of a transaction.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC") and include all information and footnotes required for consolidated financial statement presentation. The results of operations for the three and nine months ended December 31, 2016 are not necessarily indicative of the results of operations to be expected for the year ending March 31, 2017. The unaudited interim consolidated financial statements and notes to consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2016, as amended.

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
The majority of the Company’s operating expenses are related to compensation for employees, which includes the amortization of the relevant portion of the Company’s share-based incentive plans (note 10). Other examples of operating expenses include: travel, meals and entertainment; rent; depreciation and amortization; information technology and communications; professional fees; and other operating expenses, which include such items as office expenses, business license and registration fees, non-income-related taxes, legal expenses, related-party support services, and charitable contributions. During the three months ended December 31, 2016 and 2015, the Company received reimbursements of $7,653 and $7,654, respectively, and during the nine months ended December 31, 2016 and 2015, the Company received reimbursements of $22,214 and $19,682, respectively, from customers for out-of-pocket expenses incurred by the Company that are presented net against the related expenses in the accompanying consolidated statements of comprehensive income.

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
From time to time, we have entered into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. We entered into a foreign currency forward contract between the U.S. dollar and pound sterling with an aggregate notional value of $3.0 million and with a fair value representing a loss included in other operating expenses of $0.2 million during the three months ended December 31, 2016.

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
Cash and cash equivalents include cash held at banks and highly liquid investments with original maturities of three months or less. As of December 31, 2016 and March 31, 2016, the Company had cash balances with banks in excess of insured limits. The Company has not experienced any losses in its cash accounts and believes it is not exposed to any significant credit risk with respect to cash and cash equivalents.
Although not classified as cash and cash equivalents, included in the Company’s receivables from affiliates (note 3), are amounts due on demand, which generally arose from the transfer of available cash from HL, Inc. to ORIX USA and affiliates of ORIX USA. The amount due from ORIX USA was repaid in August 2015 and the amount due from an affiliate of ORIX USA with an outstanding balance of $20,136 as of March 31, 2016 was repaid in full in May 2016.

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
When HL CA was acquired by Fram in January 2006, approximately $392,600 of goodwill and $192,210 of indefinite-lived intangible assets were generated and recognized. In accordance with ASC Topic 805, Business Combinations, since HL CA was wholly owned by Fram, this goodwill and all other purchase accounting-related adjustments were pushed down to the Company’s reporting level. Through both foreign and domestic acquisitions made directly by HL CA and the Company since 2006, additional goodwill of approximately $119,665, inclusive of foreign currency translations, has been recognized.
Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. Goodwill is reviewed for impairment in accordance with Accounting Standards Update (ASU) No. 2011-08, Testing Goodwill for Impairment, which permits management to make a qualitative assessment of whether it is more likely than not that one of its reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If management concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then management would not be required to perform the two-step impairment test for that reporting unit. If the assessment indicates that it is more likely than not that the reporting unit’s fair value is less than its carrying value, management must test further for impairment utilizing a two-step process. Step 1 compares the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds the estimated fair value, an impairment exists and is measured in Step 2 as the excess of the recorded amount of goodwill over the implied fair value of goodwill resulting from the valuation of the reporting unit. Impairment testing of goodwill requires a significant amount of judgment in assessing qualitative factors and estimating the fair value of the reporting unit, if necessary. The fair value is determined using an estimated market value approach, which considers estimates of future after tax cash flows, including a terminal value based on market earnings multiples, discounted at an appropriate market rate. As of and during the three and nine-month periods ended December 31, 2016 and 2015, management has concluded that it is not more likely than not that the Company’s reporting units’ fair value is less than its carrying amount and no further impairment testing had been considered necessary.
Indefinite-lived intangible assets are reviewed annually for impairment in accordance with ASU 2012-02, Testing Indefinite-lived Intangible Assets for Impairment, which provides management the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. As of and during the three and nine-month periods ended December 31, 2016 and 2015, management has concluded that it is not more likely than not that the fair values were less than the carrying values.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group (inclusive of other long-lived assets) be tested for possible impairment, management first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of and during the three and nine months ended December 31, 2016 and 2015, no events or changes in circumstances were identified that indicated that the carrying amount of the finite-lived intangible assets were not recoverable.

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
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, Deferral of Effective Date which deferred the effective date of the new standard to annual and interim periods within that reporting period beginning after December 15, 2017 (year ended March 31, 2019 for the Company). The new standard is to be applied using either the retrospective or cumulative-effective transition method. We are completing an implementation plan to adopt this pronouncement and as part of this plan, we are assessing the impact of the guidance on our results of operations. Based on our procedures performed to date, nothing has come to our attention that would indicate that the adoption of ASU 2014-09 will have a material impact on our financial statements, however, our assessment is ongoing. We intend to adopt ASU 2014-09 on April 1, 2018 and although we have not yet selected a transition method, the Company is currently evaluating the impact of the new standard under both transition methods, but is unable to quantify the impact on the consolidated financial statements at this time and has not made an election on the transition method. We anticipate completing our evaluation in the year ended March 31, 2018.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases. The amendments in this ASU requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right-of-use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonable certain to exercise an option to extend the lease, exercise a purchase option, or not exercise an option to terminate the lease. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018 (year ended March 31, 2020 for the Company). Early application is permitted. The Company is currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements. See Note 13 for a summary of our undiscounted minimum rental commitments under operating leases as of December 31, 2016.
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
(3) RELATED‑PARTY TRANSACTIONS
The Company provides financial advisory services to ORIX USA and its affiliates and received fees for these services totaling approximately $297 and $0 during the three months ended December 31, 2016 and 2015, respectively, and $844 and $0 during the nine months ended December 31, 2016 and 2015, respectively.
The Company provides certain management and administrative services for the Company's unconsolidated entities and receive fees for these services. These fees are offset with the compensation costs related to the administrative staffs. As the result, the Company incurred expenses of $181 and received fees of $35 during the three and nine months ended December 31, 2016, respectively, and received fees of $239 during both three and nine months ended December 31, 2015.
Prior to the IPO, ORIX USA performed certain management, accounting, legal, regulatory, and other administrative services for the benefit of the Company. ORIX USA charged the Company a management fee for these services. Management fee expense incurred by the Company related to these services was approximately $0 and $660 for the three and nine months ended December 31, 2015, respectively, which is included in other operating expenses in the accompanying consolidated statements of comprehensive income. In connection with the IPO, ORIX USA and the Company entered into a Transition Services Agreement, pursuant to which ORIX USA provided services for Sarbanes-Oxley compliance, internal audit, and other services for specified fees. Expenses incurred by the Company related to these services were approximately $0 and $269 for the three and nine month periods ended December 31,

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

2016, and $45 for both the three and nine month periods ended December 31, 2015, and are included in professional fees in the accompanying consolidated statements of comprehensive income. To the extent that ORIX USA and its affiliates pay for expenses of the Company, ORIX USA is reimbursed for such payments by the Company.
Prior to the IPO, the receivables from affiliates generally arose from cumulative cash transferred by the Company to ORIX USA or affiliates of ORIX USA. Affiliate charges and reimbursements were generally settled through the receivables from affiliates account. The receivable from ORIX USA was due on demand and bore interest at a variable rate. In August 2015, prior to the IPO the receivable from ORIX USA was repaid in full; however, the receivable from an affiliate of ORIX USA with an outstanding balance of $20,136 and that bore interest at a variable rate that was approximately 2.13% as of March 31, 2016, was repaid in full in May 2016. Interest income earned by the Company related to these receivables from affiliates was approximately $0 and $166 for the three months ended December 31, 2016 and 2015, respectively, and $33 and $1,848 for the nine months ended December 31, 2016 and 2015, respectively.
In November 2015, the Company entered into a joint venture arrangement with Leonardo & Co. NV, a European-based investment banking firm ("Leonardo"), in relation to Leonardo's Italian business by means of acquisition of a minority (49%) interest. In conjunction with this transaction, a subsidiary of the Company loaned the joint venture 5.5 million euro which is included in receivables from affiliates and which bears interest at 1.5% and matures no later than November 2025. Interest income earned by the Company related to this receivable from affiliate was approximately $23 and $69 for the three and nine months ended December 31, 2016, respectively, and $11 for both the three and nine months ended December 31, 2015, respectively.
The Company paid a dividend to its shareholders quarterly, a portion of which was paid to ORIX USA of approximately $3,674 and $11,022 for the three and nine months ended December 31, 2016, respectively.
(4) ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Balance-Beginning	$7,847	$4,998	$4,266	$4,625
Provision for bad debt	1,000	532	2,444	2,253
(Write-off) recovery of uncollectible accounts	(329)	(57)	1,808	(1,405)
Balance-Ending	$8,518	$5,473	$8,518	$5,473

(5) PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation consist of the following:

	Useful Lives	December 31, 2016	March 31, 2016
Equipment	5 Years	$6,610	$5,768
Furniture and fixtures	5 Years	15,993	19,158
Leasehold improvements	10 Years	29,922	16,987
Computers and software	3 Years	11,843	11,215
Other	N/A	1,073	1,043
Total cost		65,441	54,171
Less accumulated depreciation		(35,112)	(32,470)
Total net book value		$30,329	$21,701
Additions to property and equipment during the nine months ended December 31, 2016 were primarily related to costs incurred to furnish new leased office space and refurbish existing space.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

Depreciation expense of approximately $1,575 and $1,198 was recognized during the three months ended December 31, 2016 and 2015, respectively, and $4,204 and $3,394 was recognized during the nine months ended December 31, 2016 and 2015, respectively.
(6) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangibles consist of the following.

	Useful Lives	December 31, 2016	March 31, 2016
Goodwill	Indefinite	$512,265	$518,679
Tradename-Houlihan Lokey	Indefinite	192,210	192,210
Other intangible assets	Varies	14,450	14,939
Total cost		718,925	725,828
Less accumulated amortization		(10,773)	(8,460)
Total net book value (before taxes)		$708,152	$717,368
Deferred tax liability		(77,184)	(77,184)
Total net book value		$630,968	$640,184
Goodwill attributable to the Company’s business segments are as follows:

Business Segments	April 1, 2016	Changes (a)	December 31, 2016
Corporate Finance	$270,034	$(5,188)	$264,846
Financial Restructuring	163,561	(1,226)	162,335
Financial Advisory Services	85,084	—	85,084
Total	$518,679	$(6,414)	$512,265

(a)	Changes were solely related to foreign currency translation adjustments.
Amortization expense of approximately $702 and $723 was recognized for the three months ended December 31, 2016 and 2015, respectively, and $2,694 and $1,672 was recognized for the nine months ended December 31, 2016 and 2015, respectively. The estimated future amortization for amortizable intangible assets for each of the next five years are as follows:

Year Ended March 31,
Remainder of 2017	$439
2018	1,312
2019	573
2020	569
2021	208

(7) LOANS PAYABLE
Loan payable to affiliate - In August 2015, prior to the IPO the Company paid a dividend to its shareholders, a portion of which was paid to ORIX USA in the form of a $45.0 million note that bears interest at a rate of LIBOR plus 165 basis points. The Company paid interest on the note of $187 and $223 for the three months ended December 31, 2016 and 2015, respectively, and $657 and $327 for the nine months ended December 31, 2016 and 2015, respectively. Beginning on June 30, 2016, the Company was required to make quarterly repayments of principal in the amount of $7.5 million, with the remaining principal amount due on the second anniversary of the completion of the IPO.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

In August 2015, the Company entered into a revolving line of credit with Bank of America, N.A., which allows for borrowings of up to $75.0 million and matures in August 2017. The agreement governing this facility provides that borrowings bear interest at an annual rate of LIBOR plus 1.00%, commitment fees apply to unused amounts, and contains debt covenants which require that the Company maintain certain financial ratios. As of December 31, 2016, no principal was outstanding under the line of credit, and for the three and nine months ended December 31, 2016, the Company paid interest and unused commitment fees of $56 and $344, respectively, under the line of credit.

Prior to the IPO, Fram maintained certain loans payable to former shareholders consisting of unsecured notes payable which were transferred to the Company in conjunction to the IPO. As of December 31, 2016, the interest rate on the individual notes was 2.31% and the maturity dates range from 2017 to 2027. The Company incurred interest expense on these notes of $35 and $69 during the three months ended December 31, 2016 and 2015, respectively, and $167 and $103 during the nine months ended December 31, 2016 and 2015, respectively.

In November 2015, the Company acquired the investment banking operations of Leonardo in Germany, the Netherlands, and Spain. Total consideration included an unsecured loan of 14.0 million euro payable on November 16, 2040, which is included in loan payable to non-affiliates in the accompanying consolidated balance sheets. Under certain circumstances, the note may be paid in part or in whole over a five year period in equal annual installments. This loan bears interest at an annual rate of 1.50%. For the three and nine months ended December 31, 2016, the Company incurred $51 and $169 in interest expense on this loan, respectively, and $32 in interest expense for both three and nine months ended December 31, 2015.
See note 13 for aggregated 5-year maturity table on loans payable.
(8) OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS
The only component of other comprehensive income relates to foreign currency translation adjustments of $(6,189) and $2,003 for the three months ended December 31, 2016 and 2015, respectively, and $(12,373) and $716 for the nine months ended December 31, 2016 and 2015, respectively. The change in foreign currency translation had a negative impact on the consolidated statements of comprehensive income during the three and nine months ended December 31, 2016, which was negatively impacted by the vote in the U.K. to withdraw from the European Union. There will be a two-year time period in which the terms of withdrawal will be negotiated and there may be impacts on our European business that are unknown at this time. We believe the change in foreign currency translation will become more volatile, but we do not expect this to have a material impact on our operating results and financial position.

Accumulated other comprehensive loss at December 31, 2016 was comprised of the following:

Balance, April 1, 2016	$(14,613)
Foreign currency translation loss	(12,373)
Balance, December 31, 2016	$(26,986)

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

(9) INCOME TAXES
The Company’s provision for income taxes were $21,759 and $47,653 for the three and nine months ended December 31, 2016, respectively, and $19,931 and $37,810 for the three and nine months ended December 31, 2015, respectively. This represents effective tax rates of 39.0% and 39.1% for the three and nine months ended December 31, 2016, respectively, and 46.8% and 44.6% for the three and nine months ended December 31, 2015, respectively. The decrease in the Company’s tax rate during the three and nine month periods ended December 31, 2016 relative to the same periods in 2015 was primarily as a result of a significant portion of professional service fees associated with the IPO being non-tax deductible that only occurred for the three and nine months ended December 31, 2015.
(10) EMPLOYEE BENEFIT PLANS

(a)	Defined Contribution Plans
The Company sponsors a 401(k) defined contribution savings plan for its domestic employees and defined contribution retirement plans for its international employees. The Company contributed approximately $1,154 and $1,090 during the three months ended December 31, 2016 and 2015, respectively, and $1,989 and $1,838 during the nine months ended December 31, 2016 and 2015, respectively, to these defined contribution plans.

(b)	Share-Based Incentive Plans
Prior to the IPO, HL CA had no stock-based incentive compensation plans; however, during the period it was a subsidiary of Fram, certain employees of HL CA were granted restricted shares of Fram. Compensation expenses related to these shares was recorded at the HL CA level as it was related to services provided by its employees. Under its 2006 incentive plan (the "2006 Incentive Plan"), Fram granted restricted share awards to employees of the Company as a component of annual incentive pay and occasionally in conjunction with new hire employment. Under 2006 Incentive Plan, awards typically vested after three years of service from the date of grant. Prior to the IPO, the grant-date fair value of each award was determined by Fram's board of directors using input from a third party, which used a combination of historical and forecasted results and market data. The methods used to estimate the fair value of Fram shares included the market approach and the income approach. For a further discussion related to the methods used, please see the Company's Annual Report on Form 10-K for the year ended March 31, 2016, as amended. In addition, the stock grants to employees of the Company in connection with the IPO were made under the 2006 Incentive Plan (note 1).
Following the IPO, additional awards of restricted shares have been and will be made under the Company's 2016 Incentive Award Plan (the "2016 Incentive Plan"), which became effective in August 2015. Under the 2016 Incentive Plan, it is anticipated that the Company will continue to grant cash- and equity-based incentive awards to eligible service providers in order to attract, motivate and retain the talent necessary to operate the Company's business. Equity-based incentive awards issued under the 2016 Incentive Plan generally vest over a four-year period. An aggregate of 18,661 restricted shares of Class A common stock were granted under the 2016 Incentive Plan to (i) two independent directors in August 2015 at $21.00 per share, (ii) two independent directors in the first quarter of fiscal 2017 at $25.21 per share, and (iii) one independent director in the first quarter of fiscal 2017 at $23.93 per share.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

The share awards are classified as equity awards at the time of grant unless the number of shares granted is unknown. Award offers that are settleable in shares based upon a future determinable stock price are classified as a liability until the price is established and the resulting number of shares is known, at which time they are re-classified from liabilities to equity awards. Activity in equity classified share awards which relate to the 2006 Incentive Plan and the 2016 Incentive Plan during the nine months ended December 31, 2016 and 2015 is as follows:

Nonvested share awards	Shares	Weighted average grant date fair value
Balance at April 1, 2015	2,983,999	$12.85
Granted	4,394,424	21.00
Vested	(1,379,248)	12.87
Forfeited	(22,421)	16.94
December 31, 2015	5,976,754	$18.82

Balance at April 1, 2016	5,903,168	$18.80
Granted	1,782,441	25.19
Vested	(1,753,827)	16.48
Forfeited	(359,163)	19.35
December 31, 2016	5,572,619	$21.54
Activity in liability classified share awards during the nine months ended December 31, 2016 and 2015 is as follows:

Awards settleable in shares	Fair value
Balance at April 1, 2015	$14,984
Offer to grant	35,773
Share price determined-converted to cash payments	(6,244)
Share price determined-transferred to equity grants	(29,402)
Forfeited	(792)
Balance at December 31, 2015	$14,319

Balance at April 1, 2016	$13,982
Offer to grant	1,709
Share price determined-converted to cash payments	(1,687)
Share price determined-transferred to equity grants	(4,752)
Forfeited	(17)
Balance at December 31, 2016	$9,235
Compensation expenses for the Company associated with both equity and liability classified awards totaled $10,871 and $10,369 for the three months ended December 31, 2016 and 2015, respectively, and $32,854 and $25,686 for the nine months ended December 31, 2016 and 2015, respectively. At December 31, 2016, there was $88,307 of total unrecognized compensation cost related to unvested share awards granted under both the 2006 Incentive Plan and 2016 Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.48 years.
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
As described in note 10, the Company’s former parent, Fram, granted compensatory restricted shares to certain employees of the Company under the 2006 Incentive Plan. Prior to the IPO, ORIX USA had the right, but not the obligation, to purchase shares to maintain its majority effective ownership of the Company and had purchased $0 for the nine months ended December 31, 2015. As described in note 1, all Fram shares were converted to shares of the Company's Class B common stock in connection with the corporate reorganization that preceded the IPO.

(b)	Class A Common Stock
In conjunction with the Company's IPO, 12,075,000 Class A shares were sold to the public by existing shareholders and 9,524 Class A shares were issued to non-employee directors. During the nine months ended December 31, 2016, an additional 9,137 shares were issued to non-employee directors and 733,150 shares were converted from Class B to Class A. Each share of Class A common stock is entitled to one vote per share.

(c)	Class B Common Stock
Each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. As of December 31, 2016, there were 32,245,166 Class B shares held by the HL Voting Trust and 21,610,331 Class B shares held by ORIX USA.

(d)	Dividends
Approximately $6,017 and $7,044 of dividends previously declared related to unvested shares were unpaid at December 31, 2016 and 2015, respectively.

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
Our obligation under the loan payable to affiliate is subordinated to our obligations under the revolving credit facility with Bank of America, N.A. The scheduled aggregate repayments of the loan payable to affiliate, the loans payable to former shareholders, and the loan payable to non-affiliate are as follows:

Year ended March 31:
Remainder of 2017	$10,876
2018	17,443
2019	989
2020	654
2021	575
2022 and thereafter	13,225
Total	$43,762

The Company also provides routine indemnifications relating to certain real estate (office) lease agreements under which it may be required to indemnify property owners for claims and other liabilities arising from the Company’s use of the applicable premises. In addition, the Company guarantees the performance of its subsidiaries under certain office lease agreements. The terms of these obligations vary, and because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the maximum amount that it could be obligated to pay under such contracts. Based on historical experience and evaluation of specific indemnities, management believes that judgments, if any, against the Company related to such matters are not likely to have a material effect on the consolidated financial statements. Accordingly, the Company has not recorded any liability for these obligations as of December 31, 2016 or March 31, 2016.
In addition, an acquisition made in December 2012 included contingent consideration with carrying value of $0 and $1,407 as of December 31, 2016 and 2015, respectively, which is included in other liabilities in the accompanying consolidated balance sheets. An acquisition made in January 2015 included contingent consideration with a carrying value of $2,581 and $2,429 as of December 31, 2016 and 2015, respectively, and non-contingent consideration with a carrying value of $3,160 and $3,225 as of December 31, 2016 and 2015, respectively, which are included in other liabilities in the accompanying consolidated balance sheets.
Straight-line rent expense under noncancelable operating lease arrangements and the related operating expenses were approximately $6,820 and $6,808 for the three months ended December 31, 2016 and 2015, respectively, and $20,116 and $18,755 for the nine months ended December 31, 2016 and 2015, respectively. The approximate future minimum annual noncancelable rental commitments required under these agreements with initial terms in excess of one year are as follows:

Year ended March 31:
Remainder of 2017	$4,828
2018	19,483
2019	19,615
2020	18,816
2021	18,729
2022 and thereafter	56,788
Total	$138,259

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Revenues by segment:
Corporate Finance	$123,240	$124,133	$319,483	$292,461
Financial Restructuring	90,180	50,216	203,372	130,139
Financial Advisory Services	34,260	31,174	92,136	87,569
Total segment revenues	$247,680	$205,523	$614,991	$510,169
Segment profit
Corporate Finance	$40,423	$35,346	$91,517	$79,155
Financial Restructuring	24,664	14,021	55,542	34,468
Financial Advisory Services	8,507	7,688	21,777	20,785
Total segment profit	73,594	57,055	168,836	134,408
Corporate expenses	(16,771)	(13,369)	(44,175)	(49,505)
Other (expenses) income, net	(1,084)	(1,094)	(2,741)	(106)
Income before provision for income taxes	$55,739	$42,592	$121,920	$84,797

	December 31, 2016	March 31, 2016
Assets by segment:
Corporate Finance	$302,260	$309,605
Financial Restructuring	163,289	196,473
Financial Advisory Services	109,949	111,637
Total segment assets	575,498	617,715
Corporate assets	517,956	453,169
Total assets	$1,093,454	$1,070,884

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Revenues by geography:
United States	$225,263	$165,165	$555,272	$440,740
International	22,417	40,358	59,719	69,429
Total revenues	$247,680	$205,523	$614,991	$510,169

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

	December 31, 2016	March 31, 2016
Assets by geography:
United States	$677,692	$721,937
International	415,762	348,947
Total assets	$1,093,454	$1,070,884
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
The following discussion should be read together with our consolidated financial statements and the related notes that appear elsewhere in this Form 10-Q. We have made statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “intends,” “predicts,” “potential” or “continue,” the negative of these terms or other similar expressions. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including but not limited to the factors listed under the heading “Cautionary Note Regarding Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended March 31, 2016, as amended. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements speak only as of the date of this filing. You should not rely upon forward-looking statements as a prediction of future events. We are under no duty to and we do not undertake any obligation to update or review any of these forward-looking statements after the date of this filing to conform our prior statements to actual results or revised expectations whether as a result of new information, future developments or otherwise.

Key Financial Measures
Fee Revenue
Fee revenue reflects revenues from our Corporate Finance ("CF") , Financial Restructuring ("FR"), and Financial Advisory Services ("FAS") business segments that substantially consist of fees for advisory services.
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

Financial Advisory Services primarily provides valuations of various assets, including: companies; illiquid debt and equity securities; and intellectual property (among other assets and liabilities). These valuations are used for financial reporting, tax reporting, and other purposes. In addition, our Financial Advisory Services business segment renders fairness opinions in connection with mergers and acquisitions and other transactions, and solvency opinions in connection with corporate spin-offs and dividend recapitalizations, and other types of financial opinions in connection with other transactions. Also, our Financial Advisory Services business segment provides dispute resolution services to clients where fees are usually based on the hourly rates of our financial professionals. Lastly, our Financial Advisory Services business segment provides strategic consulting services to clients where fees are either fixed or based on the hourly rates of our consulting professionals. Unlike our Corporate Finance or Financial Restructuring segments, the fees generated in our Financial Advisory Services segment are generally not contingent on the successful completion of a transaction.
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
In managing employee compensation and benefits expense, we focus on the following: (i) the ratio of our employee compensation and benefits to fee revenue ("Compensation Ratio"), (ii) the ratio of employee cash compensation and benefits plus deferred stock incentive employee compensation with respect to the applicable year to fee revenue ("Awarded Compensation Ratio"), and (iii) for periods commencing on October 1, 2015, the Awarded Compensation Ratio, excluding certain equity and cash grants awarded in connection with our IPO (“Adjusted Awarded Compensation Ratio”). We believe adjusted awarded employee compensation and benefits reflects the actual compensation cost more accurately than the GAAP measure of compensation cost, which includes applicable-period cash compensation and the amortization of deferred incentive compensation principally attributable to prior periods’ deferred compensation. We target an Adjusted Awarded Compensation Ratio of approximately 65% to 66%. However, if we identify opportunities to grow fee revenue through significant expansion, to position our business during challenging market conditions for future growth or for other reasons, our Adjusted Awarded Compensation Ratio may increase to a level in excess of this target range.
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
Other (Expenses) Income, net
Other (expenses) income, net includes (i) interest income earned on non-marketable securities, cash and cash equivalents, loans receivables from affiliates and employee loans, (ii) interest expense and/or gains or losses associated with our Revolving Credit Facility (defined herein), the loan payable to affiliate and loans payable to former shareholders, (iii) interest expense on the loan payable to non-affiliate, (iv) equity income and/or gains or losses from funds and partnership interests where we have more than a minor ownership interest or more than minor influence over operations but do not have a controlling interest and are not the primary beneficiary, and (v) net income from investments in unconsolidated entities, which primarily represents the income associated with persons other than Houlihan Lokey that are our co-investors in a consolidated subsidiary that holds an equity method investment in an unconsolidated entity.
Results of Consolidated Operations
The following is a discussion of our results of operations for the three and nine months ended December 31, 2016 and 2015. For a more detailed discussion of the factors that affected the revenues and the operating expenses of our Corporate Finance, Financial Restructuring and Financial Advisory Services business segments in these periods, see Part I, Item 2 of this Form 10-Q under the heading “Business Segments” below.

	Three Months Ended December 31,			Nine Months Ended December 31,
($ in thousands)	2016	2015	Change	2016	2015	Change
Fee revenue	$247,680	$205,523	21%	$614,991	$510,169	21%
Operating expenses:
Employee compensation and benefits	164,971	135,981	21%	411,677	340,926	21%
Non-compensation expenses	25,886	25,856	—%	78,653	84,340	(7)%
Total operating expenses	190,857	161,837	18%	490,330	425,266	15%
Operating income	56,823	43,686	30%	124,661	84,903	47%
Other (expenses) income, net	(1,084)	(1,094)	(1)%	(2,741)	(106)	NM
Income before provision for income taxes	55,739	42,592	31%	121,920	84,797	44%
Provision for income taxes	21,759	19,931	9%	47,653	37,810	26%
Net income	33,980	22,661	50%	74,267	46,987	58%
Net income attributable to noncontrolling interests	—	—	—%	—	(26)	(100)%
Net income attributable to Houlihan Lokey, Inc.	$33,980	$22,661	50%	$74,267	$46,961	58%
NM = not meaningful

Three Months Ended December 31, 2016 versus December 31, 2015
Fee revenue was $247.7 million for the three months ended December 31, 2016, compared with $205.5 million for the three months ended December 31, 2015, representing an increase of 21%. For the three months ended December 31, 2016, Corporate Finance revenues decreased 1%, Financial Restructuring revenues increased 80% and Financial Advisory Services revenues increased 10%, compared with the three months ended December 31, 2015.
Operating expenses were $190.9 million for the three months ended December 31, 2016, compared with $161.8 million for the three months ended December 31, 2015, an increase of 18%. Employee compensation and benefits expenses, as a component of operating expenses, were $165.0 million for the three months ended December 31, 2016, compared with $136.0 million for the three months ended December 31, 2015, an increase of 21%. The increase in employee compensation and benefits expenses was primarily due to the growth in revenues for the quarter. The Compensation Ratio was 67% for the three months ended December 31, 2016, compared with 66% for the three months ended December 31, 2015. Non-compensation expenses, as a component of operating expenses, were $25.9 million for the three months ended both December 31, 2016 and December 31, 2015. Non-compensation expenses increased as a result of increases in general operating expenses, but were offset as a result of third quarter fiscal 2016 costs that did not occur during the current period, primarily related to transaction expenses associated with our acquisitions. Acquisition-related amortization of intangible assets are a component of non-compensation expenses and were $0.7 million for the three months ended both December 31, 2016 and December 31, 2015.
Other (expenses) income, net were $(1.1) million for the three months ended both December 31, 2016 and December 31, 2015, primarily driven by losses associated with our joint ventures.
The provision for income taxes for the three months ended December 31, 2016 was $21.8 million, which reflected an effective tax rate of 39.0%. The provision for income taxes for the three months ended December 31, 2015 was $19.9 million, which reflected an effective tax rate of 46.8%. The decrease in the effective tax rate was primarily the result of a significant portion of the professional service fees associated with the IPO being non-tax deductible that only occurred for the three months ended December 31, 2015.

Nine Months Ended December 31, 2016 versus December 31, 2015
Fee revenue was $615.0 million for the nine months ended December 31, 2016, compared with $510.2 million for the nine months ended December 31, 2015, representing an increase of 21%. For the nine months ended December 31, 2016, Corporate Finance revenues increased 9%, Financial Restructuring revenues increased 56% and Financial Advisory Services revenues increased 5%, compared with the nine months ended December 31, 2015.
Operating expenses were $490.3 million for the nine months ended December 31, 2016, compared with $425.3 million for the nine months ended December 31, 2015, an increase of 15%. Employee compensation and benefits expenses, as a component of operating expenses, were $411.7 million for the nine months ended December 31, 2016, compared with $340.9 million for the nine months ended December 31, 2015, an increase of 21%. The increase in employee compensation and benefits expenses was primarily due to the growth in revenues for the year-to-date period. The Compensation Ratio was 67% for the nine months ended both December 31, 2016 and December 31, 2015. Non-compensation expenses, as a component of operating expenses, were $78.7 million for the nine months ended December 31, 2016, compared with $84.3 million for the nine months ended December 31, 2015, a decrease of 7%. The decrease in non-compensation expenses was primarily as a result of year-to-date fiscal 2016 costs that did not occur during the current period, primarily related to professional service and transaction expenses associated with our IPO, as well as corporate reorganization and related activities of $12.8 million. Acquisition-related amortization of intangible assets are a component of non-compensation expenses and were $2.7 million for the nine months ended December 31, 2016 compared with $1.7 million for the nine months ended December 31, 2015.
Other (expenses) income, net were $(2.7) million for the nine months ended December 31, 2016 compared with $(0.1) million for the nine months ended December 31, 2015. The change in other (expenses) income, net was primarily a result of (i) increased losses associated with our joint ventures, (ii) increased interest expense associated with the Revolving Credit Facility (defined herein) and the ORIX Note (defined herein) that did not exist during the prior year-to-date period, and (iii) lower interest income generated on lower cash balances held by OGC (defined herein), an affiliate of ORIX USA, for the year-to-date period.
The provision for income taxes for the nine months ended December 31, 2016 was $47.7 million, which reflected an effective tax rate of 39.1%. The provision for income taxes for the nine months ended December 31, 2015 was $37.8 million, which reflected an effective tax rate of 44.6%. The decrease in the effective tax rate was primarily the result of a significant portion of the professional services fees associated with the IPO being non-tax deductible that only occurred for the nine months ended December 31, 2015.

Business Segments
The following table presents revenues, expenses and contributions from our continuing operations by business segment. The revenues by segment represents each segment’s revenues, and the profit by segment represents profit for each segment before corporate expenses, other expenses (income), net, and income taxes.

	Three Months Ended December 31,			Nine Months Ended December 31,
($ in thousands)	2016	2015	Change	2016	2015	Change
Revenues by Segment
Corporate Finance	$123,240	$124,133	(1)%	$319,483	$292,461	9%
Financial Restructuring	90,180	50,216	80%	203,372	130,139	56%
Financial Advisory Services	34,260	31,174	10%	92,136	87,569	5%
Total Segment Revenues	247,680	205,523	21%	614,991	510,169	21%
Segment Profit(1)
Corporate Finance	40,423	35,346	14%	91,517	79,155	16%
Financial Restructuring	24,664	14,021	76%	55,542	34,468	61%
Financial Advisory Services	8,507	7,688	11%	21,777	20,785	5%
Total Segment Profit	73,594	57,055	29%	168,836	134,408	26%
Corporate Expenses	(16,771)	(13,369)	25%	(44,175)	(49,505)	(11)%
Other (Expenses) Income, net	(1,084)	(1,094)	(1)%	(2,741)	(106)	NM
Income Before Provision for Income Taxes	$55,739	$42,592	31%	$121,920	$84,797	44%

Segment Metrics:
Number of Managing Directors(2)
Corporate Finance	90	93	(3)%	90	93	(3)%
Financial Restructuring	42	42	—%	42	42	—%
Financial Advisory Services	34	34	—%	34	34	—%
Number of Closed Transactions/Fee Events(3)
Corporate Finance	50	52	(4)%	154	122	26%
Financial Restructuring	23	14	64%	45	35	29%
Financial Advisory Services	517	506	2%	950	902	5%
NM = not meaningful

(1)
We adjust the compensation expenses for a business segment in situations where an employee assigned to one business segment is performing work in another business segment, and we want to adequately reflect the compensation expenses in the business segment where the revenue is being booked.

(2)	As of period end.

(3)	Fee Events applicable to FAS only; a Fee Event includes any engagement that involves revenue activity during the measurement period with a revenue minimum of $1,000.

Corporate Finance
Three Months Ended December 31, 2016 versus December 31, 2015
Revenues for Corporate Finance were $123.2 million for the three months ended December 31, 2016, compared with $124.1 million for the three months ended December 31, 2015, representing a decrease of 1%. The decrease in revenues was a result of a fewer number of transaction closings. CF closed 50 transactions in the three months ended December 31, 2016, versus 52 transactions in the three months ended December 31, 2015.
Segment profit for Corporate Finance was $40.4 million for the three months ended December 31, 2016, compared with $35.3 million for the three months ended December 31, 2015. Profitability increased primarily as a result of lower compensation expenses.

Nine Months Ended December 31, 2016 versus December 31, 2015
Revenues for Corporate Finance were $319.5 million for the nine months ended December 31, 2016, compared with $292.5 million for the nine months ended December 31, 2015, representing an increase of 9%. The increase in revenues was a result of a greater number of transaction closings. CF closed 154 transactions in the nine months ended December 31, 2016, versus 122 transactions in the nine months ended December 31, 2015.
Segment profit for Corporate Finance was $91.5 million for the nine months ended December 31, 2016, compared with $79.2 million for the nine months ended December 31, 2015. Profitability increased primarily as a result of higher revenues.
Financial Restructuring
Three Months Ended December 31, 2016 versus December 31, 2015
Revenues for Financial Restructuring were $90.2 million for the three months ended December 31, 2016, compared with $50.2 million for the three months ended December 31, 2015, representing an increase of 80%. The increase in revenues was primarily driven by a greater number of transaction closings, as well as an increase in the average transaction fee per closed transaction. FR closed 23 transactions in the three months ended December 31, 2016 versus 14 transactions in the three months ended December 31, 2015.
Segment profit for Financial Restructuring was $24.7 million for the three months ended December 31, 2016, compared with $14.0 million for the three months ended December 31, 2015, an increase of 76%. Profitability increased primarily as a result of higher revenues.
Nine Months Ended December 31, 2016 versus December 31, 2015
Revenues for Financial Restructuring were $203.4 million for the nine months ended December 31, 2016, compared with $130.1 million for the nine months ended December 31, 2015, representing an increase of 56%. The increase in revenues was primarily driven by a greater number of transaction closings, as well as a significant increase in the average transaction fee per closed transaction. FR closed 45 transactions in the nine months ended December 31, 2016 versus 35 transactions in the nine months ended December 31, 2015.
Segment profit for Financial Restructuring was $55.5 million for the nine months ended December 31, 2016, compared with $34.5 million for the nine months ended December 31, 2015, an increase of 61%. Profitability increased primarily as a result of higher revenues.
Financial Advisory Services
Three Months Ended December 31, 2016 versus December 31, 2015
Revenues for Financial Advisory Services were $34.3 million for the three months ended December 31, 2016, compared with $31.2 million for the three months ended December 31, 2015, representing an increase of 10%. The increase in revenues was primarily a result of (i) stronger performance by the transaction advisory services, portfolio valuation, and strategic consulting product lines, and (ii) increases in average project fees. This increase was partially offset by a decline in revenues in the transaction opinion product line. FAS generated 517 fee events in the three months ended December 31, 2016, versus 506 fee events during the same quarter last year.
Segment profit for Financial Advisory Services was $8.5 million for the three months ended December 31, 2016, compared with $7.7 million for the three months ended December 31, 2015. Profitability increased primarily as a result of higher revenues.
Nine Months Ended December 31, 2016 versus December 31, 2015
Revenues for Financial Advisory Services were $92.1 million for the nine months ended December 31, 2016, compared with $87.6 million for the nine months ended December 31, 2015, representing an increase of 5%. The increase in revenues was primarily a result of stronger performance by the transaction advisory services, portfolio valuation, and strategic consulting product lines. This increase was partially offset by decline in the transaction opinion product line. FAS generated 950 fee events in the nine months ended December 31, 2016, versus 902 fee events during the same year-to-date period last year.
Segment profit for Financial Advisory Services was $21.8 million for the nine months ended December 31, 2016, compared with $20.8 million for the nine months ended December 31, 2015. Profitability increased primarily as a result of higher revenues.

Corporate Expenses
Three Months Ended December 31, 2016 versus December 31, 2015
Corporate expenses were $16.8 million for the three months ended December 31, 2016, compared with $13.4 million for three months ended December 31, 2015, representing an increase of 25%. This increase was primarily a result of increases in general operating expenses.
Nine Months Ended December 31, 2016 versus December 31, 2015
Corporate expenses were $44.2 million for the nine months ended December 31, 2016, compared with $49.5 million for nine months ended December 31, 2015, representing a decrease of 11%. This decrease was primarily a result of year-to-date fiscal 2016 costs that did not occur during the current period, primarily related to professional service and transaction expenses associated with our IPO, as well as corporate reorganization and related activities.
Liquidity and Capital Resources
Our current assets comprise cash, receivables from affiliates, income tax receivable, accounts receivable and unbilled work in process related to fees earned from providing advisory services. Our current liabilities include deferred income, accounts payable and accrued expenses, including accrued employee compensation expenses and current portion of loan obligations.
Our cash and cash equivalents include cash held at banks. We have not experienced any losses in our cash accounts. We maintain moderate levels of cash on hand in support of regulatory requirements for our registered broker-dealer. At December 31, 2016, we had $71 million of cash in foreign subsidiaries. In August 2015, prior to the consummation of the IPO, we paid a dividend to our shareholders in connection with which the receivable from ORIX USA was repaid in full. A portion of the dividend was paid to ORIX USA in the form of a $45.0 million note (the "ORIX Note") that bears interest at an annual rate of LIBOR plus 165 basis points and is payable quarterly. Beginning on June 30, 2016, the Company began making required quarterly repayments of principal in the amount of $7.5 million, with the remaining principal amount due on the second anniversary of the completion of the IPO. Excess cash on hand in our U.K. subsidiary had been generally maintained in a receivable owned by ORIX Global Capital Ltd. (“OGC”), a U.K. subsidiary of ORIX Corporation (the “Cash Management Agreement”). OGC paid interest to us under the Cash Management Agreement at an annual rate of LIBOR plus 165 basis points, calculated and payable monthly. In May 2016, OGC notified the Company that it will no longer be accepting deposits under the agreement and repaid all outstanding amounts. Currently, we are maintaining any excess cash in bank accounts.
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
On November 1, 2016, the Company's Board of Directors declared a quarterly cash dividend of $0.17 per share of common stock, payable on December 15, 2016 to shareholders of record on December 5, 2016.
On February 1, 2017, the Company's Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock, payable on March 15, 2017 to shareholders of record on March 3, 2017.
As of December 31, 2016 and March 31, 2016, our cash and cash equivalents were $253.6 million and $166.2 million, respectively, and our loan receivable from OGC was $0.0 and $20.1 million, respectively.
Our liquidity is highly dependent upon cash receipts from clients which in turn are generally dependent upon the successful completion of transactions as well as the timing of receivable collections, which typically occurs within 60 days of billing. As of December 31, 2016 and March 31, 2016, net accounts receivables were $33.2 million and $58.1 million, respectively. As of December 31, 2016 and March 31, 2016, unbilled work in process was $41.8 million and $51.3 million, respectively.
We currently maintain a revolving line of credit pursuant to a loan agreement, dated as of August 18, 2015, by and among Houlihan Lokey, certain domestic subsidiaries of Houlihan Lokey party thereto and Bank of America, N.A., which provides for a revolving line of credit of $75.0 million that expires on August 18, 2017 (the “Revolving Credit Facility”). As of December 31, 2016, there was $0.0 outstanding under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility require payments of interest at the annual rate of LIBOR plus 1.00%. The loan agreement requires compliance with certain loan covenants including but not limited to the maintenance of minimum earnings before interest, taxes, depreciation and amortization of no less than $120 million as of the end of any quarterly 12-month period and certain leverage ratios including a consolidated leverage ratio of less than 1.50 to 1.00 and a consolidated fixed charge coverage ratio of greater than 1.25 to 1.00, as of the end of any quarterly 12-month period. As of December 31, 2016, we were and we expect to continue to be in compliance with such covenants.
Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of our incentive compensation during the first and third quarters of each fiscal year. A summary of our operating, investing, and financing cash flows is as follows:

	Nine Months Ended December 31,
($ in thousands)	2016	2015	Change
Cash provided by (used in)
Operating activities:
Net income	$74,267	$46,987	58%
Non-cash charges	42,118	32,888	28%
Other operating activities	35,425	(116,182)	(130)%
Total operating activities	151,810	(36,307)	(518)%
Investing activities	6,378	182,762	(97)%
Financing activities	(63,808)	(104,475)	(39)%
Effects of exchange rate changes on cash and cash equivalents	(6,944)	1,285	(640)%
Increase in cash and cash equivalents	87,436	43,265	102%
Cash and cash equivalents—beginning of year	166,169	88,662	87%
Cash and cash equivalents—end of year	$253,605	$131,927	92%

Nine Months Ended December 31, 2016
Operating activities resulted in a net inflow of $151.8 million primarily attributable to (i) strong financial performance for the period driving increased net income, (ii) higher non-cash compensation expenses related to restricted share grants, and (iii) a decrease in accounts receivable. Investing activities resulted in a net inflow of $6.4 million primarily attributable to decreases in receivables from affiliates in the U.K. to fund the bonus payments in the U.K., partially offset by capital expenditures. Financing activities resulted in a net outflow of $63.8 million primarily related to dividends paid, a principal payment on the ORIX Note, and the repurchase of loans payable to former shareholders.
Nine Months Ended December 31, 2015
Operating activities resulted in a net outflow of $36.3 million, primarily attributable to annual bonuses paid in April 2015. Investing activities resulted in a net inflow of $182.8 million primarily attributable to a decrease in receivables from affiliates as the receivable from ORIX USA was paid in full in conjunction with the payment of a pre-IPO dividend. Financing activities resulted in a net outflow of $104.5 million primarily related to dividend distributions.

Contractual Obligations
The aggregate amount which we are obligated to pay under Operating Leases for our office space has decreased from the amount as of March 31, 2016. At the end of our last fiscal year, the amount due was $146.4 million and as of December 31, 2016, the amount due was $138.3 million.

($ in thousands)	Payment Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating Leases	$138,259	$4,828	$39,098	$37,545	$56,788
Loan payable to affiliate	$22,500	$7,500	$15,000	$—	$—
Loans payable to former shareholders	$5,917	$438	$3,432	$1,229	$818
Loan payable to non-affiliates	$15,345	$2,938	$—	$—	$12,407

Off‑Balance Sheet Arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our combined financial statements except for certain stand-by letters of credit and bank guarantees with Bank of America in support of various office leases totaling approximately $1.4 million.
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
There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended March 31, 2016, as amended.
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
Exchange Rate Risk
The exchange rate of the U.S. dollar relative to the currencies in the non-U.S. countries in which we operate may have an effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities and, therefore, be reflected as a change in other comprehensive income. Our non-U.S. assets and liabilities that are sensitive to exchange rates consist primarily of trade payables and receivables, work in progress, and cash. During the nine months ended December 31, 2016, the value of the U.S. dollar strengthened relative to the pound sterling and euro, the primary currencies of our European operations. The net impact of the fluctuation of foreign currencies in other comprehensive income within the unaudited consolidated statements of comprehensive income was $(12.4) million for the nine-month period ended December 31, 2016, as compared to $0.7 million for the same period in 2015.
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
From time to time, we have entered into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. We entered into a foreign currency forward contract between the U.S. dollar and pound sterling with an aggregate notional value of $3.0 million and with a fair value representing a loss included in other operating expenses of $0.2 million during the three months ended December 31, 2016. A fluctuation in the value of this contract is intended to offset the changes in the value of a dollar denominated receivable held by our UK subsidiary. We conducted a sensitivity analysis on the fair value of this foreign currency hedge assuming a 10% change in the pound sterling from the level as of December 31, 2016, with all other variables held constant. A 10% appreciation or depreciation of the U.S. dollar against the pound sterling would result in a decrease or increase, respectively, of approximately $0.2 million in the fair value of this foreign currency forward contract.

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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2016.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. There has been no material change in the nature of our legal proceedings from the descriptions contained in our Annual Report on Form 10–K for the fiscal year ended March 31, 2016, as amended.

Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in our IPO Prospectus and Annual Report on Form 10-K for the year ended March 31, 2016, other than as set forth in our Registration Statements on Form S–3 filed with the Securities and Exchange Commission on November 1, 2016 and January 27, 2017.

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

HOULIHAN LOKEY, INC.

Date:	February 6, 2017	/s/ SCOTT L. BEISER
Scott L. Beiser
Chief Executive Officer
(Principal Executive Officer)

Date:	February 6, 2017	/s/ J. LINDSEY ALLEY
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