Form 10-K
period 2017-03-31
HOULIHAN LOKEY, INC.
filed 2017-06-13
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of September 30, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $302 million.
As of June 7, 2017, the registrant had 23,538,990 shares of Class A common stock, $0.001 par value per share, and 43,589,558 shares of Class B common stock, $0.001 par value per share, outstanding.

i

PART I

Unless the context otherwise requires, as used in this Annual Report on Form 10-K (“Form 10-K”), the terms the “Company,” “Houlihan Lokey, Inc.,” “Houlihan Lokey,” “HL,” “we,” “us” and “our” refer to (i) prior to the corporate reorganization described under “Organizational Structure,” Houlihan Lokey, Inc., a California corporation (“HL CA”), and (ii) following such corporate reorganization, Houlihan Lokey, Inc., a Delaware corporation (“HL DE”), and, in each case, unless otherwise stated, all of its subsidiaries. We use the term “ORIX USA” to refer to ORIX USA Corporation, a Delaware corporation and a wholly owned subsidiary of ORIX Corporation, a Japanese corporation. References to ORIX USA as a holder of our shares mean ORIX USA acting through its indirect wholly owned subsidiary, ORIX HLHZ Holding LLC, a Delaware limited liability company. We use the term “HL Holders” to refer to our employees and members of our management who hold our Class B common stock through the Houlihan Lokey Voting Trust (the "HL Voting Trust"). We use the term “Fram” to refer to Fram Holdings, Inc., a Delaware corporation and formerly our indirect parent. References to the “IPO” mean our initial public offering in August 2015 of 12,075,000 shares of Houlihan Lokey, Inc. Class A common stock in connection with which HL CA reorganized its business. Our fiscal year ends on March 31st; references to fiscal 2017, fiscal 2016 and fiscal 2015 are to the fiscal years ended March 31, 2017, 2016 and 2015, respectively; references in this Form 10-K to years are to calendar years unless otherwise noted.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Form 10-K may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “intends,” “predicts,” “potential” or “continue,” or the negative of these terms or other similar expressions.
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
•continuing contingent tax liabilities;
•the HL Voting Trust’s and ORIX USA’s ability to control our company; and
•other factors beyond our control.

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
Established in 1972, Houlihan Lokey, Inc., is a leading global independent investment bank with expertise in mergers and acquisitions (M&A), financings, financial restructurings and financial advisory services. Through our offices in the United States, Europe, Asia, and Australia, we serve a diverse set of clients worldwide including corporations, financial sponsors and government agencies. We provide our financial professionals with an integrated platform that enables them to deliver meaningful and differentiated advice to our clients. We advise our clients on critical strategic and financial decisions, employing a rigorous analytical approach coupled with deep product and industry expertise. We market our services through our product areas, our industry groups and our Financial Sponsors group, serving our clients in three primary business practices: Corporate Finance (encompassing M&A and capital markets advisory), Financial Restructuring (both out-of-court and in formal bankruptcy or insolvency proceedings) and Financial Advisory Services (including financial opinions, and a variety of valuation and financial and strategic consulting services).
We are committed to a set of principles that serve as the backbone to our success. Independent advice and intellectual rigor, combined with consistent senior-level involvement, are hallmarks of our commitment to client service. Our entrepreneurial culture engenders our flexibility to collaborate across our business practices to provide world-class solutions for our clients. Our broad-based employee ownership serves to align the interests of employees and shareholders and further encourages a collaborative environment where our Corporate Finance, Financial Restructuring and Financial Advisory Services business practices work together productively and creatively to solve our clients’ most critical financial issues. We enter into businesses or offer services where we believe we can excel based on our expertise, analytical sophistication, industry focus and competitive dynamics. Finally, we remain independent and specialized, focusing on advisory products and market segments where our expertise is both differentiating and less subject to conflicts of interest arising from non-advisory services, and where we believe we can be a market leader in a particular segment. We do not lend or engage in any securities sales and trading operations or research which might conflict with our clients’ interests.
As of March 31, 2017, we had a team of 832 financial professionals across 19 offices globally and an additional 5 offices through our joint ventures, serving more than 1,000 clients annually over the past several years, ranging from closely held companies to Fortune Global 500 corporations. Information on our segments is set forth in "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
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
Corporate Finance
As of March 31, 2017, we had 87 Corporate Finance Managing Directors utilizing a collaborative, interdisciplinary approach in order to provide our clients with extensive industry and product expertise and global reach in a wide variety of M&A and financing transactions. We compete with boutique firms focused on particular industries or geographies as well as other independent investment banks and bulge-bracket firms. A majority of our engagements represent mid-cap transactions, which we believe is an attractive segment that is underserved by bulge-bracket investment banks. We believe that our deep sector expertise, significant senior banker involvement and attention, strong financial sponsor relationships and global platform provide a compelling value for our clients, engendering long-term relationships and making it difficult for our peers to compete against us in this segment of the market.

We believe that through our industry groups we have a meaningful presence in every major industry segment, including aerospace & defense; business services; consumer, food & retail; energy; financial institutions; healthcare; industrials; real estate, lodging & leisure; technology, media & telecommunications; and transportation & logistics. We continue to expand and deepen our specialized industry capabilities through a combination of internal promotion, external hires and acquisitions. While the majority of our engagements are in the United States, we continue to enhance our M&A presence in other geographies, including Europe, Asia and Australia, and we believe there will be continued opportunities to grow in regions outside the United States.
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
We believe our team of experienced and talented financial professionals is well positioned to provide advice across a wide range of M&A advisory services globally, including sell-side, buy-side, joint ventures, asset sales and divestitures that are less subject to conflicts of interest arising from non-advisory services. Our global industry group model with embedded M&A capabilities brings sector-specific knowledge, experience and relationships to our clients, allowing us to provide differentiated expert advice and connect buyers on a global basis.
Capital Markets Advisory: We provide global financing solutions and capital-raising advisory services for a broad range of corporate and private equity clients across most industry sectors, from large, publicly-held, multinational corporations to financial sponsors to privately-held companies founded and run by entrepreneurs.
Our Capital Markets Advisory professionals leverage a wide array of longstanding, senior-level lender and investor relationships, including with traditional and non-traditional direct capital providers (such as institutional credit funds, commercial finance companies, business development companies, insurance companies, pension funds, mutual funds, global asset managers, special situations investors and structured equity providers). As the traditional syndicated capital markets are becoming increasingly complex and more regulated, the private capital markets have developed to provide an alternative source of flexible capital that can be tailored to meet clients’ needs.
We believe we excel in providing our clients with sophisticated and thoughtful advice and access to traditional and non-traditional capital providers in the private and public capital markets. Our objective is to create a capital structure that enables our clients to achieve their strategic priorities on the best terms available in the market, which often involves raising more than one type of capital, sometimes from multiple capital providers.
Financial Restructuring
As of March 31, 2017, we had 43 Financial Restructuring Managing Directors working around the globe, which we believe constitutes one of the largest restructuring groups in the investment banking industry. Our Financial Restructuring group has earned a reputation for being the advisor of choice for many of the largest and most complex restructurings, offering knowledge, experience and creativity to address challenging situations. We operate in all major worldwide markets as debt issuances have increased around the world. Our Financial Restructuring professionals bring to bear deep expertise and experience in restructurings in the United States, Canada, Europe, Asia, Australia, the Middle East, Latin America and Africa. Given the depth and breadth of the team’s expertise and the high barriers to entry for this expertise and experience, international and multi-jurisdictional restructurings represent an attractive opportunity for our Financial Restructuring group.
The group employs an interdisciplinary approach to engagements, calling upon the expertise of our industry groups, Capital Markets Advisory group and Financial Sponsors group, and drawing on the worldwide resources of the Financial Restructuring team as each situation may require. The Financial Restructuring group is deeply experienced in evaluating complex, highly leveraged situations. In addition to comprehensive financial restructurings, we work with distressed companies on engagements involving changes of control, asset sales and other M&A and capital markets activities, many times involving the sale of a company or its assets quickly, and in contested or litigious settings on expedited timeframes. We advise companies undergoing financial restructuring and creditor constituencies at all levels of the capital structure, in both out-of-court negotiations and in formal bankruptcy or insolvency proceedings. Our experience, geographic diversity and size allow us to provide the immediate attention and staffing required for time-sensitive and mission-critical restructuring assignments, making us a valued partner for our clients.

Our dedicated team is active throughout business cycles. Our Financial Restructuring practice serves as a countercyclical hedge across macroeconomic cycles, with increasing levels of restructuring opportunities occurring during periods when demand for M&A and capital markets advisory services may be reduced. In robust macro-economic environments, demand for the services of our Financial Restructuring team generally continues due to opportunities arising from secular and cyclical disruptions in certain industries. Our geographic diversity and global market leadership allow us to maintain significant levels of activity even when the U.S. capital markets are vibrant.
Our broad base of clients and our extensive experience allow us to understand the dynamics of each restructuring situation and strengthen our negotiating strategies by providing us insight into the needs, attitudes and positions of all parties-in-interest. Our clients include companies, bondholder groups, financial institutions, banks and other secured creditor groups, trade creditors, official Chapter 11 creditors’ committees, equity holders, acquirers, equity sponsors and other parties-in-interest involved with financially challenged companies.
Our Financial Restructuring professionals work closely with our Corporate Finance and Financial Advisory Services professionals to provide holistic advice. In financial restructuring assignments, our team may represent the company, the creditors or other stakeholders.
Financial Advisory Services
Our Financial Advisory Services practice is one of our original practices and dates back more than 40 years. As of March 31, 2017, we had 35 Managing Directors in this practice, and we believe we have one of the largest and most respected valuation and financial opinion practices in the United States. We believe we are a thought-leader in the field of valuation and strategic consulting, and our professionals produce influential studies and publications, which are recognized and valued throughout the financial industry. We believe our extensive transaction expertise and leadership in these fields inspire confidence in the financial executives, boards of directors, special committees, retained counsel, investors and business owners that we serve. We believe that our reputation for delivering an outstanding analytical product that will withstand legal or regulatory scrutiny coupled with our independence makes us the advisor of choice for clients that seek to obtain a complex valuation or transaction opinion.
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
Our People
Our goal is to attract, develop and retain the best talent in our industry across all levels. We believe our compensation programs are competitive, offering a portion of compensation in deferred cash and a portion in deferred stock awards to provide incentives for our employees to remain with us. In addition, we strive to foster a collaborative environment to attract and retain employees, and we seek individuals who fit our culture of entrepreneurship, integrity, creativity and commitment to our clients. For over 20 years, we have emphasized broad employee ownership as a way to align the incentives of our employees and shareholders. We adopted our 2016 Incentive Award Plan in order to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers) and consultants of our company and certain of its affiliates, and to enable our company and its affiliates to obtain and retain services of these individuals, which is essential to our long-term success. As of March 31, 2017, we had approximately 430 employee shareholders that collectively owned approximately 44% of our equity with no single employee owning more than 3% of our equity. We believe that a strong emphasis on cultural fit during our recruiting process combined with broad employee ownership results in high retention rates.
Our Managing Directors (other than our executive officers) are compensated based on their ability to deliver profitable revenues on a consistent basis to the firm, the quality of advice and execution provided to our clients, and their collaboration with their colleagues across industries, products and regions. We do not compensate on a commission-based pay model. Our compensation structure for junior financial professionals is based on a system of meritocracy whereby bankers are rewarded for past performance and expectation of future development, and compensation levels are tested against prevailing market compensation for bankers at similar levels.
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

Across our firm, we devote significant time and resources to training and mentoring our employees to ensure every person achieves their highest possible potential. We strive to identify and cultivate future leaders within our firm and are committed to developing our brightest and most ambitious junior professionals into Managing Directors. This philosophy of investing in our people has been and will continue to be core to our culture and organization. As of March 31, 2017, 2016 and 2015, we employed 1,171, 1,171 and 953 people, respectively, worldwide.
Competition
Our competitors are other investment banking and financial advisory firms. We compete on both a global and a regional basis, and on the basis of a number of factors, including industry knowledge, transaction execution skills, strength of client relationships, reputation and price. We believe our primary competitors vary by product and industry expertise and would include the following: for our Corporate Finance practice, Jefferies LLC, Lazard Ltd, Moelis & Company, N M Rothschild & Sons Limited, Piper Jaffray Companies, Robert W. Baird & Co. Incorporated, William Blair & Company, L.L.C. and the bulge-bracket investment banking firms; for our Financial Restructuring practice, Lazard Ltd, Moelis & Company, PJT Partners and N M Rothschild & Sons Limited; and for our Financial Advisory Services practice, Duff & Phelps Corp., the “big four” accounting firms, and various consulting firms.
We compete with all of the above as well as with regional and industry-focused boutique firms to attract and retain qualified employees. Our ability to continue to compete effectively in our business will depend upon our ability to attract new employees and retain our existing employees. We may be at a competitive disadvantage in certain situations with regard to certain of our competitors who are able to, and regularly do, provide financing or market making services that are often instrumental in effecting transactions.
Regulation
United States
Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and across the globe. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets, not with protecting the interests of our stockholders or creditors. In the United States, the United States Securities and Exchange Commission (the "SEC") is the federal agency responsible for the administration of the federal securities laws. Houlihan Lokey Capital, Inc. (“Houlihan Lokey Capital”), our wholly owned subsidiary, through which we conduct our Corporate Finance, Financial Restructuring and transaction opinion businesses in the United States, is registered as a broker-dealer with the SEC. Houlihan Lokey Capital is subject to regulation and oversight by the SEC. In addition, the Financial Industry Regulatory Authority, Inc. ("FINRA"), a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its broker-dealer member firms, including Houlihan Lokey Capital. State securities regulators also have regulatory or oversight authority over Houlihan Lokey Capital in those states in which it does business.
Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices, the financing of customers’ purchases, capital structure, record-keeping and the conduct and qualifications of directors, officers and employees. In particular, as a registered broker-dealer and member of a self-regulatory organization, we are subject to the SEC’s uniform net capital rule, Rule 15c3-1. Rule 15c3-1 specifies the minimum level of net capital a broker-dealer must maintain and also requires that a significant part of a broker-dealer’s assets be kept in relatively liquid form. The SEC and FINRA impose rules that require notification when net capital falls below certain predefined criteria, limit the ratio of subordinated debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s uniform net capital rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC for certain withdrawals of capital.
Houlihan Lokey Financial Advisors, Inc. (“HLFA”), our wholly owned subsidiary, previously was an investment adviser registered with the SEC under the Investment Advisers Act of 1940. In August 2016, following the time that HLFA ceased all investment advisory activities, HLFA withdrew from such registration with the SEC. HLFA continues to provide valuation services and related financial analyses of various businesses and types of assets which are used by clients in connection with mergers and acquisitions, divestitures, corporation redemptions, dispute analysis, and estate, gift and income tax support. In rendering such analyses, HLFA does not: (i) make recommendations or provide advice with respect to the merits of any security or transaction, the suitability of transacting in any security, or any investment decision with respect to any security, or (ii) manage or hold client accounts, securities or funds. In addition to valuation and financial consulting and analytic services, HLFA provides dispute resolution services and strategic consulting services.

Certain parts of our business are subject to compliance with laws and regulations of United States federal and state governments, non-United States governments, their respective agencies and/or various self-regulatory organizations or exchanges relating to, among other things, the privacy of client information, and any failure to comply with these regulations could expose us to liability and/or reputational damage.
Europe
Our European advisory business is now conducted primarily through our subsidiary, Houlihan Lokey EMEA, LLP, a limited liability partnership organized under the laws of England and Wales, with its main office in the United Kingdom and branches in France, Germany and Spain.
Houlihan Lokey EMEA, LLP is authorized and regulated by the United Kingdom’s Financial Conduct Authority. The current UK regulatory regime is based upon the Financial Services and Markets Act 2000 (“FSMA”), together with secondary legislation and other rules made under FSMA. These rules govern our financial advisory business in the United Kingdom, including regulated activities, record keeping, approval standards for individuals, anti-money laundering and periodic reporting.
Houlihan Lokey EMEA, LLP has exercised the appropriate European financial services passport rights to provide cross-border services into all other members of the European Economic Area (the “EEA”) from the United Kingdom and to establish branches in France, Germany and Spain. These “passport” rights derive from the pan-European regime established by the EU Markets in Financial Instruments Directive, which regulates the provision of investment services and activities throughout the EEA.
On June 23, 2016, the United Kingdom voted to withdraw from the European Union (“Brexit”).  The Article 50 European Union exit process was invoked by the UK government on March 29, 2017.  This provides for a two year period at the end of which the United Kingdom is scheduled to leave the EU, and during which time period the parties can seek to negotiate the terms of separation. Brexit may impact our European business in ways that are unknown at this time and/or may result in costs that are indeterminate at this time.
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
Singapore
On April 26, 2017, the Monetary Authority of Singapore (“MAS”) acknowledged receipt of the lodgment by our subsidiary, Houlihan Lokey (Singapore) Private Limited, on March 17, 2017 of the relevant form notifying MAS of its commencement of business as a person exempted from the requirement to hold a capital markets services license to carry on business in advising on corporate finance activities, with effect from March 6, 2017.  As a result of such lodgment, Houlihan Lokey (Singapore) Private Limited is able to conduct business in Singapore as an “exempt corporate finance adviser,” subject to compliance with regulation governing such status as applicable from time to time in Singapore.
Other
The United States and non-United States government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are empowered to conduct periodic examinations and initiate administrative proceedings that can result in censure, fines, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or its directors, officers or employees.
The USA PATRIOT Act of 2001 and the Treasury Department’s implementing federal regulations require us, as a “financial institution,” to establish and maintain an anti-money-laundering program. In connection with its administration and enforcement of economic and trade sanctions based on United States foreign policy and national security goals, the Treasury Department’s Office of Foreign Assets Control (“OFAC”) publishes a list of individuals and companies owned or controlled by, or acting for or on behalf of, targeted countries. It also lists individuals, groups and entities, such as terrorists and narcotics traffickers, designated under programs that are not country-specific. Collectively, such individuals and companies are called “Specially Designated Nationals” (“SDNs”). Assets of SDNs are blocked, and we are generally prohibited from dealing with them. In addition, OFAC administers a number of comprehensive sanctions and embargoes that target certain countries, governments and geographic regions. We are generally prohibited from engaging in transactions involving any country, region or government that is subject to such comprehensive sanctions.
The United States Foreign Corrupt Practices Act of 1977 (the “FCPA”), the UK 2010 Bribery Act and similar laws to which we may be subject prohibit the payment of bribes to foreign government officials and political figures. The FCPA has a broad reach, covering all United States companies and citizens doing business abroad, among others, and defining a foreign official to include not only those holding public office but also local citizens acting in an official capacity for or on behalf of foreign government-run or -owned organizations or public international organizations. The FCPA also requires maintenance of appropriate books and records and maintenance of adequate internal controls to prevent and detect possible FCPA violations. Similarly, the UK 2010 Bribery Act prohibits us from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage.
Organizational Structure
Overview
Houlihan Lokey, Inc. is a holding company that operates our business through its subsidiaries, the primary subsidiaries being Houlihan Lokey Capital, HLFA and Houlihan Lokey EMEA LLP (whose business was recently transferred from Houlihan Lokey (Europe) Limited), each of which is described above under “Regulation.”
Follow-on Equity Offering and Forward Equity Repurchase
            On February 14, 2017, pursuant to a registered underwritten public offering, we issued and sold 6,000,000 shares of our Class A common stock and certain of our former and current employees and members of our management (the “Selling Stockholders”) sold 2,000,000 shares of our Class A common stock, in each case, at a price to the public of $29.25 per share (the “Follow-on Offering”).  On March 15, 2017, we issued and sold an additional 900,000 shares of Class A common stock and the Selling Stockholders sold an additional 300,000 shares of Class A common stock in connection with the underwriters’ exercise in full of their option to purchase additional shares in the Follow-on Offering.

            In connection with, and prior to, the Follow-on Offering, on February 6, 2017, we entered into a Forward Share Purchase Agreement (the “Forward Share Purchase Agreement”), with an indirect wholly owned subsidiary of ORIX USA pursuant to which we agreed to repurchase from ORIX USA on April 5, 2017 the number of shares of our Class B common stock equal to the number of shares of our Class A common stock sold by us in the Follow-on Offering (including any shares sold upon the exercise by the underwriters of their option to purchase additional shares of our Class A common stock) for a purchase price per share equal to the public offering price in the Follow-on Offering less underwriting discounts and commissions.  On April 5, 2017 we settled the transaction provided for in the Forward Share Purchase Agreement and acquired 6,900,000 shares of Class B common stock from ORIX USA using the net proceeds we received from the Follow-on Offering.  In accordance with the terms of the Forward Share Purchase Agreement, the purchase price per share under such agreement was reduced by the per share amount of the dividend paid to ORIX USA on the shares of our Class B common stock subject to the Forward Share Purchase Agreement prior to the settlement of such transaction.

The diagram below depicts our current organizational structure and the percentages are as of April 5, 2017, after the settlement of the Forward Share Purchase Agreement.
Corporate Reorganization and IPO
Prior to our IPO, we completed an internal corporate restructuring, which we refer to herein as the corporate reorganization. Previously, our business was indirectly controlled by ORIX USA with the HL Holders having the remaining, significant minority ownership interest in Fram, the indirect parent of the Company. In the corporate reorganization, through a series of steps, ORIX USA and the HL Holders exchanged their shares in Fram for shares of Class B common stock of the Company. In connection with the IPO, the HL Holders deposited their common stock in the Company in the HL Voting Trust. In the IPO, ORIX USA and the HL Holders sold a portion of their Class B common stock, which were converted into shares of Class A common stock.
HL Voting Trust Agreement
In connection with the corporate reorganization and the IPO, we entered into the Voting Trust Agreement (the “HL Voting Trust Agreement”) dated as of August 18, 2015 with the HL Holders and the trustees of the HL Voting Trust. Pursuant to the HL Voting Trust Agreement, the trustees have the right to vote the shares of our common stock deposited by any HL Holder, together with any shares of Class B common stock acquired by such HL Holder, in their sole and absolute discretion on any matter, without fiduciary duties of any kind to the HL Holders. As of March 31, 2017, the HL Voting Trust controlled approximately 63.4% of the total voting power of the Company.
Lock-Up Agreements
In connection with the corporate reorganization and subsequent grants of Class B common stock, each HL Holder depositing shares of our common stock into the HL Voting Trust also entered into an individual lock-up agreement with the Company. Under these lock-up agreements, shares of our common stock deposited into the HL Voting Trust and beneficially owned by the HL Holders will generally be locked up for a period of three years following the effective date of the IPO, after which these shares will become transferable in three equal installments on each of the third, fourth and fifth anniversary of the IPO; provided that shares of our common stock held by managing directors and certain senior corporate officers of the Company whose employment with us or any of our subsidiaries terminates prior to the third anniversary of the IPO for reasons other than death or disability will be subject to transfer restrictions, and will be ineligible to participate in any follow-on offerings, in each case, through the seventh anniversary of the IPO. Notwithstanding the foregoing, the lock-up agreements provide that:

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

Under the lock-up agreements, our board of directors may consent to exceptions to those transfer restrictions, subject to any limitations or conditions imposed by it.
Stockholders’ Agreement
In connection with the IPO, we entered into the Stockholders’ Agreement dated as of August 18, 2015 (the "Stockholders' Agreement") with ORIX USA and the trustees of the HL Voting Trust. Pursuant to the Stockholders’ Agreement, our board of directors will generally consist of eleven members, with ORIX USA and the trustees on behalf of the HL Voting Trust each having the right to recommend the nomination of four of the eleven board members. The number of board members that ORIX USA is entitled to recommend for nomination is subject to maintaining certain ownership thresholds. If ORIX USA loses its right to recommend for nomination any director nominees pursuant to the terms of the Stockholders’ Agreement, these positions will generally be filled by individuals recommended for nomination by the trustees of the HL Voting Trust. The Stockholders’ Agreement also provides that approval of two-thirds of the board will be required for certain corporate actions for a period of time based on ORIX USA’s continuing ownership level. In addition, under the Stockholders’ Agreement, we have agreed with ORIX USA upon certain standards to be satisfied in order for shares of our common stock subject to individual lock-up agreements to participate in underwritten offerings.
Controlled Company

The HL Voting Trust and ORIX USA control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” under the rules of the New York Stock Exchange. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements that (i) a majority of our board of directors consist of independent directors and (ii) that our board of directors have compensation and nominating and corporate governance committees composed entirely of independent directors, as independence is defined in Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and under the New York Stock Exchange listing standards. For at least some period following the IPO, we intend to utilize these exemptions. As a result, although we have a fully independent audit committee as required by the New York Stock Exchange, we do not expect that the majority of our directors will be independent for some time. See “Risk Factors—Risks Related to Our Class A Common Stock—We are a “controlled company” within the meaning of the New York Stock Exchange listing standards and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. Holders of Class A common stock do not have the same protections afforded to stockholders of companies that are subject to such requirements.” In the event that we cease to be a “controlled company” and our shares continue to be listed on the New York Stock Exchange, we will be required to comply with these provisions by the expiration of the applicable transition periods.

Market and Industry Data
The industry, market and competitive position data referenced throughout this Form 10-K are based on research, industry and general publications, including surveys and studies conducted by third parties. Industry rankings are as reported by Thomson Reuters unless otherwise noted. Thomson Reuters industry rankings are sourced through direct deal submissions from financial institutions coupled with research performed by Thomson Reuters analysts. Industry publications, surveys and studies generally state that they have been obtained from sources believed to be reliable. We have not independently verified such third party information. While we are not aware of any misstatements regarding any industry, market or similar data presented herein, such data involve uncertainties and are subject to change based on various factors, including those discussed under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Form 10-K.
In this Form 10-K, we use the term “independent investment banks” or “independent advisors” when referring to ourselves and other investment banks or financial advisors that are primarily focused on advisory services and that conduct no or limited commercial banking, lending, or securities sales and trading activities, which we believe are well positioned to provide uncompromised advice that is less subject to conflicts of interest arising from non-advisory services. In this Form 10-K, we use the term “mid-cap” when referring to transactions with a value below $1 billion and “large-cap” when referring to transactions with a value in excess of or equal to $1 billion.

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
        We depend on the efforts and reputations of our senior management and financial professionals. Our Managing Directors’ and other senior professionals’ reputations and relationships with clients and potential clients are critical elements in the success of our business. Our future success depends to a substantial degree on our ability to retain qualified management and financial professionals within our organization, including our Managing Directors. However, we may not be successful in our efforts to retain the required personnel as the market for qualified investment bankers is extremely competitive. Our investment bankers possess substantial experience and expertise and have strong relationships with our advisory clients. As a result, the loss of these financial professionals could jeopardize our relationships with clients and result in the loss of client engagements. For example, if our Managing Directors or other senior professionals, including our executive officers, or groups of professionals, were to join or form a competing firm, some of our current clients could choose to use the services of that competitor rather than our services. Managing Directors and other senior professionals have left Houlihan Lokey in the past and others may do so in the future, and the departure of any of these senior professionals may have an adverse impact on our business. Our compensation arrangements and post-employment restriction agreements with our Managing Directors and other professionals may not provide sufficient incentives or protections to prevent these professionals from resigning to join our competitors. In addition, some of our competitors have more resources than we do, which may allow them to attract some of our existing employees by offering superior compensation and benefits or otherwise. The departure of a number of Managing Directors or groups of senior professionals could have a material adverse effect on our business, financial condition and results of operations.
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
        Goodwill and other intangible assets represent a significant portion of our assets, and totaled $715.3 million as of March 31, 2017. Goodwill is the excess of cost over the fair market value of net assets acquired in business combinations. We review goodwill and intangible assets at least annually for impairment. We may need to perform impairment tests more frequently if events occur or circumstances indicate that the carrying amount of these assets may not be recoverable. These events or circumstances could include a significant change in the business climate, attrition of key personnel, a prolonged decline in our stock price and market capitalization, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of one of our businesses and other factors. Although we determined that it is not more likely than not that the fair values of our goodwill and intangible assets were less than their carrying values during our fiscal 2017 and fiscal 2016, annual impairment reviews of indefinite-lived intangible assets, any future impairment of goodwill or other intangible assets would result in a non-cash charge against earnings, which would adversely affect our results of operations. The valuation of the reporting units requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our reporting units, including such factors as market performance, changes in our client base and projected growth rates. Because these factors are ever changing, due to market and general business conditions, our goodwill and indefinite lived intangible assets may be impaired in future periods.

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
        Prior to our IPO in August 2015, our management team had historically operated our business as a privately-owned company, and the individuals constituting our management team had not previously managed a publicly traded company. Compliance with public company requirements places significant additional demands on our management and has required us to enhance our investor relations, legal, financial reporting, internal audit, compliance with the Sarbanes-Oxley Act and corporate communications functions. These additional efforts may strain our resources and divert management's attention from other business concerns, which could adversely affect our business and profitability.
Our international operations are subject to certain risks, which may affect our revenue.
        In fiscal 2017, we earned approximately 13% of our revenue from our international operations. We intend to grow our non-United States business, including growth into new regions with which we have less familiarity and experience, and this growth is important to our overall success. In addition, many of our larger clients are non-United States entities. Our international operations carry special financial and business risks, which could include the following:
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
•potentially less stable political and economic environments;

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
        Because our financial statements are denominated in United States dollars and we receive a portion of our net revenue in other currencies, we are exposed to fluctuations in foreign currencies. In addition, we pay certain of our expenses in such currencies. Fluctuations in foreign currency exchange rates led to a net loss in cash of $4.0 million for fiscal 2017, compared to a net gain in cash of $0.4 million for fiscal 2016. In particular, we are exposed to the Euro and the pound sterling, and the weakening of the Euro and other currencies relative to the United States dollar has had, and may continue to have, an adverse effect on our revenue. From time to time, we have entered into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. Notwithstanding our entry into such hedge transactions, a depreciation of any of the currencies to which we are exposed relative to the United States dollar could result in an adverse impact to our business, financial condition, results of operations and/or cash flows.
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
        We face the risk that certain clients may not have the financial resources to pay our agreed-upon advisory fees, including in the bankruptcy or insolvency context. Our clients include some companies that may from time to time encounter financial difficulties. If a client's financial difficulties become severe, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. On occasion, some of our clients have entered bankruptcy, which has prevented us from collecting amounts owed to us. The bankruptcy of a number of our clients that, in the aggregate, owe us substantial accounts receivable could have a material adverse effect on our business, financial condition and results of operations. In addition, if a number of clients declare bankruptcy after paying us certain invoices, courts may determine that we are not properly entitled to those payments and may require repayment of some or all of the amounts we received, which could adversely affect our business, financial condition and results of operations. In addition, some fees earned from certain activities in our Financial Restructuring business segment are subject to approval by the United States Bankruptcy Courts and other interested parties, including United States Trustees, which have the ability to challenge the payment of those fees. Fees earned and reflected in our revenue may from time to time be subject to successful challenges, which could result in a reduction of revenue. Finally, certain clients may also be unwilling to pay our advisory fees in whole or in part, in which case we may have to incur significant costs to bring legal action to enforce our engagement agreements to obtain our advisory fees. We accured bad debt expense of $4.0 million in fiscal 2017 and $2.5 million in fiscal 2016, related to uncollectible or doubtful accounts receivable.
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
        As a participant in the financial services industry, we are subject to extensive regulation in the United States and internationally. We are subject to regulation by governmental and self-regulatory organizations in the jurisdictions in which we operate. As a result of market volatility and disruption in recent years, the United States and other governments have taken unprecedented steps to try to stabilize the financial system, including providing assistance to financial institutions and taking certain regulatory actions. The full extent of the effects of these actions and of legislative and regulatory initiatives (including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”)) effected in connection with, and as a result of, such extraordinary disruption and volatility is uncertain, both as to the financial markets and participants in general, and as to us in particular.
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
        As a result of the corporate reorganization prior to our IPO, certain tax liabilities of ORIX USA may have become our obligations. Under the Internal Revenue Code of 1986, as amended (the “Code”), and the related rules and regulations, each corporation that was a member of the ORIX USA consolidated United States federal income tax reporting group during any taxable period or portion of any taxable period ending on or before the completion of the corporate reorganization is jointly and severally liable for the United States federal income tax liability of the entire ORIX USA consolidated tax reporting group for that taxable period. As part of the corporate reorganization, we agreed with ORIX USA to allocate the responsibility for prior period taxes of the ORIX USA consolidated tax reporting group between us and ORIX USA. Thus, in the event that ORIX USA were to be assessed for taxes attributable to our business for any period, we would be required to compensate ORIX USA for such liability. In addition, if ORIX USA is unable to pay any prior period taxes for which it is responsible, we could be required to pay the entire amount of such taxes.
As a result of our continued arrangements with ORIX USA and its affiliates, our business, financial condition and liquidity could be materially adversely affected by operational or financial difficulties experienced by ORIX USA or its affiliates.
        We have continued exposure to ORIX USA and its affiliates and may rely to a limited extent on the management, accounting, tax and regulatory services provided by or under the direction of ORIX USA under the Transition Services Agreement between ORIX USA, LP and the Company dated as of August 18, 2015 and the Amended and Restated Tax Sharing Agreement by and among ORIX USA, certain subsidiaries of ORIX USA and the Company dated August 18, 2015.
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
        Each share of our Class B common stock is entitled to ten votes per share, and each share of our Class A common stock is entitled to one vote per share. Given the greater number of votes per share attributed to our Class B common stock, as of March 31, 2017 and after giving effect to the Forward Share Purchase Agreement, ORIX USA and the HL Holders through the HL Voting Trust, which each hold shares of Class B common stock, collectively beneficially owned 43,983,299 shares of Class B common stock representing approximately 66.6% of the economic interest, and control 95.2% of the voting power of our outstanding capital stock. ORIX USA and the HL Voting Trust will, for the foreseeable future, have significant influence over our corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval. ORIX USA and the HL Voting Trust are collectively able, subject to applicable law and voting arrangements between them, to elect a majority of the members of our board of directors and control actions to be taken by us and our board of directors, including amendments to our amended and restated certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. The Stockholders’ Agreement also provides that approval of two-thirds of the board is required for certain corporate actions for a period of time based on ORIX USA's continuing ownership level, which, based on ORIX USA’s current ownership percentage, essentially gives the ORIX USA directors veto authority over those actions. This concentrated control will limit the ability of holders of our Class A common stock to influence corporate matters for the foreseeable future and may materially adversely affect the market price of our Class A common stock. It is possible that the interests of ORIX USA and the HL Voting Trust may in some circumstances conflict with our interests and the interests of our other stockholders. For example, ORIX USA and the HL Voting Trust may have different tax positions or other differing incentives from other stockholders that could influence their decisions regarding whether and when to cause us to dispose of assets, incur new or refinance existing indebtedness or take other actions. Additionally, the holders of our Class B common stock may cause us to make strategic decisions or pursue acquisitions that could involve risks to holders of our Class A common stock or may not be in the best interests of holders of our Class A common stock.
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
We are a “controlled company” within the meaning of the New York Stock Exchange listing standards and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. Holders of Class A common stock do not have the same protections afforded to stockholders of companies that are subject to such requirements.
        ORIX USA and the HL Voting Trust control a majority of the voting power of our outstanding common stock. As a result, we qualify as a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that a majority of the board of directors consist of independent directors, the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors, and the requirement that we have a compensation committee that is composed entirely of independent directors.
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
        The market price for our Class A common stock is volatile, in part because of the limited number of shares of Class A common stock outstanding, and the limited trading history of the Class A common stock. In addition, the market price of our Class A common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•our operating and financial performance and prospects;
•our quarterly or annual earnings or those of other companies in our industry;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
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
•our reduced disclosure as a result of being an “emerging growth company” under the JOBS Act;
•our status as a “controlled company”;
•negative earnings or other announcements by us or other financial services companies;
•downgrades in our credit ratings or the credit ratings of our competitors;
•incurrence of indebtedness or issuances of capital stock;
•global economic, legal and regulatory factors unrelated to our performance; and
•the other factors listed in this “Risk Factors” section.
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
        All of our executive officers and the other HL Holders who have deposited their shares into the HL Voting Trust are subject to lock-up agreements that restrict their ability to transfer shares of our capital stock. These agreements restrict these holders’ ability to transfer shares of our capital stock until August 2018, subject to acceleration in certain circumstances. After this period, shares of common stock held by HL Holders indirectly through the HL Voting Trust will become transferable in three equal installments in each of August 2018, 2019 and 2020. In addition, shares of our common stock held by managing directors and certain senior corporate officers of the Company whose employment with the Company or a subsidiary thereof terminates (other than due to a death or disability) before the third anniversary of the IPO will be subject to transfer restrictions for seven years following the IPO. As of March 31, 2017, 29,272,968 shares of our Class A common stock issuable upon conversion of outstanding Class B common stock are eligible for sale, subject to the restrictions under the lock-up agreements described above, and subject to certain restrictions under the Securities Act of 1933, as amended (the “Securities Act”). Stockholders who are subject to any of the lock-up agreements described above may be permitted to sell shares prior to the expiration of the applicable lock-up agreement in certain circumstances, including a secondary offering, or as a result of a waiver approved by the Board of Directors.
Taking advantage of the reduced disclosure requirements applicable to “emerging growth companies” may make our Class A common stock less attractive to investors.
        The JOBS Act provides that, so long as a company qualifies as an “emerging growth company,” it will, among other things:

•
be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

•	be exempt from the “say on pay” and “say on golden parachute” advisory vote requirements of the Dodd-Frank Act;

•
be exempt from certain disclosure requirements of the Dodd-Frank Act relating to compensation of its executive officers and be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”); and

•
be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor's report on the financial statements.

        We currently take advantage of, and intend to continue to take advantage of, each of the exemptions described above. We have irrevocably elected not to take advantage of the extension of time to comply with new or revised financial accounting standards available under Section 107(b) of the JOBS Act. While we may not qualify for the exemptions provided to emerging growth companies as soon as fiscal 2018, we could be an emerging growth company for up to five years from the date of our IPO. The Class A common stock may be less attractive to investors because we elect to rely on these exemptions, and taking advantage of these exemptions may result in less active trading or more volatility in the price of our Class A common stock.
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
        The historical financial information in this Form 10-K for periods prior to the initial public offering of our Class A common stock presented herein do not reflect the added costs we incur as a public company, including costs related to public company reporting, investor relations and compliance with the Sarbanes-Oxley Act. As a result of these matters, among others, it may be difficult for investors to compare our current and future results to historical results or to evaluate our relative performance or trends in our business. For more information on our historical financial information, see “Selected Consolidated Financial and Other Data,” “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements included elsewhere in this Form 10-K.
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
        To comply with the requirements of being a public company, we have undertaken various actions, and may need to take additional actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal controls can divert our management's attention from other matters that are important to the operation of our business. A material weakness is a deficiency, or combination of deficiencies, in internal controls, such that there is a reasonable possibility that a material misstatement of the entity's financial statements will not be prevented, or detected and corrected on a timely basis. A significant deficiency is a deficiency, or combination of deficiencies, in internal controls that is less severe than a material weakness, yet important enough to merit attention by those charged with governance. Although we have not identified a material weakness in the past two fiscal years, in the future when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is ineffective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are be listed, the SEC or other regulatory authorities, which could require additional financial and management resources and could lead to a decline in our stock price.

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
        Provisions of our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law could discourage, delay or prevent a merger, acquisition or other change in control of our company, even if such change in control would be beneficial to our stockholders. Certain provisions of our amended and restated certificate of incorporation and our amended and restated bylaws that could prevent or delay a change in control of our company include:

•	the ability to issue “blank check” preferred stock, which could increase the number of outstanding shares and thwart a takeover attempt;

•	a classified board of directors so that not all members of our board of directors are elected at one time;

•	the ability to remove directors only for cause;

•	no use of cumulative voting for the election of directors;

•	no ability of stockholders to call special meetings;

•	supermajority voting provisions for stockholder approval of amendments to our certificate of incorporation and by-laws;

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
        In addition, the General Corporation Law of the State of Delaware (the “DGCL”), to which we are subject, prohibits us, except under specified circumstances, from engaging in any mergers, significant sales of stock or assets or business combinations with any stockholder or group of stockholders who owns at least 15% of our common stock.
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

Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
Our headquarters is located in leased office space at 10250 Constellation Boulevard, Los Angeles, California 90067. We lease the space in the United States for our offices in Atlanta, Chicago, Dallas, Houston, Minneapolis, Miami, New York, Newport Beach, San Francisco and Washington D.C.; and internationally in Amsterdam, Beijing, Frankfurt, Hong Kong, London, Madrid, Paris, Singapore, and Tokyo.

We do not own any real property. We consider these arrangements to be adequate for our present and future needs.
Item 3.    Legal Proceedings
In the ordinary course of business, from time to time the Company and its affiliates are involved in judicial or regulatory proceedings, arbitrations or mediations concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, government agencies and self-regulatory organizations conduct periodic examinations and initiate administrative proceedings regarding the Company’s business, including, among other matters, compliance, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or its directors, officers or employees. In view of the inherent difficulty of determining whether any loss in connection with such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Where appropriate, provisions for losses are established in accordance with Accounting Standards Codification (ASC) 450, “Contingencies” when warranted. Once established, such provisions are adjusted when there is more information available or when an event occurs requiring a change.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II.
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock is traded on the New York Stock Exchange under the symbol “HLI.” There is no publicly traded market for our Class B common stock. Our fiscal year ends on March 31 of each year. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our Class A common stock, as reported in the consolidated transaction reporting system, and the quarterly dividends declared on each share of our Class A and Class B common stock.

	Sales Price		Dividends per share of common stock
	High	Low
Fiscal Year Ended March 31, 2016
8/13/15 - 9/30/15	$23.10	$18.22	$—
Quarter ended 12/31/2015	$26.75	$20.85	$0.15
Quarter ended 3/31/2016	$26.09	$22.24	$0.15

Fiscal Year Ended March 31, 2017
Quarter ended 6/30/2016	$25.54	$21.53	$0.17
Quarter ended 9/30/2016	$25.99	$20.96	$0.17
Quarter ended 12/31/2016	$31.75	$23.19	$0.17
Quarter ended 3/31/2017	$34.95	$29.51	$0.20
As of June 7, 2017, there were approximately ten holders of record of our Class A common stock and two holders of record of our Class B common stock. This does not include the number of shareholders that hold shares in "street-name" through banks or broker-dealers or through the HL Voting Trust.
Dividend Payments and Dividend Policy
Prior to the consummation of the IPO, HL CA made a distribution to its direct holder that was ultimately distributed pro rata and paid to its then-existing owners in the amount of $270.0 million, consisting of (i) a short-term note in the aggregate amount of $197.2 million, which was repaid immediately after the consummation of the IPO, and was allocated $94.5 million to ORIX USA and $102.7 million to the HL Holders, (ii) a $45.0 million note issued to ORIX USA and (iii) certain of our non-operating assets (consisting of non-marketable minority equity interests in four separate businesses that ranged in carrying value from $2.5 million to $11.0 million as of June 30, 2015 and were valued in the aggregate at approximately $22.8 million as of June 30, 2015, together with $5.0 million in cash to be used to complete a potential additional investment and in the administration of these assets in the future), which were distributed to certain of the HL Holders.
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
Unregistered Sales of Equity Securities and Use of Proceeds
In September 2015, we issued 278,808 shares of Class B common stock at an agreed price of $21.00 per share to the sellers in conjunction with the acquisition of McQueen Limited (“McQueen”), a United Kingdom-based corporate finance advisor to the consumer, food and retail sectors.

In March 2016, we issued an additional 20,940 shares of Class B common stock at a price of $25.49 per share to the sellers in connection with the acquisition of McQueen.

In January 2017, we issued an aggregate of 50,613 shares of Class B common stock at a price of $24.31 per share to certain employees in connection with the acquisition Leonardo.
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
Purchases of Equity Securities

The following table summarizes all of the repurchases of Houlihan Lokey, Inc. registered equity securities during the fourth quarter of the fiscal year ended March 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs
January 1 - January 31, 2017	0	—	0
February 1 - February 28, 2017	0	—	0
March 1 - March 31, 2017	0	—	0
Total	0	—	0	$50,000,000(1)
____________________________________

(1)
On February 1, 2017, our board of directors approved a Class A common stock share repurchase program pursuant to which we may, from time to time, purchase shares of our Class A common stock having an aggregate purchase price of up to $50.0 million in open market or negotiated transactions. Any shares of Class A common stock repurchased through this program are expected to be retired. As of March 31, 2017, no shares of Class A common stock have been repurchased. Future purchases will depend on various factors, including our capital needs, as well as the price of our Class A common stock.

Item 6.	Selected Financial Data

The following selected financial and other data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes included elsewhere in this Form 10-K.

The selected historical financial data for the years ended March 31, 2017, 2016, and 2015 and as of March 31, 2017 and 2016 have been derived from our audited consolidated financial statements included in this Form 10-K.

($ in thousands)	Year ended March 31,
	2017	2016	2015
Consolidated Statements of Operations Data:
Fee revenue	$872,091	$693,765	$680,872
Operating expenses:
Employee compensation and benefits	582,244	461,609	475,100
Non-compensation expenses	107,852	105,756	77,118
Total operating expenses	690,096	567,365	552,218
Operating income	181,995	126,400	128,654
Other income (expense), net	(3,508)	(770)	3,481
Income before provision for income taxes	178,487	125,630	132,135
Provision for income taxes	70,144	55,863	52,196
Net income	108,343	69,767	79,939
Net income attributable to noncontrolling interest	—	(26)	(58)
Net income attributable to Houlihan Lokey, Inc.	$108,343	$69,741	$79,881

Weighted average number of shares outstanding (1)
Basic	61,100,497	59,044,981	57,134,305
Diluted	66,579,130	63,475,903	60,135,375

Net income attributable to Houlihan Lokey, Inc. per share (1)
Basic	$1.77	$1.18	$1.40
Diluted	$1.63	$1.10	$1.33

Cash dividends per share (2)	$0.71	$0.3	$—

Consolidated Balance Sheets Data:
Cash and cash equivalents	$300,314	$166,169	$88,662
Total assets	1,385,707	1,070,884	1,229,848
Long-term obligations (3)	15,112	76,620	—
Total liabilities	655,252	417,329	403,960
Total stockholders' equity	726,617	651,160	824,506
_______________________________________________________________________________

(1)
The number of shares and per share amounts for the periods presented have been retroactively restated to reflect the conversion of Fram shares to HLI shares at a ratio of 10.425 shares to each share of Fram stock. See accompanying notes to consolidated financial statements.

(2)
In addition to the $0.30 per share paid to holders of HLI shares during the year ended March 31, 2016, prior to the consummation of the IPO, the Company distributed to the existing owners an aggregate dividend of $270.0 million, consisting of (i) a short‑term note in the aggregate amount of $197.2 million, which was repaid immediately after the consummation of the IPO, and was allocated $94.5 million to ORIX USA and $102.7 million to the HL Holders, (ii) a note to ORIX USA in the amount of $45.0 million (see footnote 7), and (iii) certain of our non-operating assets (consisting of non-marketable minority equity interests in four separate businesses that range in carrying value from $2.5 million to $11.0 million) to certain of the HL Holders.

(3)	For further detail, please see Contractual Obligations included in Item 7. Management's Discussion and Analysis.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our historical financial statements and related notes included elsewhere in this Form 10-K. Actual results and the timing of events may differ significantly from those expressed or implied in any forward-looking statements due to a number of factors, including those set forth in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Form 10-K.
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
As of March 31, 2017, we served our clients globally with 832 financial professionals, including 165 Managing Directors. We plan to continue to grow our firm across industry sectors, geographies and products to deliver quality advice and innovative solutions to our clients, both organically and through acquisitions. Acquisitions include: Milestone Advisors in December 2012, which we combined with our existing financial institutions group to create a more robust platform; ArchPoint Partners LLC in March 2014, which significantly increased our expertise in the technology sector; Bridge Strategy Group ("Bridge") in January 2015, which added strategic consulting to our current consulting capabilities for C-suite relationships; M.E.S.A. Securities, Inc. ("MESA") in June 2015, which increased our capabilities in the digital and traditional media sectors; McQueen in September 2015, which increased our capacity in the consumer, food and retail sectors, particularly in Europe; Leonardo in November 2015 in Germany, the Netherlands and Spain, and a minority interest in a joint venture with the management team of Leonardo's investment banking operations in Italy, which enables us to provide a much greater breadth of services and coverage to our clients both in continental Europe and across the globe; and Black Stone IP LLC in January 2017, which increased our capabilities in the intellectual property sector.
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
Corporate expenses represent expenses that are not allocated to individual business segments such as office of the executives, accounting, information technology, compliance and legal, marketing, human capital management and human resources, including related compensation expense for corporate employees.
Business Environment and Outlook
Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” for a discussion of some of the factors that can affect our performance.
Our fiscal year ends on March 31 of each year. For fiscal 2017, we earned fee revenue of $872.1 million, an increase of 26% from the $693.8 million earned during fiscal 2016. Fiscal 2016 fee revenue reflects an increase of 2% over fiscal 2015 fee revenue of $680.9 million. For fiscal 2017, 2016 and 2015, we earned fee revenue of $111.6 million, $92.6 million and $85.8 million, respectively, from our international operations.
Based on historical experience, we believe the current economic condition (high corporate cash balances and lower interest rates) provides a healthier environment for M&A and capital markets activities. In the United States, our dialog with clients who are evaluating strategic alternatives remains good and the availability of capital for the mid-cap space continues to be strong, which has the potential to fuel continued activity in M&A. In addition, in the current economic environment, companies and financial sponsors globally are pursuing M&A in order to drive greater efficiencies by reducing costs and increasing cash flows.

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
Key Financial Measures
Fee Revenue
Fee revenue reflects revenues from our Corporate Finance (“CF”) , Financial Restructuring (“FR”), and Financial Advisory Services (“FAS”) business segments that substantially consist of fees for advisory services.
Revenue for all three business segments is recognized when earned and realizable. The amount and timing of the fees paid vary by the type of engagement. In general, advisory fees are paid at the time an engagement letter is signed ("Retainer Fees"), during the course of the engagement (“Progress Fees”), or upon the successful completion of a transaction or engagement (“Completion Fees”). Retainer Fees are generally recognized on a monthly basis, except in situations where there is uncertainty as to the timing of collection of the amount due. Progress Fees are recognized based on management’s estimates of the relative proportion of services provided through the financial reporting date to the total services required to be performed. Completion Fees are recognized only upon substantial completion of the contingencies stipulated by the engagement agreement. In some cases, approval of our fees is required from the courts or other regulatory authority; in these circumstances, the recognition of revenue is often deferred until approval is granted. However, if the fee that is going to be collected from the client is fixed and determinable, and the collectability of the fee is reasonably assured, there are instances when revenue recognition prior to such approval is appropriate under GAAP. In instances when the revenue recognized on a specific engagement exceeds the amounts billed, unbilled work-in-process is recorded. Billed receivables are recorded as accounts receivable in the consolidated balance sheets. See “Critical Accounting Policies and Estimates” included in Part II, Item 7 of this Form 10-K for a more detailed discussion.
Corporate Finance provides general financial advisory services in addition to advice on mergers and acquisitions and capital markets offerings. We advise public and private institutions on a wide variety of situations, including buy-side and sell-side transactions, as well as leveraged loans, private mezzanine debt, high-yield debt, initial public offerings, follow-ons, convertibles, equity private placements, private equity, and liability management transactions, and advise financial sponsors on all types of transactions. The majority of our Corporate Finance revenues consists of Completion Fees. A Corporate Finance transaction can fail to be completed for many reasons that are outside of our control. In these instances, our fees are generally limited to Retainer Fees and in some cases Progress Fees that may have been earned.
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
Operating Expenses
Our operating expenses are classified as employee compensation and benefits expense and non-compensation expenses; headcount is the primary driver of our operating expenses. Expenses are recorded on the consolidated statements of comprehensive income, net of any expenses reimbursed by clients.

Employee Compensation and Benefits Expense. Our employee compensation and benefits expense, which accounts for the majority of our operating expenses, are determined by management based on revenues earned, headcount, the competitiveness of the prevailing labor market, and anticipated compensation expectations of our employees. These factors may fluctuate, and as a result, our employee compensation and benefits expense may fluctuate materially in any particular period. Accordingly, the amount of employee compensation and benefits expense recognized in any particular period may not be consistent with prior periods or indicative of future periods.
Our employee compensation and benefits expense consists of base salary, payroll taxes, benefits, annual incentive compensation payable as cash bonus awards, deferred cash bonus awards, and the amortization of equity-based bonus awards. Base salary and benefits are paid ratably throughout the year. Our annual equity-based bonus awards include fixed share compensation awards and fixed dollar awards as a component of the annual bonus awards for certain employees. These equity awards are generally subject to annual vesting requirements over a three- or four-year period beginning at the date of grant, which occurs in the first quarter of each fiscal year; accordingly, expenses are amortized over the stated vesting period. In most circumstances, the unvested portion of these awards is subject to forfeiture should the employee depart from the Company. Cash bonuses, which are accrued monthly, are discretionary and dependent upon a number of factors including the Company's performance and are generally paid in the first quarter of each year with respect to prior year performance. Generally, a portion of the cash bonus is also deferred and paid in the third quarter of the next fiscal year.
In managing employee compensation and benefits expense, we focus on the following: (i) the ratio of our employee compensation and benefits to fee revenue (“Compensation Ratio”), (ii) the ratio of cash compensation and benefits plus deferred stock compensation with respect to the applicable year less any forfeitures of unvested deferred stock that occurred during the applicable year to fee revenue (“Awarded Compensation Ratio”) and, (iii) for periods commencing on October 1, 2015, the Awarded Compensation Ratio, excluding certain equity and cash grants awarded in connection with our IPO (“Adjusted Awarded Compensation Ratio”). We believe adjusted awarded employee compensation and benefits reflects the actual compensation cost more accurately than the GAAP measure of compensation cost, which includes applicable-period cash compensation and the amortization of deferred incentive compensation principally attributable to prior periods’ deferred compensation. We target an Adjusted Awarded Compensation Ratio of approximately 65% to 66%. However, if we identify opportunities to grow fee revenue through significant expansion, to position our business during challenging market conditions for future growth or for other reasons, our Adjusted Awarded Compensation Ratio may increase to a level in excess of this target range.

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
Other Income (Expense), net
Other income (expense), net includes (i) interest income earned on non-marketable securities, cash and cash equivalents, loans receivables from affiliates and employee loans, (ii) interest expense and/or gains or losses associated with our Revolving Credit Facility (defined herein), the loan payable to affiliate and loans payable to former shareholders, (iii) interest expense on the loan payable to non-affiliate, (iv) equity income and/or gains or losses from funds and partnership interests where we have more than a minor ownership interest or more than minor influence over operations but do not have a controlling interest and are not the primary beneficiary, and (v) net income from investments in unconsolidated entities, which primarily represents the income associated with persons other than Houlihan Lokey that are our co-investors in a consolidated subsidiary that holds an equity method investment in an unconsolidated entity.

Results of Consolidated Operations
The following is a discussion of our results of operations for the years ended March 31, 2017, 2016 and 2015. For a more detailed discussion of the factors that affected the revenues and the operating expenses of our Corporate Finance, Financial Restructuring and Financial Advisory Services business segments in these periods, see "Business Segments" below.

	Year ended March 31,			Year-over-Year Change
($ in thousands)	2017	2016	2015	'16-'17	'15-'16
Fee revenue	$872,091	$693,765	$680,872	26%	2%
Operating expenses:
Employee compensation and benefits	582,244	461,609	475,100	26%	(3)%
Non-compensation expenses	107,852	105,756	77,118	2%	37%
Total operating expenses	690,096	567,365	552,218	22%	3%
Operating income	181,995	126,400	128,654	44%	(2)%
Other income (expense), net	(3,508)	(770)	3,481	N/M	N/M
Income before provision for income taxes	178,487	125,630	132,135	42%	(5)%
Provision for income taxes	70,144	55,863	52,196	26%	7%
Net income	108,343	69,767	79,939	55%	(13)%
Net income attributable to noncontrolling interest	—	(26)	(58)	(100)%	(55)%
Net income attributable to Houlihan Lokey, Inc.	$108,343	$69,741	$79,881	55%	(13)%
______________________________________________________________________________
N/M = Not Meaningful

Year ended March 31, 2017 versus March 31, 2016
Fee revenue was $872.1 million for the year ended March 31, 2017, compared with $693.8 million for the year ended March 31, 2016, representing an increase of 26%. For the year ended March 31, 2017, Corporate Finance revenues increased 17%, Financial Restructuring revenues increased 52% and Financial Advisory Services revenues increased 9%, compared with the year ended March 31, 2016.
Operating expenses were $690.1 million for the year ended March 31, 2017, compared with $567.4 million for the year ended March 31, 2016, an increase of 22%. Employee compensation and benefits expense, as a component of operating expenses, was $582.2 million for the year ended March 31, 2017, compared with $461.6 million for the year ended March 31, 2016, an increase of 26%. The increase in employee compensation and benefits expense was primarily due to the increase in revenues for the fiscal year. The Compensation Ratio was 67% for both the year ended March 31, 2017 and the year ended March 31, 2016. Non-compensation expenses, as a component of operating expenses, were $107.9 million for the year ended March 31, 2017, compared with $105.8 million for the year ended March 31, 2016, an increase of 2%. The increase in non-compensation expenses was primarily a result of an increase in costs associated with being a public company for the full year that were only partially included in the year ended March 31, 2016, and an increase in variable operating expenses associated with our revenue growth, offset by transaction costs incurred in the the year ended March 31, 2016 related to our IPO in August 2015. Acquisition expenses and acquisition-related amortization of intangible assets are a component of non-compensation expenses and were $3.7 million for the year ended March 31, 2017, compared with $5.5 million for the year ended March 31, 2016.
Other income (expense), net was $(3.5) million for the year ended March 31, 2017, compared with $(0.8) million for the year ended March 31, 2016. The increase in other income (expense), net was primarily a result of lower interest income generated on lower cash balances, higher interest expense associated with our debt obligations, and losses incurred from investments in unconsolidated entities.
The provision for income taxes for the year ended March 31, 2017 was $70.1 million, which reflected an effective tax rate of 39.3%. The provision for income taxes for the year ended March 31, 2016 was $55.9 million, which reflected an effective tax rate of 44.5%. The decrease in the effective tax rate was due to a significant portion of the professional services fees associated with our IPO being non-tax deductible in the year ended March 31, 2016.

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

Operating expenses were $567.4 million for the year ended March 31, 2016, compared with $552.2 million for the year ended March 31, 2015, an increase of 3%. Employee compensation and benefits expense, as a component of operating expenses, was $461.6 million for the year ended March 31, 2016, compared with $475.1 million for the year ended March 31, 2015, a decrease of 3%. The decrease in employee compensation and benefits expense was due to (i) higher non-compensation expenses that resulted in reduced compensation that was available to employees, and (ii) the change on October 1, 2015 from a revenue sharing model that historically approximated an Awarded Compensation Ratio of between 67% and 71% to a targeted Adjusted Awarded Compensation Ratio of between 65% and 66%. The Compensation Ratio was 67% for the year ended March 31, 2016, compared with 70% for the year ended March 31, 2015. For the year ended March 31, 2016, there was $7,420 of compensation expense associated with the amortization of restricted stock granted in connection with the IPO. Amortization expense of restricted stock granted in connection with the IPO is being recognized over a four and one-half year vesting period. Non-compensation expenses, as a component of operating expenses, were $105.8 million for the year ended March 31, 2016, compared with $77.1 million for the year ended March 31, 2015, an increase of 37%. The increase in non-compensation expenses was primarily a result of (i) professional service and transaction expenses associated with our IPO, as well as corporate reorganization and related activities of $12.8 million, (ii) transaction expenses associated with the closings of the Leonardo, MESA and McQueen acquisitions, (iii) planned increases in non-compensation expenses as a result of being a public company, and (iv) increases in general operating expenses associated with the significant expansion of our banking staff. Acquisition expenses and acquisition-related amortization of intangible assets are a component of non-compensation expenses and were $5.5 million for the year ended March 31, 2016, compared with $2.6 million for the year ended March 31, 2015.

Other income (expense), net was $(0.8) million for the year ended March 31, 2016, compared with $3.5 million for the year ended March 31, 2015. The decrease was primarily a result of lower interest income generated on lower cash balances as a result of the dividend paid to shareholders on August 18, 2015, higher interest expense associated with our debt obligations, and losses incurred from investments in unconsolidated entities.

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

Business Segments
The following table presents revenues, expenses and contributions from our continuing operations by business segment. The revenues by segment represents each segment's revenues, and the profit by segment represents profit for each segment before corporate expenses, other income (expense), net, and income taxes.
.

	Year ended March 31,			Year-over-Year Change
($ in thousands)	2017	2016	2015	'16-'17	'15-'16
Revenues by Segment
Corporate Finance	$434,558	$371,790	$367,632	17%	1%
Financial Restructuring	307,595	202,343	207,909	52%	(3)%
Financial Advisory Services	129,938	119,632	105,331	9%	14%
Total Revenues	$872,091	$693,765	$680,872	26%	2%
Segment Profit (1)
Corporate Finance	$119,739	$103,447	$101,266	16%	2%
Financial Restructuring	92,831	54,950	52,246	69%	5%
Financial Advisory Services	28,905	30,313	24,344	(5)%	25%
Total Segment Profit	241,475	188,710	177,856	28%	6%
Corporate Expenses (2)	(59,480)	(62,310)	(49,202)	(5)%	27%
Other income (expense), net	(3,508)	(770)	3,481	356%	N/M
Income Before Provision for Income Taxes	$178,487	$125,630	$132,135	42%	(5)%

Segment Metrics:
Number of Managing Directors (3)
Corporate Finance	87	89	61	(2)%	46%
Financial Restructuring	43	42	39	2%	8%
Financial Advisory Services	35	34	23	3%	48%
Number of Closed Transactions/Fee Events (4)
Corporate Finance	216	162	164	33%	(1)%
Financial Restructuring	75	58	62	29%	(6)%
Financial Advisory Services	1236	1179	1046	5%	13%
_______________________________________________________________________________
N/M = Not Meaningful

(1)
We adjust the compensation expenses for a business segment in situations where an employee assigned to one business segment is performing work in another business segment and we want to adequately reflect the compensation expenses in the business segment where the revenue is being booked.

(2)
Corporate expenses represent expenses that are not allocated to individual business segments such as Office of the Executives, accounting, information technology, compliance, legal, marketing, human capital management and human resources.

(3)	As of period end.

(4)	Fee Events applicable to FAS only; a Fee Event includes any engagement that involves revenue activity during the measurement period with a revenue minimum of $1,000.

Corporate Finance
Year ended March 31, 2017 versus March 31, 2016
Revenues for Corporate Finance were $434.6 million for the year ended March 31, 2017, compared with $371.8 million for the year ended March 31, 2016, representing an increase of 17%. The increase in revenues was primarily a result of an increase in the number of closed transactions for the year ended March 31, 2017, compared with the year ended March 31, 2016.

Segment profit for Corporate Finance was $119.7 million for the year ended March 31, 2017, compared with $103.4 million for the year ended March 31, 2016, representing an increase of 16%. The increase in segment profit was a result of the increase in revenues, partially offset by higher compensation expenses as a percentage of revenues.
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

Financial Restructuring
Year ended March 31, 2017 versus March 31, 2016
Revenues for Financial Restructuring were $307.6 million for the year ended March 31, 2017, compared with $202.3 million for the year ended March 31, 2016, representing a increase of 52%. The increase in revenues was primarily driven by both an increase in the number of closed transactions as well as an increase in the average fee per closed transaction.
Segment profit for Financial Restructuring was $92.8 million for the year ended March 31, 2017, compared with $55.0 million for the year ended March 31, 2016, an increase of 69%. The increase in profitability was primarily a result of the corresponding increase in revenues, as well as lower employee compensation and benefits expense and non-compensation expenses as a percentage of revenues when compared to the year ended March 31, 2016.
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

Financial Advisory Services
Year ended March 31, 2017 versus March 31, 2016
Revenues for Financial Advisory Services were $129.9 million for the year ended March 31, 2017, compared with $119.6 million for the year ended March 31, 2016, representing an increase of 9%. The increase in revenues was primarily a result of strong performance by our transaction advisory, portfolio valuation and strategic consulting product lines.
Segment profit for Financial Advisory Services was $28.9 million for the year ended March 31, 2017, compared with $30.3 million for the year ended March 31, 2016, representing a decrease of 5%. The decrease in profitability was a result of higher employee compensation and benefits expense and increased non-compensation expenses when compared to the year ended March 31, 2016.
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

Corporate Revenues and Expenses
Year ended March 31, 2017 versus March 31, 2016
Corporate expenses were $59.5 million for the year ended March 31, 2017, compared with $62.3 million for the year ended March 31, 2016, representing a decrease of 5%. This decrease was primarily a result of a decrease in non-compensation expenses that were higher for the year ended March 31, 2016 as a result of expenses relating to our IPO and offset by higher compensation expenses for the year ended March 31, 2017 as compared to the year ended March 31, 2016. Corporate expenses include expenses that are not allocated to individual business segments such as Office of the Executives, accounting, information technology, compliance and legal, marketing, human capital management and human resources, including related employee compensation and benefits expense for corporate employees.
Year Ended March 31, 2016 versus March 31, 2015

There were no corporate revenues for the years ended March 31, 2016 and March 31, 2015. Corporate expenses were $62.3 million for the year ended March 31, 2016, compared with $49.2 million for year ended March 31, 2015, representing an increase of 27%. This increase was primarily a result of increases in non-compensation expenses resulting from: (i) expenses associated with our IPO, corporate reorganization and related activities, (ii) expenses associated with acquisitions and related amortization, and (iii) expenses associated with being a public company. Corporate expenses include expenses that are not allocated to individual business segments such as Office of the Executives, accounting, information technology, compliance and legal, marketing, human capital management and human resources, including related employee compensation and benefits expense for corporate employees.
Liquidity and Capital Resources
Our current assets comprise cash, receivable from affiliates, income tax receivable, accounts receivable and unbilled work in process related to fees earned from providing advisory services. Our current liabilities include deferred income, accounts payable and accrued expenses, including accrued employee compensation and benefits expense and current portion of loan obligations.
Our cash and cash equivalents include cash held at banks. We have not experienced any losses in our cash accounts. We maintain moderate levels of cash on hand in support of regulatory requirements for our registered broker-dealer. At March 31, 2017, we had $88.8 million of cash in foreign subsidiaries. In August 2015, prior to the consummation of the IPO, we paid a dividend to our shareholders in connection with which the receivable from ORIX USA was repaid in full. A portion of the dividend was paid to ORIX USA in the form of a $45.0 million note (the “ORIX Note”) that bears interest at an annual rate of LIBOR plus 165 basis points and is payable quarterly. Beginning on June 30, 2016, the Company began making required quarterly repayments of principal in the amount of $7.5 million, with the remaining principal amount due on the second anniversary of the completion of the IPO. On May 23, 2017, the remaining $15 million of the ORIX Note was repaid with interest and without penalty. Excess cash on hand in our U.K. subsidiary had been generally maintained in a receivable owned by ORIX Global Capital Ltd. (“OGC”), a U.K. subsidiary of ORIX Corporation (the “Cash Management Agreement”). OGC paid interest to us under the Cash Management Agreement at an annual rate of LIBOR plus 165 basis points, calculated and payable monthly. As of March 31, 2016, the Company maintained a receivable from OGC of $20.1 million and in May 2016, OGC notified the Company that it will no longer be accepting deposits under the agreement and repaid all outstanding amounts. Currently, we are maintaining any excess cash in bank accounts.
On November 16, 2015, we issued the loan payable to non-affiliate in connection with the Leonardo transaction, which is a 14.0 million Euro note bearing interest at an annual rate of 1.50% and is payable on November 16, 2040. Under certain circumstances, the note may be paid in part or in whole over a five year period in equal annual installments. In January 2017, we paid a portion of the loan payable to non-affiliate in the amount of $2.9 million and the remaining balance of the loan payable to non-affiliate as of March 31, 2017 was $12.1 million, which included foreign currency translation adjustments.
Subsequent to the end of fiscal 2017, our Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock, payable on June 15, 2017 to shareholders of record on June 2, 2017.

As of March 31, 2017 and March 31, 2016, our unrestricted cash and cash equivalents were $300.3 million and $166.2 million, respectively. As of March 31, 2017 and March 31, 2016, our restricted cash was $193.5 million and $0 which represents the proceeds received from the issuance of shares in a secondary public offering and required to be set aside by a contractual agreement with a related party in conjunction with a forward purchase obligation. The restriction lapsed when the related forward purchase liability was paid off on April 5, 2017.
Our liquidity is highly dependent upon cash receipts from clients which in turn are generally dependent upon the successful completion of transactions, as well as the timing of receivable collections, which typically occurs within 60 days of billing. As of March 31, 2017 and March 31, 2016, net accounts receivables were $60.7 million and $58.1 million, respectively. As of March 31, 2017 and March 31, 2016, unbilled work in process were $57.7 million and $51.3 million, respectively.
We currently maintain a revolving line of credit pursuant to a loan agreement, dated as of August 18, 2015, by and among Houlihan Lokey, certain domestic subsidiaries of Houlihan Lokey party thereto and Bank of America, N.A., which provides for a revolving line of credit of $75.0 million that expires on August 18, 2017 (the “Revolving Credit Facility”). As of March 31, 2017, there was no amounts outstanding under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility require payments of interest at the annual rate of LIBOR plus 1.00%. The loan agreement requires compliance with certain loan covenants including but not limited to the maintenance of minimum earnings before interest, taxes, depreciation and amortization of no less than $120 million as of the end of any quarterly 12-month period and certain leverage ratios including a consolidated leverage ratio of less than 1.50 to 1.00 and a consolidated fixed charge coverage ratio of greater than 1.25 to 1.00, as of the end of any quarterly 12-month period. As of March 31, 2017, we were and we expect to continue to be in compliance with such covenants.
Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of our incentive compensation during the first and third quarters of each fiscal year. A summary of our operating, investing, and financing cash flows is as follows:

	Year ended March 31,
($ in thousands)	2017	2016	2015
Cash provided by (used in)
Operating activities:
Net income	$108,343	$69,767	$79,939
Non-cash charges	46,125	40,929	23,377
Other operating activities	74,796	(98,975)	93,191
Total operating activities	229,264	11,721	196,507
Investing activities	(1,653)	179,553	(212,500)
Financing activities	102,924	(114,210)	(2,495)
Effects of exchange rate changes on cash and cash equivalents	(4,018)	443	(2,270)
Net increase (decrease) in cash and cash equivalents	326,517	77,507	(20,758)
Cash and cash equivalents—beginning of year	166,169	88,662	109,420
Cash and cash equivalents—end of year	$492,686	$166,169	$88,662

Year ended March 31, 2017
Operating activities resulted in a net inflow of $229.3 million for fiscal 2017, which was higher than the prior year due to (i) increased earnings for the period, (ii) higher accruals for bonuses, and (iii) increased accounts payable and accrued expenses, and income taxes payable. Investing activities resulted in a net outflow of $1.7 million primarily attributable to capital expenditures, offset by a decrease in receivables from affiliates. Financing activities resulted in a net inflow of $102.9 million primarily related to proceeds from the issuance of Class A shares through our public offering, offset by (i) dividend distributions, (ii) repayment of loans to affiliates and non-affiliates, and (iii) redemptions of loans payable to former shareholders.

Year ended March 31, 2016
Operating activities resulted in a net inflow of $11.7 million for fiscal 2016, which was lower than the prior year due to (i) lower net income, (ii) lower accruals for bonuses due to the change on October 1, 2015 from a revenue sharing model that historically approximated an Awarded Compensation Ratio of between 67% and 71% to a target Adjusted Awarded Compensation Ratio of between 65% and 66%, and (iii) reduced accounts payable and accrued expenses and income taxes payable. Investing activities resulted in a net inflow of $179.6 million primarily attributable to a decrease in receivables from affiliates as the receivable from ORIX USA was paid in full in conjunction with the payment of a pre-IPO dividend. Financing activities resulted in a net outflow of $114.2 million primarily related to dividend distributions.

Year ended March 31, 2015
Operating activities resulted in a net inflow of $196.5 million for fiscal 2015, which was higher than the prior year due to increased earnings for the period and increases in income taxes payable and non-cash compensation. Investing activities resulted in a net outflow of $212.5 million primarily attributable to an increase in receivables to affiliates. Financing activities resulted in a net outflow of $2.5 million primarily related to dividend distributions.
Contractual Obligations
The following table summarizes our payment obligations and commitments as of March 31, 2017.

($ in thousands)	Payment Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating Leases	$135,855	$19,982	$39,542	$35,180	$41,151
Loan payable to affiliate	$15,000	$15,000	$—	$—	$—
Loans payable to former shareholders	$5,482	$2,450	$1,640	$854	$538
Loan payable to non-affiliate (1)	$12,080		$—	$—	$12,080
___________________________________________________
(1) Under certain circumstances, the note may be paid in part or in whole over a five year period in equal annual installments.
Off-Balance Sheet Arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our consolidated financial statements except for certain stand-by letters of credit and bank guarantees with Bank of America in support of various office leases totaling approximately $1.6 million.
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
Historically, and until the closing of our IPO, certain expenses were allocated from ORIX USA to Houlihan Lokey based on an allocation of incurred corporate level support services. For fiscal 2017, 2016 and 2015, the allocation from ORIX USA to Houlihan Lokey was $0.0 million, $0.9 million and $2.5 million, respectively. After the IPO, this allocation was replaced with payments under the Transition Services Agreement, whereby ORIX USA provides certain administrative services to Houlihan Lokey for a fee.
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
Operating Expenses
The majority of our operating expenses relates to compensation and benefits for employees, which includes the amortization of the relevant portion of our share-based incentive awards. We account for share-based payments in accordance with Financial Accounting Standards Board ASC 718, "Compensation—Stock Compensation". We grant employees awards that vest subject to continued employment in good standing. Employee compensation and benefits expense is accrued if it is probable that the condition will be achieved and is not accrued if it is not probable that the condition will be achieved. Significant judgment is required in determining the probability that the criteria will be achieved. The fair value of awards that vest from one to five years are amortized over the vesting period or requisite substantive service period, as required by ASC 718. See “Note 10—Employee Benefit Plans” included in Part II, Item 8 of this Form 10-K for a more detailed discussion.
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
Goodwill and Intangible Assets
Goodwill represents an acquired company's acquisition cost over the fair value of acquired net tangible and intangible assets. Goodwill is the net asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Intangible assets identified and accounted for include trade names and marks, backlog, developed technologies, and customer relationships. Those intangible assets with finite lives, including backlog and customer relationships, are amortized over their estimated useful lives. We have a deferred tax liability in the amount of approximately $77 million for both fiscal 2017 and fiscal 2016, related to trade names.
During fiscal 2017, 2016 and 2015, goodwill was reviewed for impairment in accordance with Accounting Standards Update (ASU) No. 2011-08, Testing Goodwill for Impairment, which permits us to make a qualitative assessment of whether it is more likely than not that one of our reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If we conclude that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then we would not be required to perform the two-step impairment test for that reporting unit. If the assessment indicates that it is more likely than not that the reporting unit's fair value is less than its carrying value, we must test further for impairment utilizing a two-step process. Step 1 compares the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds the estimated fair value, an impairment exists and is measured in Step 2 as the excess of the recorded amount of goodwill over the implied fair value of goodwill resulting from the valuation of the reporting unit. Impairment testing of goodwill requires a significant amount of judgment in assessing qualitative factors and estimating the fair value of the reporting unit, if necessary. The fair value is determined using an estimated market value approach, which considers estimates of future after-tax cash flows, including a terminal value based on market earnings multiples, discounted at an appropriate market rate. During the annual impairment reviews, management concluded that it is not more likely than not that our fair value is less than its carrying amount and no further impairment testing was considered necessary.
During fiscal 2017, 2016 and 2015, indefinite-lived intangible assets were reviewed for impairment in accordance with ASU 2012-02, Testing Indefinite-lived Intangible Assets for Impairment, which provides us the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. During the annual impairment review of indefinite-lived intangible assets, we determined that it is not more likely than not that the fair values were less than the carrying values.
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
Recent Accounting Developments
For a discussion of recently issued accounting developments and their impact or potential impact on our consolidated financial statements, see “Note 2 - Summary of Significant Accounting Policies” included in Part II, Item 8 of this Form 10-K for a more detailed discussion.

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
Risks Related to Cash and Short Term Investments
Our cash is maintained in U.S. and non-U.S. bank accounts. We have exposure to foreign exchange risks through all of our international affiliates. However, we believe our cash is not subject to any material interest rate risk, equity price risk, credit risk or other market risk. Consistent with our past practice, we expect to maintain our cash in bank accounts or highly liquid securities.
Exchange Rate Risk
The exchange rate of the U.S. dollar relative to the currencies in the non-U.S. countries in which we operate may have an effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities and, therefore, be reflected as a change in other comprehensive income. Our non-U.S. assets and liabilities that are sensitive to exchange rates consist primarily of trade payables and receivables, work in progress, and cash. For the years ended March 31, 2017, 2016 and 2015, the net impact of the fluctuation of foreign currencies in other comprehensive income within the consolidated statements of comprehensive income was $(7.3) million, $(3.3) million and $(2.4) million, respectively.
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
From time to time, we have entered into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. We entered into a foreign currency forward contract against the pound sterling with an aggregate notional value range from $1 million to $5 million and with a fair value representing a gain (loss) included in other operating expenses of $58, $(62), and $689 during the twelve months ended March 31, 2017, 2016, and 2015, respectively. A fluctuation in the value of this contract is intended to offset the changes in the value of a dollar denominated receivable held by our UK subsidiary. We conducted a sensitivity analysis on the fair value of this foreign currency hedge assuming a 10% change in the pound sterling from the level as of March 31, 2017, with all other variables held constant. A 10% appreciation or depreciation of the U.S. dollar against the pound sterling would result in a decrease or increase, respectively, of approximately $0.4 million in the fair value of this foreign currency forward contract.
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

Item 8.    Financial Statements and Supplementary Data
HOULIHAN LOKEY, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders Houlihan Lokey, Inc.:

We have audited the accompanying consolidated balance sheets of Houlihan Lokey, Inc. and subsidiaries (the Company) as of March 31, 2017 and 2016, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2017. In connection with our audits of the consolidated financial statements, we also have audited Schedule II - Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Houlihan Lokey, Inc. and subsidiaries as of March 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2017 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement Schedule II - Valuation and Qualifying Accounts, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Dallas, Texas
June 13, 2017

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data and par value)

	As of March 31,
	2017	2016
Assets:
Cash and cash equivalents	$300,314	$166,169
Restricted cash (note 1)	192,372	—
Accounts receivable, net of allowance for doubtful accounts of $11,199 and $7,844 at March 31, 2017 and 2016, respectively	60,718	58,100
Unbilled work in process	57,682	51,300
Income taxes receivable	—	7,204
Receivable from affiliates	10,913	27,408
Property and equipment, net of accumulated depreciation of $32,193 and $32,470 at March 31, 2017 and 2016, respectively	30,416	21,701
Goodwill and other intangibles, net	715,343	717,368
Other assets	17,949	21,634
Total assets	$1,385,707	$1,070,884
Liabilities and Stockholders' Equity
Liabilities:
Accrued salaries and bonuses	$336,465	$254,058
Accounts payable and accrued expenses	41,655	34,400
Deferred income	3,717	5,547
Income taxes payable	4,937	—
Deferred income taxes	31,196	37,288
Forward purchase liability (note 1)	192,372	—
Loan payable to affiliate	15,000	45,000
Loans payable to former shareholders	5,482	16,738
Loan payable to non-affiliate	12,080	14,882
Other liabilities	12,348	9,416
Total liabilities	$655,252	$417,329
Redeemable noncontrolling interest	3,838	2,395
Commitments and contingencies (note 13)
Stockholders' equity:
Class A common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 22,026,811 and 12,084,524 shares at March 31, 2017 and 2016, respectively	22	12
Class B common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 50,883,299 and 53,219,303 shares at March 31, 2017 and 2016, respectively	51	53
Treasury stock, at cost; 6,900,000 and 0 shares at March 31, 2017 and 2016, respectively	(193,572)	—
Additional paid-in capital	854,750	637,332
Retained earnings	87,407	28,623
Accumulated other comprehensive loss	(21,917)	(14,613)
Stock subscription receivable	(124)	(247)
Total stockholders' equity	726,617	651,160
Total liabilities and stockholders' equity	$1,385,707	$1,070,884

See accompanying notes to consolidated financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands, except per share data)

	Year Ended March 31,
	2017	2016	2015
Fee revenue (a)	$872,091	$693,765	$680,872
Operating expenses:
Employee compensation and benefits	582,244	461,609	475,100
Travel, meals, and entertainment	21,707	20,955	17,928
Rent	27,094	26,459	24,253
Depreciation and amortization	8,853	7,499	5,508
Information technology and communications	17,628	16,017	14,013
Professional fees (b)	13,073	20,687	5,563
Other operating expenses (c)	15,489	11,601	7,826
Provision for bad debts	4,008	2,538	2,027
Total operating expenses	690,096	567,365	552,218
Operating income	181,995	126,400	128,654
Other income (expense), net (d)	(3,508)	(770)	3,481
Income before provision for income taxes	178,487	125,630	132,135
Provision for income taxes	70,144	55,863	52,196
Net income	108,343	69,767	79,939
Net income attributable to noncontrolling interests	—	(26)	(58)
Net income attributable to Houlihan Lokey, Inc.	$108,343	$69,741	$79,881
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(7,304)	(3,275)	(2,435)
Comprehensive income attributable to Houlihan Lokey, Inc.	$101,039	$66,466	$77,446

Attributable to Houlihan Lokey, Inc. common stockholders: (e)
Weighted average shares of common stock outstanding:
Basic	61,100,497	59,044,981	57,134,305
Diluted	66,579,130	63,475,903	60,135,375
Net income per share of common stock
Basic	$1.77	$1.18	$1.40
Diluted	$1.63	$1.10	$1.33

(a)	including related party fee revenue of $7,504, $504, and $119 during the years ended March 31, 2017, 2016, and 2015 respectively.

(b)	including related party professional fees of $269, $214, and $0 during the years ended March 31, 2017, 2016, and 2015 respectively.

(c)
including related party expenses of $0, $874, and $2,471 during the years ended March 31, 2017, 2016, and 2015 respectively. Also including related party income of $461, $205, and $0 during the years ended March 31, 2017, 2016, and 2015 respectively.

(d)
including related party interest income of $33, $1,954, and $4,046 during the years ended March 31, 2017, 2016, and 2015, respectively, and related party interest expense of $806, $922, and $253 during years ended March 31, 2017, 2016, and 2015, respectively. The Company recognized loss (gain) related to investments in unconsolidated entities of $3,839, $1,604, and $(509) during years ended March 31, 2017, 2016, and 2015, respectively.

(e)
the number of shares and per share amounts presented for FY16 and FY15 have been retroactively restated to reflect the conversion of Fram shares to HLI shares at a ratio of 10.425 shares to each share of Fram stock (note 1).

See accompanying notes to consolidated financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended March 31, 2017, 2016 and 2015
($ in thousands)

	Common - shares		Class A - shares		Class B - shares
	Shares	$	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Stock Subscriptions Receivable	Equity attributable to Houlihan Lokey, Inc.	Noncontrolling interest	Total stockholders' equity
Balances - April 1, 2014	587,866	$59	—	$—	—	$—	$636,616	$91,936	$(8,903)	$(7,770)	$711,938	$1,751	$713,689
Fram shares issued (note 1)	—	—	—	—	—	—	19,508	—	—	—	19,508	—	19,508
Fram stock compensation vesting (note 10)	—	—	—	—	—	—	17,589	—	—	—	17,589	—	17,589
Fram share redemptions (note 12)	—	—	—	—	—	—	(3,531)	—	—	—	(3,531)	—	(3,531)
Dividend	—	—	—	—	—	—	—	(888)	—	—	(888)	—	(888)
Stock subscriptions receivable issued, net	—	—	—	—	—	—	—	—	—	635	635	—	635
Net income	—	—	—	—	—	—	—	79,881	—	—	79,881	58	79,939
Change in unrealized translation	—	—	—	—	—	—	—	—	(2,435)	—	(2,435)	—	(2,435)
Total comprehensive income	—	—	—	—	—	—	—	79,881	(2,435)	—	77,446	58	77,504
Balances-March 31, 2015	587,866	$59	—	$—	—	$—	$670,182	$170,929	$(11,338)	$(7,135)	$822,697	$1,809	$824,506

	Common - shares		Class A - shares		Class B - shares
	Shares	$	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Stock Subscriptions Receivable	Equity attributable to Houlihan Lokey, Inc.	Noncontrolling interest	Total stockholders' equity
Balances - April 1, 2015	587,866	$59	—	$—	—	$—	$670,182	$170,929	$(11,338)	$(7,135)	$822,697	$1,809	$824,506
Fram shares issued (note 1)	—	—	—	—	31,414	—	13,320	—	—	—	13,320	—	13,320
Fram stock compensation vesting (note 10)	—	—	—	—	—	—	28,765	—	—	—	28,765	—	28,765
Fram share redemptions (note 12)	—	—	—	—	(64,285)	—	(2,295)	—	—	—	(2,295)	—	(2,295)
Dividend	—	—	—	—	—	—	(74,432)	(211,034)	—	4,168	(281,298)	(1,835)	(283,133)
Stock subscriptions receivable issued, net	—	—	—	—	—	—	—	—	—	2,720	2,720	—	2,720
Conversion of Fram shares to HLI	(587,866)	(59)	12,075,000	12	53,321,893	53	(6)	—	—	—	—	—	—
Shares issued to non-employee directors	—	—	9,524	—	—	—	—	—	—	—	—	—	—
Shares repurchased/forfeited	—	—	—	—	(69,719)	—	—	—	—	—	—	—	—
Excess tax benefits	—	—	—	—	—	—	1,798	—	—	—	1,798	—	1,798
Adjustment of noncontrolling interest to redeemable value	—	—	—	—	—	—	—	(1,013)	—	—	(1,013)	—	(1,013)
Net income	—	—	—	—	—	—	—	69,741	—	—	69,741	26	69,767
Change in unrealized translation	—	—	—	—	—	—	—	—	(3,275)	—	(3,275)	—	(3,275)
Total comprehensive income	—	—	—	—	—	—	—	69,741	(3,275)	—	66,466	26	66,492
Balances-March 31, 2016	—	$—	12,084,524	$12	53,219,303	$53	$637,332	$28,623	$(14,613)	$(247)	$651,160	$—	$651,160
HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended March 31, 2017, 2016 and 2015
($ in thousands)

	Common - shares		Class A - shares		Class B - shares		Treasury Stock
	Shares	$	Shares	$	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Stock Subscriptions Receivable	Equity attributable to Houlihan Lokey, Inc.	Noncontrolling interest	Total stockholders' equity
Balances - April 1, 2016	—	$—	12,084,524	$12	53,219,303	$53		$—	$637,332	$28,623	$(14,613)	$(247)	$651,160	$—	$651,160
Shares issued	—	—	—	—	1,858,864	2		—	5,152	—	—	—	5,154	—	5,154
Stock compensation vesting (note 10)	—	—	—	—	—	—		—	39,357	—	—	—	39,357	—	39,357
Share redemptions (note 12)	—	—	—	—	(71,913)	—		—	(330)	—	—	—	(330)	—	(330)
Dividends	—	—	—	—	—	—		—	—	(47,883)	—	—	(47,883)	—	(47,883)
Stock subscriptions receivable redeemed	—	—	—	—	—	—		—	—	—	—	123	123	—	123
Secondary offering	—	—	9,200,000	9	(9,200,000)	(9)		—	193,572	—	—	—	193,572	—	193,572
Shares subject to forward purchase agreement	—	—	—	—	6,900,000	7	(6,900,000)	(193,572)	(7)	—	—	—	(193,572)	—	(193,572)
Conversion of Class B to Class A shares	—	—	733,150	1	(733,150)	(1)		—	—	—	—	—	—	—	—
Shares issued to non-employee directors (note 12)	—	—	9,137	—	—	—		—	—	—	—	—	—	—	—
Shares repurchased/forfeited	—	—	—	—	(1,089,805)	(1)		—	(27,308)	—	—	—	(27,309)	—	(27,309)
Excess tax benefits	—	—	—	—	—	—		—	6,982	—	—	—	6,982	—	6,982
Adjustment of noncontrolling interest to redeemable value	—	—	—	—	—	—		—	—	(1,676)	—	—	(1,676)	—	(1,676)
Net income	—	—	—	—	—	—		—	—	108,343	—	—	108,343	—	108,343
Change in unrealized translation	—	—	—	—	—	—		—	—	—	(7,304)	—	(7,304)	—	(7,304)
Total comprehensive income	—	—	—	—	—	—		—	—	108,343	(7,304)	—	101,039	—	101,039
Balances -March 31, 2017	—	$—	22,026,811	$22	50,883,299	$51	(6,900,000)	$(193,572)	$854,750	$87,407	$(21,917)	$(124)	$726,617	$—	$726,617

See accompanying notes to consolidated financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Year Ended March 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$108,343	$69,767	$79,939
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax benefit	(6,093)	(4,165)	(7,358)
Provision for bad debts	4,008	2,538	2,027
Depreciation and amortization	8,853	7,499	5,508
Compensation expense – restricted share grants (note 10)	39,357	35,057	23,200
Changes in operating assets and liabilities:
Accounts receivable	(5,527)	(1,387)	(8,533)
Unbilled work in process	(6,382)	(8,360)	(3,720)
Other assets	3,745	(643)	(795)
Accrued salaries and bonuses	59,290	(56,184)	51,797
Accounts payable and accrued expenses	13,499	(13,959)	3,084
Deferred income	(1,970)	2,475	(2,316)
Income taxes receivable (payable)	12,141	(20,917)	53,674
Net cash provided by operating activities	229,264	11,721	196,507
Cash flows from investing activities:
Acquisition of business, net of cash acquired (note 6)	(3,725)	(36,854)	(5,178)
Investments in other assets	—	—	(9,451)
Changes in receivables from affiliates	16,495	225,792	(193,200)
Purchase of property and equipment, net	(14,423)	(9,385)	(4,671)
Net cash (used in) provided by investing activities	(1,653)	179,553	(212,500)
Cash flows from financing activities:
Dividends paid	(55,293)	(114,297)	(2,166)
Proceeds from issuance of Class A shares placed in escrow	193,565	—	—
Earnouts paid	(964)	(1,417)	(964)
Stock subscriptions receivable issued	—	—	(360)
Stock subscriptions receivable redeemed	123	2,720	995
Loans payable to former shareholders redeemed	(11,256)	(3,047)	—
Repayments of loans to affiliates	(30,000)	—	—
Borrowings from non-affiliates	65,000	—	—
Repayments to non-affiliates	(65,000)	—	—
Excess tax benefits	6,982	1,798	—
Other financing activities	(233)	33	—
Net cash used in financing activities	102,924	(114,210)	(2,495)
Effects of exchange rate changes on cash and cash equivalents	(4,018)	443	(2,270)
Increase (decrease) in cash, cash equivalents, and restricted cash	326,517	77,507	(20,758)
Cash, cash equivalents, and restricted cash – beginning of period	166,169	88,662	109,420
Cash, cash equivalents, and restricted cash – end of period	$492,686	$166,169	$88,662
Supplemental disclosures of noncash activities:
Dividends paid via settlement of receivable from affiliate (note 3)	—	94,520	—
Dividends paid via distribution of non-cash assets	—	22,800	—
Dividends paid via loan payable to affiliate	—	45,000	—
Dividends paid via settlement of employee loans	—	4,168	—
Taxes paid via settlement of receivable from affiliate	—	901	46,000
Shares issued via settlement of receivable from affiliate (note 3)	—	—	(12,856)
Shares redeemed via settlement of receivable from affiliate (note 3)	—	(763)	3,531
Shares issued via vesting of liability classified awards	4,754	—	—
Shares issued as consideration for acquisitions (note 6)	457	11,306	—
Fully depreciated assets written off	829	443	2,582
Cash acquired through acquisitions	—	14,688	—
Cash paid during the year:
Interest	1,621	1,314	263
Taxes	57,286	75,365	(1,478)

See accompanying notes to consolidated financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years Ended March 31, 2017 and 2016
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
In addition, prior to the consummation of the IPO, the Company distributed to its existing owners a dividend of $270.0 million, consisting of (i) a short-term note in the aggregate amount of $197.2 million, which was repaid immediately after the consummation of the IPO, and was allocated $94.5 million to ORIX USA and $102.7 million to the HL Holders, (ii) a note to ORIX USA in the amount of $45 million (see Note 7), and (iii) certain of our non-operating assets to certain of the HL Holders (consisting of non-marketable minority equity interests in four separate businesses that ranged in carrying value from $2.5 million to $11.0 million, and were valued in the aggregate at approximately $22.8 million as of June 30, 2015), together with $5.0 million in cash to be used to complete a potential additional investment and in the administration of these assets in the future. All issued and outstanding Fram shares were converted to HL, Inc. common stock at a ratio of 10.425 shares for each share of Fram stock. Immediately following the IPO, there were two classes of authorized HL, Inc. common stock: Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. As of March 31, 2017 (without giving effect to the transaction provided for in the Forward Share Purchase Agreement (defined below)), there were 22,026,811 Class A shares held by the public, of which 18,661 Class A shares are held by non-employee directors, 29,272,968 Class B shares held by the HL Voting Trust, and 21,610,331 Class B shares held by ORIX USA.
The Company did not receive any proceeds from the sale of our Class A common stock in the IPO.
Expenses related to the corporate reorganization and IPO recorded in the consolidated statements of comprehensive income include the following:

•
$12,783 of professional service and other third-party fees and expenses associated with Houlihan Lokey’s IPO, corporate reorganization, spin-out of non-operating assets, shareholder solicitation process and other related activities for the year ended March 31, 2016;

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years Ended March 31, 2017 and 2016
(All tables and balance disclosures are in thousands, except share data)

•
$14,330 and $7,420 of compensation expenses associated with the amortization of restricted stock granted in connection with the IPO for the year ended March 31, 2017 and 2016, respectively; amortization expense of restricted stock granted in connection with the IPO is being recognized over a four and one-half year vesting period; and

•
$11,873 and $7,855 of compensation expenses associated with the accrual of certain deferred cash payments granted in connection with the IPO for the year ended March 31, 2017 and 2016, respectively; accrual expense of deferred cash payments granted in connection with the IPO is being recognized over a four and one-half year vesting period.

On February 14, 2017, pursuant to a registered underwritten public offering, we issued and sold 6,000,000 shares of our Class A common stock and certain of our former and current employees and members of our management (the “Selling Stockholders”) sold 2,000,000 shares of our Class A common stock, in each case, at a price to the public of $29.25 per share (the “Follow-on Offering”).  On March 15, 2017, we issued and sold an additional 900,000 shares of Class A common stock and the Selling Stockholders sold an additional 300,000 shares of Class A common stock in connection with the underwriters’ exercise in full of their option to purchase additional shares in the Follow-on Offering.

            In connection with, and prior to, the Follow-on Offering, on February 6, 2017, we entered into a Forward Share Purchase Agreement (the “Forward Share Purchase Agreement”), with an indirect wholly owned subsidiary of ORIX USA pursuant to which we agreed to repurchase from ORIX USA on April 5, 2017 the number of shares of our Class B common stock equal to the number of shares of our Class A common stock sold by us in the Follow-on Offering (including any shares sold upon the exercise by the underwriters of their option to purchase additional shares of our Class A common stock) for a purchase price per share equal to the public offering price in the Follow-on Offering less underwriting discounts and commissions.  The cash proceeds from the Follow-on Offering that were used to consummate the purchase pursuant to the Forward Share Purchase Agreement were held in an escrow account as of March 31, 2017 and presented as restricted cash as discussed in note 2. On April 5, 2017 we settled the transaction provided for in the Forward Share Purchase Agreement and acquired 6,900,000 shares of Class B common stock from ORIX USA using the net proceeds we received from the Follow-on Offering.  In accordance with the terms of the Forward Share Purchase Agreement, the purchase price per share was reduced by the per share amount of the dividend paid to ORIX USA on the shares of our Class B common stock subject to the Forward Share Purchase Agreement prior to the settlement of such transaction. As the Forward Share Purchase Agreement required physical settlement by purchase of a fixed number of shares in exchange for cash, the 6,900,000 shares that were purchased are excluded from the Company’s calculation of basic and diluted earnings per share in the Company's financial statements for the year ended March 31, 2017. In addition, as the agreement provides for the refund of any dividends paid during the term on the underlying Class A common stock, such shares are not classified as participating securities and the Company does not apply the two-class method for calculating its earnings per share.

Expenses related to the Follow-on Offering and the Forward Share Purchase Agreement included in the consolidated statements of comprehensive income include $1,633 of professional service and other third-party fees and expenses for the year ended March 31, 2017.

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years Ended March 31, 2017 and 2016
(All tables and balance disclosures are in thousands, except share data)

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
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC") and include all information and footnotes required for financial statement presentation, and include all disclosures required under GAAP in the United States for annual financial statements.

(b)	Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries where it has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company carries its investments in unconsolidated entities over which it has significant influence but does not control using the equity method, and includes its ownership share of the income and losses in other income (expense), net in the consolidated statements of comprehensive income.

(c)	Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements. Management estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period, and disclosure of contingent assets and liabilities at the reporting date. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Items subject to such estimates and assumptions include: the allowance for doubtful accounts; the valuation of deferred tax assets, goodwill, accrued expenses, and share based compensation; the allocation of goodwill and other assets across the reporting units (segments); and reserves for income tax uncertainties and other contingencies.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years Ended March 31, 2017 and 2016
(All tables and balance disclosures are in thousands, except share data)

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
The majority of the Company’s operating expenses are related to compensation for employees, which includes the amortization of the relevant portion of the Company’s share-based incentive plans (note 10). Other examples of operating expenses include: travel, meals and entertainment; rent; depreciation and amortization; information technology and communication; professional fees and other operating expenses, which include such items as office expenses, business license and registration fees, non-income-related taxes, legal expenses, related-party support services, and charitable contributions. During the years ended March 31, 2017, 2016, and 2015, the Company received reimbursements of $33,015, $28,183, and $27,173 respectively, from customers for out-of-pocket expenses incurred by the Company that are presented net against the related expenses in the accompanying consolidated statements of comprehensive income.

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
From time to time, we have entered into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. We entered into a foreign currency forward contract against pound sterling with aggregate notional values of $3 million, $1 million, and $5 million and with fair values representing gains (losses) included in other operating expenses of $58, ($62), and $689 during the twelve months ended March 31, 2017, 2016, and 2015, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years Ended March 31, 2017 and 2016
(All tables and balance disclosures are in thousands, except share data)

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
Cash and cash equivalents include cash held at banks and highly liquid investments with original maturities of three months or less. At March 31, 2017 and 2016, the Company had cash balances with banks in excess of insured limits. The Company has not experienced any losses in its cash accounts and believes it is not exposed to any significant credit risk with respect to cash and cash equivalents.
Although not classified as cash and cash equivalents, included in the Company’s receivable from affiliates (note 3), are amounts due on demand, which generally arose from the transfer of available cash from HL, Inc. to ORIX USA and affiliates of ORIX USA. The amount due from an affiliate of ORIX USA with an outstanding balance of $20,136 as of March 31, 2016 was repaid in full in May 2016. The remaining balance as of March 31, 2017 relates to receivables from various affiliated joint ventures.

(i)	Restricted cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	March 30, 2017	March 30, 2016
Cash and cash equivalents	$300,314	$166,169
Restricted cash	192,372	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$492,686	$166,169

Amounts included in restricted cash represent those received from the issuance of shares in the Follow-on Offering and required to be set aside pursuant to the Forward Share Purchase Agreement (notes 1 and 3). The restriction will lapse when the related forward purchase liability is paid off.

(j)	Accounts Receivable
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
Fiscal Years Ended March 31, 2017 and 2016
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
When HL CA was acquired by Fram in January 2006, approximately $392,600 of goodwill and $192,210 of indefinite-lived intangible assets were generated and recognized. In accordance with ASC Topic 805, Business Combinations, since HL CA was wholly owned by Fram, this goodwill and all other purchase accounting-related adjustments were pushed down to the Company’s reporting level. Through both foreign and domestic acquisitions made directly by HL CA and the Company since 2006, additional goodwill of approximately $126,887, inclusive of foreign currency translations has been recognized.
Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. Goodwill is reviewed for impairment in accordance with Accounting Standards Update (ASU) No. 2011‑08, Testing Goodwill for Impairment, which permits management to make a qualitative assessment of whether it is more likely than not that one of its reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If management concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then management would not be required to perform the two-step impairment test for that reporting unit. If the assessment indicates that it is more likely than not that the reporting unit’s fair value is less than its carrying value, management must test further for impairment utilizing a two-step process. Step 1 compares the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds the estimated fair value, an impairment exists and is measured in Step 2 as the excess of the recorded amount of goodwill over the implied fair value of goodwill resulting from the valuation of the reporting unit. Impairment testing of goodwill requires a significant amount of judgment in assessing qualitative factors and estimating the fair value of the reporting unit, if necessary. The fair value is determined using an estimated market value approach, which considers estimates of future after tax cash flows, including a terminal value based on market earnings multiples, discounted at an appropriate market rate. During the years ended March 31, 2017, 2016, and 2015, management has concluded that it is not more likely than not that the Company’s reporting units’ fair value is less than their carrying amount and no further impairment testing had been considered necessary.
Indefinite-lived intangible assets are reviewed annually for impairment in accordance with ASU 2012-02, Testing Indefinite-lived Intangible Assets for Impairment, which provides management the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. During the years ended March 31, 2017, 2016, and 2015, management has concluded that it is not more likely than not that the fair values were less than the carrying values.
Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group (inclusive of other long-lived assets) be tested for possible impairment, management first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. During the years ended March 31, 2017, 2016, and 2015, no events or changes in circumstances were identified that indicated that the carrying amount of the finite-lived intangible assets were not recoverable.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years Ended March 31, 2017 and 2016
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
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, Deferral of Effective Date which deferred the effective date of the new standard to annual and interim periods within that reporting period beginning after December 15, 2017 (year ending March 31, 2019 for the Company). The new standard is to be applied using either the retrospective or cumulative-effective transition method. We are completing an implementation plan to adopt this pronouncement and as part of this plan, we are assessing the impact of the guidance on our results of operations. Based on our procedures performed to date, nothing has come to our attention that would indicate that the adoption of ASU 2014-09 will have a material impact on our financial statements, however, our assessment is ongoing. We intend to adopt ASU 2014-09 on April 1, 2018 and although we have not yet selected a transition method, the Company is currently evaluating the impact of the new standard under both transition methods, but is unable to quantify the impact on the consolidated financial statements at this time and has not made an election on the transition method. We anticipate completing our evaluation in the year ending March 31, 2018.
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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years Ended March 31, 2017 and 2016
(All tables and balance disclosures are in thousands, except share data)

In February 2016, the FASB issued ASU No. 2016-02, Leases. The amendments in this ASU requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right-of-use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonable certain to exercise an option to extend the lease, exercise a purchase option, or not exercise an option to terminate the lease. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018 (year ending March 31, 2020 for the Company). Early application is permitted. The Company is currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements. See Note 13 for a summary of our undiscounted minimum rental commitments under operating leases as of December 31, 2016.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation. The amendments in this ASU modified several aspects of the accounting for share-based payment transactions, including forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. The amendments in this ASU also clarify the statement of cash flows presentation for certain components of share-based awards. ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016 (year ending March 31, 2018 for the Company). Early application is permitted. The Company did not adopt early and is currently evaluating the impact of the adoption of ASU No. 2016-09 but anticipates that the prospective impact of this new guidance will result in an increase or a decrease to the provision for income taxes for the delivery of stock under share-based payment arrangements, which will likely cause volatility in the effective tax rate and could be material to the consolidated statements of operations and the classification of cash flows in future periods.  Additionally, upon adoption of the new guidance, the Company expects that a decrease to the provision for income taxes will occur in the first quarter ending June 30, 2017 as a result of the acceleration of vesting of share awards on February 14, 2017.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU include eight specific guidance measures for cash flow classification issues for (1) debt prepayment or debt extinguishment costs, (2) debt instruments with coupon interest rates, (3) contingent consideration payments made after a business combination, (4) settlement proceeds from insurance claims, (5) settlement proceeds from corporate-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions, and (8) classification of cash receipts and payments that have aspects of more than one class of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017 (year ending March 31, 2019 for the Company). This new accounting guidance will result in some changes in classification in the Consolidated Statement of Cash Flows, which the Company does not expect will be significant, and will not have a material impact on its consolidated financial position or results of operations.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash. The amendments in this ASU requires restricted cash and restricted cash equivalents to be included with the cash and cash equivalents balances when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017 (year ending March 31, 2019 for the Company) with early adoption permitted. The Company adopted ASU No. 2016-18 and it did not have a material impact on the Company's operating results and financial position.
In January 2017, the FASB issued ASU No. 2017-04, Intangible - Goodwill and Other: Simplifying the Test for Goodwill Impairment. The amendments in this ASU do not change the guidance on Step 1 of the goodwill impairment test but eliminates the requirement to calculate an implied goodwill value using Step 2. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value but should not exceed the total amount of goodwill allocated to that reporting unit. Also, an entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU No. 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019 (year ending March 31, 2021 for the Company) with early adoption permitted. Management does not believe this guidance will have a material impact on the consolidated financial statements and related disclosures.

(o)	Reclassifications
Certain prior year amounts have been reclassified to conform with current year presentation.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years Ended March 31, 2017 and 2016
(All tables and balance disclosures are in thousands, except share data)

(3) RELATED‑PARTY TRANSACTIONS
The Company provides financial advisory services to ORIX USA and its affiliates and received fees for these services totaling approximately $7,504, $504, and $119 during the years ended March 31, 2017, 2016, and 2015, respectively.

The Company provides certain management and administrative services for the Company's unconsolidated entities and receive fees for these services. These fees are offset with the compensation costs related to the administrative staffs. As a result, the Company received fees of $461, $205, and $0 during the years ended March 31, 2017, 2016, and 2015, respectively.
Prior to the IPO, ORIX USA performed certain management, accounting, legal, regulatory, and other administrative services for the benefit of the Company. ORIX USA charged the Company a management fee for these services. Management fee expense incurred by the Company related to these services was approximately $0, $874, and $2,471 for the years endedMarch 31, 2017, 2016, and 2015, respectively, which is included in other operating expenses in the accompanying consolidated statements of comprehensive income. In connection with the IPO, ORIX USA and the Company entered into a Transition Services Agreement, pursuant to which ORIX USA provides services for Sarbanes-Oxley compliance, internal audit, and other services for specified fees. Expenses incurred by the Company related to these services were approximately $269 and $214 for the years endedMarch 31, 2017 and 2016, respectively, and are included in professional fees in the accompanying consolidated statements of comprehensive income. To the extent that ORIX USA and its affiliates paid for expenses of the Company, ORIX USA is reimbursed for such payments by the Company.
The receivable from an affiliate of ORIX USA with an outstanding balance of $20,136 and that bore interest at a variable rate that was approximately 2.13% at March 31, 2016, was repaid in full in May 2016. Interest income earned by the Company related to cash balances held by ORIX and its affiliates was approximately $33, $1,954 and $4,046 for the years ended March 31, 2017, 2016 and 2015, respectively.
In November 2015, the Company entered into a joint venture arrangement with Leonardo & Co. NV, a European-based investment banking firm ("Leonardo"), in relation to Leonardo's Italian business by means of acquisition of a minority (49%) interest. In conjunction with this transaction, a subsidiary of the Company loaned the joint venture 5,500 euro ($5,900 as of March 31, 2017) which is included in receivables from affiliates and which bears interest at 1.5% and matures no later than November 2025. Interest income earned by the Company related to this receivable from affiliate was approximately $90 and $34 during the years ended March 31, 2017 and 2016, respectively.
As described in Note 1 above, in connection with, and prior to, the Follow-on Offering, on February 6, 2017, the Company entered into the Forward Share Purchase Agreement, pursuant to which the Company agreed to repurchase from ORIX USA on April 5, 2017 the number of shares of our Class B common stock equal to the number of shares of our Class A common stock sold by the Company in the Follow-on Offering (including any shares sold upon the exercise by the underwriters of their option to purchase additional shares of our Class A common stock) for a purchase price per share equal to the public offering price in the Follow-on Offering less underwriting discounts and commissions.  On April 5, 2017, the Company settled the transaction provided for in the Forward Share Purchase Agreement and acquired 6,900,000 shares of Class B common stock from ORIX USA using the net proceeds we received from the Follow-on Offering.  In accordance with the terms of the Forward Share Purchase Agreement, the purchase price per share under the Forward Share Purchase Agreement was reduced by the per share amount of the dividend paid to ORIX USA on the shares of our Class B common stock subject to the Forward Share Purchase Agreement prior to the settlement of the transaction.
In February 2017, the Company entered a loan agreement with Houlihan Lokey (Australia) Pty Limited, the entity operating our joint venture in Australia. The Company loaned the joint venture 2,500 aud ($1,900 as of March 31, 2017) which is included in receivables from affiliates and which bears interest at 2.0%. Interest income earned by the Company related to this receivable from affiliate was approximately $19 during the years ended March 31, 2017.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years Ended March 31, 2017 and 2016
(All tables and balance disclosures are in thousands, except share data)

(4) ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE

	Year Ended March 31,
	2017	2016
Balance-beginning	$7,844	$6,786
Provision for bad debt	4,008	2,538
Recovery (write-off) of uncollectible accounts	(653)	(1,480)
Balance-ending	$11,199	$7,844
(5) PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation consist of the following:

	Useful Lives	2017	2016
Equipment	5 Years	$6,731	$5,768
Furniture and fixtures	5 Years	18,171	19,158
Leasehold improvements	10 Years	26,298	16,987
Computers and software	3 Years	10,319	11,215
Other	N/A	1,090	1,043
Total cost		62,609	54,171
Less: accumulated depreciation		(32,193)	(32,470)
Total net book value		$30,416	$21,701
Additions to property and equipment during the years ended March 31, 2017 and 2016 were primarily related to costs incurred to furnish new leased office space and refurbish existing space.
Depreciation expense of approximately $5,708, $4,588, and $4,106 was recognized during the years ended March 31, 2017, 2016, and 2015, respectively.
(6) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangibles consist of the following.

	Useful Lives	March 31, 2017	March 31, 2016
Goodwill	Indefinite	$519,487	$518,679
Tradename-Houlihan Lokey	Indefinite	192,210	192,210
Other intangible assets	Varies	14,829	14,939
Total cost		726,526	725,828
Less: accumulated amortization		(11,183)	(8,460)
Total net book value (before taxes)		715,343	717,368
Deferred tax liability		(77,184)	(77,184)
Total net book value		$638,159	$640,184

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years Ended March 31, 2017 and 2016
(All tables and balance disclosures are in thousands, except share data)

Goodwill attributable to the Company’s business segments are as follows:

Business Segments	April 1, 2016	Changes (a)	March 31, 2017
Corporate Finance	$270,034	$(4,774)	$265,260
Financial Restructuring	163,561	(1,049)	162,512
Financial Advisory Services	85,084	6,631	91,715
Total	$518,679	$808	$519,487

(a)
During January 2017, the Company acquired a financial advisory firm that provides technology and intellectual property valuations, developing and executing strategic intellectual property transactions, intellectual property-focused M&A advisory, and intellectual property-backed capital formation and restructuring services. Changes also include foreign currency translation adjustments of $(5,823) for the year ended March 31, 2017.

Amortization expense of approximately $3,145, $2,911, and $1,402 was recognized for the years ended March 31, 2017, 2016, and 2015, respectively. The estimated future amortization for amortizable intangible assets for each of the next five years are as follows:

Year Ended March 31,
2018	$1,431
2019	671
2020	576
2021	371
2022	157

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years Ended March 31, 2017 and 2016
(All tables and balance disclosures are in thousands, except share data)

(7) LOANS PAYABLE
Loan payable to affiliate - In August 2015, prior to the IPO, the Company paid a dividend to its shareholders, a portion of which was paid to ORIX USA in the form of a $45.0 million note that bears interest at a rate of LIBOR plus 165 basis points or 3.45% and 2.87% as of March 31, 2017 and 2016, respectively. The Company paid interest on the note of $806 and $922 for the years endedMarch 31, 2017 and 2016, respectively. Beginning on June 30, 2016, the Company was required to make quarterly repayments of principal in the amount of $7.5 million, with the remaining principal amount due on the second anniversary of the completion of the IPO. As of March 31, 2017 the loan balance was $15.0 million, but the loan was repaid in full in May 2017.
In August 2015, the Company entered into a revolving line of credit with Bank of America, N.A., which allows for borrowings of up to $75.0 million and matures in August 2017. The agreement governing this facility provides that borrowings bear interest at an annual rate of LIBOR plus 1.00%, commitment fees apply to unused amounts, and contains debt covenants which require that the Company maintain certain financial ratios. As of March 31, 2017, no principal was outstanding under the line of credit. The Company paid interest and unused commitment fees of $400 and $141 for the years ended March 31, 2017 and 2016, respectively, under the line of credit.

Prior to the IPO, Fram maintained certain loans payable to former shareholders consisting of unsecured notes payable which were transferred to the Company in conjunction with the IPO. The interest rates on the individual notes was 2.55% and 2.30% for the years ended March 31, 2017 and 2016, respectively, and the maturity dates range from 2017 to 2027. The Company incurred interest expense on these notes of $203 and $188 for the years ended March 31, 2017 and 2016, respectively.

In November 2015, the Company acquired the investment banking operations of Leonardo in Germany, the Netherlands, Spain, and made an investment in a 49% interest in Italy. Total consideration included an unsecured loan of 14.0 million euro payable on November 16, 2040, which is included in loan payable to non-affiliates in the accompanying consolidated balance sheets. Under certain circumstances, the note may be paid in part or in whole over a five-year period in equal annual installments. In January 2017, we paid a portion of this loan in the amount of $2.9 million. This loan bears interest at an annual rate of 1.50%. The Company incurred $213 and $91 in interest expense on this loan for the years ended March 31, 2017 and 2016, respectively.
See note 13 for aggregated 5-year maturity table on loans payable.
(8) OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS
The only component of other comprehensive income relates to foreign currency translation adjustments of $(7,304), $(3,275), and $(2,435) for the years ended March 31, 2017, 2016, and 2015, respectively. As the result of the vote in the U.K. to withdraw from the European Union, the change in foreign currency translation had a negative impact on the consolidated statements of comprehensive income. There will be a two-year time period in which the terms of withdrawal will be negotiated and there may be impacts on our European business that are unknown at this time. We believe the change in foreign currency translation will become more volatile, but we do not expect this to have a material impact on our operating results and financial position.
Accumulated other comprehensive loss at March 31, 2017 and 2016 was comprised of the following:

Balance, April 1, 2014	(8,903)
Foreign currency translation adjustments	(2,435)
Balance, March 31, 2015	$(11,338)
Foreign currency translation adjustments	(3,275)
Balance, March 31, 2016	$(14,613)
Foreign currency translation adjustments	(7,304)
Balance, March 31, 2017	$(21,917)

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years Ended March 31, 2017 and 2016
(All tables and balance disclosures are in thousands, except share data)

(9)    INCOME TAXES
The Company’s provision for income taxes was $70,144, $55,863, and $52,196 for the years ended March 31, 2017, 2016, and 2015, respectively. This represents effective tax rates of 39.3%, 44.5%, and 39.5% for the years ended March 31, 2017, 2016, and 2015, respectively. The decrease in the Company’s tax rate during the year ended March 31, 2017 relative to the same period in 2016 was due to a significant portion of the professional services fees associated with the IPO being non-tax deductible in the year ended March 31, 2016.

The provision (benefit) for income taxes on operations for the years ended March 31, 2017, 2016, and 2015 comprises the following approximate values:

	March 31, 2017	March 31, 2016	March 31, 2015
Current:
Federal	$60,024	$43,252	$42,297
State	12,686	10,895	12,664
Foreign	3,527	5,881	4,593
Subtotal	76,237	60,028	59,554
Deferred:
Federal	(7,262)	(3,867)	(6,798)
State	(962)	(93)	(751)
Foreign	2,131	(205)	191
Subtotal	(6,093)	(4,165)	(7,358)
Total	$70,144	$55,863	$52,196
The provision for income taxes on operations for the years ended March 31, 2017, 2016, and 2015 is reconciled to the income taxes computed at the statutory federal income tax rate (computed by applying the federal corporate rate of 35% to consolidated operating income before provision for income taxes) as follows:

	March 31, 2017		March 31, 2016		March 31, 2015
Federal income tax provision computed at statutory rate	$62,470	35.0%	$43,963	35.0%	$46,226	35.0%
State and local taxes, net of federal tax effect	8,139	4.6%	7,108	5.7%	6,844	5.2%
Foreign taxes	(1,741)	(1.0)%	(453)	(0.4)%	(1,638)	(1.3)%
Nondeductible expenses	1,422	0.8%	1,475	1.2%	1,285	1.0%
Nondeductible public offering-related expenses	562	0.3%	3,930	3.1%	—	—%
Other	(708)	(0.4)%	(160)	(0.1)%	(521)	(0.4)%
Total	$70,144	39.3%	$55,863	44.5%	$52,196	39.5%

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years Ended March 31, 2017 and 2016
(All tables and balance disclosures are in thousands, except share data)

Deferred income taxes arise principally from temporary differences between book and tax recognition of income, expenses, and losses relating to financing and other transactions. The deferred income taxes on the accompanying consolidated balance sheets at March 31, 2017 and 2016 comprise the following:

	March 31, 2017	March 31, 2016
Deferred tax assets:
Deferred compensation expense/accrued bonus	$57,379	$43,348
Allowance for doubtful accounts	4,920	3,195
Other, net	251	1,399
Total deferred tax assets	62,550	47,942
Deferred tax liabilities:
Intangibles	(77,184)	(77,184)
Accounts receivable and work in process	(16,562)	(8,046)
Total deferred tax liabilities	(93,746)	(85,230)
Net deferred tax liabilities	$(31,196)	$(37,288)

A valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company has determined that it is more likely than not that all deferred tax assets will be realized. Accordingly, no valuation allowance has been recognized.
As of March 31, 2017 and 2016, the Company had recorded liabilities for interest and penalties related to uncertain tax positions in the amounts of $816 and $313, net of any future tax benefit of such interest, respectively. Unrecognized tax benefits totaled $3,694 and $1,024 as of March 31, 2017 and 2016, respectively. If the income tax benefits from these tax positions are ultimately realized, such realization would affect the income tax provision and effective tax rate.
A reconciliation of the unrecognized tax benefits for the years ended March 31, 2017, 2016 and 2015 is as follows:

	March 31, 2017	March 31, 2016	March 31, 2015
Unrecognized tax position at the beginning of the year	$1,024	$133	$533
Increases (decreases) related to prior year tax positions	2,670	891	(400)
Unrecognized tax position at the end of the year	$3,694	$1,024	$133
In the next 12 months, certain uncertain tax positions may reverse as the related statutes expire.

Prior to the IPO, the Company filed as a member of the ORIX USA consolidated federal income tax group and did so for fiscal year 2016 through the date of the IPO. Following the IPO, the Company files a consolidated federal income tax return separate from ORIX USA, as well as consolidated and separate returns in state and local jurisdictions. As of March 31, 2017, all of the federal income tax returns filed since 2014 by ORIX USA which include the Company as a subsidiary or filed by the Company are still subject to adjustment upon audit. ORIX USA is currently under federal income tax audit by the Internal Revenue Service for the year ended March 31, 2013. The Company also files combined and separate income tax returns in many states, and these returns remain open for adjustments to the Company’s federal income tax returns. Additionally, ORIX USA is currently under California audit for the years ended March 31, 2012, March 31, 2013 and March 31, 2014, as well as under Minnesota audit for the years ended March 31, 2013, March 31, 2014, March 31, 2015 and March 31, 2016.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years Ended March 31, 2017 and 2016
(All tables and balance disclosures are in thousands, except share data)

(10) EMPLOYEE BENEFIT PLANS

(a)	Defined Contribution Plans
The Company sponsors a 401(k) defined contribution savings plan for its domestic employees and defined contribution retirement plans for its international employees. The Company contributed approximately $2,321, $2,060 and $1,355 during the years ended March 31, 2017, 2016 and 2015, respectively, to these defined contribution plans.

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
Following the IPO, additional awards of restricted shares have been and will be made under the Company's 2016 Incentive Award Plan (the "2016 Incentive Plan"), which became effective in August 2015. Under the 2016 Incentive Plan, it is anticipated that the Company will continue to grant cash- and equity-based incentive awards to eligible service providers in order to attract, motivate and retain the talent necessary to operate the Company's business. Equity-based incentive awards issued under the 2016 Incentive Plan generally vest over a four-year period. An aggregate of 9,137 restricted shares of Class A common stock were granted under the 2016 Incentive Plan to (i) two independent directors in August 2015 at $21.00 per share. (ii) two independent directors in the first quarter of fiscal 2017 at $25.21 per share, and (iii) one independent director in the first quarter of fiscal 2017 at $23.93 per share.
The share awards are classified as equity awards at the time of grant unless the number of shares granted is unknown. Award offers that are settleable in shares based upon a future determinable stock price are classified as a liability until the price is established and the resulting number of shares is known, at which time they are re-classified from liabilities to equity awards. Activity in equity classified share awards which relate to the 2006 Incentive Plan and the 2016 Incentive Plan during the years ended March 31, 2017 and 2016 is as follows:

Nonvested share awards	Shares	Weighted average grant date fair value
Balance at April 1, 2015	2,983,999	$12.85
Granted	4,388,333	21.00
Vested	(1,395,192)	12.99
Forfeited	(73,972)	18.59
March 31, 2016	5,903,168	$18.80
Granted	1,604,120	25.24
Vested	(2,791,213)	18.33
Shares repurchased/forfeited	(1,089,805)	18.77
March 31, 2017	3,626,270	$22.35

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years Ended March 31, 2017 and 2016
(All tables and balance disclosures are in thousands, except share data)

Activity in liability classified share awards during the years ended March 31, 2017 and 2016 is as follows:

Awards settleable in shares	Fair value
Balance at April 1, 2015	$14,984
Offer to grant	35,886
Share price determined-converted to cash payments	(6,244)
Share price determined-transferred to equity grants [1]	(29,519)
Forfeited	(1,125)
Balance at March 31, 2016	$13,982
Offer to grant	5,625
Share price determined-converted to cash payments	(1,687)
Share price determined-transferred to equity grants [1]	(4,752)
Forfeited	(425)
Balance at March 31, 2017	$12,743
1 183,570 and 1,404,566 shares for the years ended March 31, 2017 and 2016, respectively.
Compensation expenses for the Company associated with both equity and liability classified awards totaled $45,059, $35,057, and $23,200 for the years ended March 31, 2017, 2016, and 2015, respectively. At March 31, 2017, there was $81,051 of total unrecognized compensation cost related to unvested share awards granted under both the 2006 Incentive Plan and 2016 Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.4 years.
On February 14, 2017, in connection with the Follow-on Offering discussed in notes 1 and 3, the Company accelerated the vesting of of certain awards that were due to vest on April 30, 2017. Under the terms of both the 2006 Incentive Plan and 2016 Incentive Plan, upon the vesting of awards, shares may be withheld to meet the minimum statutory tax withholding requirements. The Company satisfied such obligations upon vesting by retiring 704,528 shares upon the accelerated vesting of 1,907,890 shares.
Prior to the IPO, the Fram board of directors determined fair value of the shares using input from a third party, which used a combination of historical and forecasted results and market data. The methods used to estimate the fair value of Fram shares included the market approach and the income approach. Under the market approach, fair value was determined by multiplying revenues of comparable public companies by the relevant valuation multiple, adjusted for any differences with the referenced comparable. Under the income approach, fair value was determined by converting future cash flows to a single present amount (discounted) using current expectations about those future amounts. The significant assumptions used to develop the fair value estimates included the discount rate (11.5% for 2015) used under the income approach and revenue multiples (0.9x - 4.4x for 2015) used under the market approach.
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
The carrying value of cash and cash equivalents, restricted cash, accounts receivable, unbilled work in process, receivables from affiliates, prepaid expenses, accounts payable, accrued expenses, and deferred income approximates fair value due to the short maturity of these instruments.
The carrying value of the loan payable to affiliate, loans payable to former shareholders and an unsecured loan which is included in loan to non-affiliates, approximates fair value due to the variable interest rate borne by those instruments.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years Ended March 31, 2017 and 2016
(All tables and balance disclosures are in thousands, except share data)

(12) STOCKHOLDERS' EQUITY

(a)	Fram Shares
As described in note 10, the Company’s former parent, Fram, granted compensatory restricted shares to certain employees of the Company under the 2006 Incentive Plan. Prior to the IPO, ORIX USA had the right, but not the obligation, to purchase shares to maintain its majority effective ownership of the Company and had purchased $12,856 for the year ended March 31, 2015. As described in note 1, all Fram shares were converted to shares of the Company's Class B common stock in connection with the corporate reorganization that preceded the IPO.

(b)	Class A Common Stock
In conjunction with the Company's IPO, 12,075,000 Class A shares were sold to the public by existing shareholders and 9,524 Class A shares were issued to non-employee directors. During the year ended March 31, 2017, an additional 9,200,000 Class A shares were sold to the public in the Follow-on Offering as discussed in note 1, 9,137 shares were issued to non-employee directors, and 733,150 shares were converted from Class B to Class A. Each share of Class A common stock is entitled to one vote per share.

(c)	Class B Common Stock
Each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. As of March 31, 2017 (before giving effect to the transaction under the Forward Share Purchase Agreement), there were 29,272,968 Class B shares held by the HL Voting Trust and 21,610,331 Class B shares held by ORIX USA.

(d)	Dividends
Approximately $3,284 and $8,657 of dividends previously declared related to unvested shares were unpaid at March 31, 2017 and 2016, respectively.

(e)	Noncontrolling interests
Net income (loss) attributable to noncontrolling interests primarily represents the income (loss) associated with persons other than Houlihan Lokey that are its co-investors in a consolidated subsidiary that holds an equity method investment in an unconsolidated entity. As described in note 1, the assets associated with certain noncontrolling interests were distributed to shareholders in conjunction with a pre-IPO dividend in August 2015.

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years Ended March 31, 2017 and 2016
(All tables and balance disclosures are in thousands, except share data)

Year ended March 31:
2018	$17,450
2019	986
2020	654
2021	574
2022	280
2023 and thereafter	12,618
Total	$32,562

The Company also provides routine indemnifications relating to certain real estate (office) lease agreements under which it may be required to indemnify property owners for claims and other liabilities arising from the Company’s use of the applicable premises. In addition, the Company guarantees the performance of its subsidiaries under certain office lease agreements. The terms of these obligations vary, and because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the maximum amount that it could be obligated to pay under such contracts. Based on historical experience and evaluation of specific indemnities, management believes that judgments, if any, against the Company related to such matters are not likely to have a material effect on the consolidated financial statements. Accordingly, the Company has not recorded any liability for these obligations as of March 31, 2017 or 2016.
In addition, an acquisition made in December 2012 included contingent consideration with carrying value of $0 and $1,418 as of March 31, 2017 and 2016, respectively, which is included in other liabilities in the accompanying consolidated balance sheets. An acquisition made in January 2015 included contingent consideration with a carrying value of $2,619 and $2,466, respectively, as of March 31, 2017 and 2016, and non-contingent consideration with a carrying value of $3,181 and $3,247, respectively, as of March 31, 2017 and 2016, which are included in other liabilities in the accompanying consolidated balance sheets. An acquisition made in January 2017 included contingent consideration with a carrying value of $2,655 and non-contingent consideration with a carrying value of $1,873 as of March 31, 2017, which are included in other liabilities in the accompanying consolidated balance sheets.
Straight-line rent expense under noncancelable operating lease arrangements and the related operating expenses were approximately $26,205, $25,645, and $23,486 for the years ended March 31, 2017, 2016, and 2015, respectively. The approximate future minimum annual noncancelable rental commitments required under these agreements with initial terms in excess of one year are as follows:

Year ended March 31:
2018	$19,982
2019	20,153
2020	19,389
2021	19,292
2022	15,888
2023 and thereafter	41,151
Total	$135,855
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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years Ended March 31, 2017 and 2016
(All tables and balance disclosures are in thousands, except share data)

compensation and share-based payments to corporate employees, as well as expenses of senior management and corporate departmental functions managed on a worldwide basis including accounting, human resources, human capital management, marketing, information technology, compliance and legal. The following tables present information about revenues, profit and assets by segment and geography.

	Year ended March 31,
	2017	2016	2015
Revenues by segment:
Corporate Finance	$434,558	$371,790	$367,632
Financial Restructuring	307,595	202,343	207,909
Financial Advisory Services	129,938	119,632	105,331
Total segment revenues	$872,091	$693,765	$680,872
Segment profit
Corporate Finance	$119,739	$103,447	$101,266
Financial Restructuring	92,831	54,950	52,246
Financial Advisory Services	28,905	30,313	24,344
Total segment profit	241,475	188,710	177,856
Corporate expenses	(59,480)	(62,310)	(49,202)
Other income (expense), net	(3,508)	(770)	3,481
Income before provision for income taxes	$178,487	$125,630	$132,135

	March 31, 2017	March 31, 2016	March 31, 2015
Assets by segment:
Corporate Finance	$316,561	$309,605	$234,966
Financial Restructuring	193,275	196,473	186,234
Financial Advisory Services	121,640	111,637	98,688
Total segment assets	631,476	617,715	519,888
Corporate assets	754,231	453,169	709,960
Total assets	$1,385,707	$1,070,884	$1,229,848

	Year ended March 31,
	2017	2016	2015
Revenues by geography:
United States	$760,450	$601,197	$595,113
International	111,641	92,568	85,759
Total revenues	$872,091	$693,765	$680,872

	Year ended March 31,
	2017	2016	2015
Income before provision for income taxes by geography:
United States	$154,268	$108,221	$119,819
International	24,219	17,409	12,316
Total income before provision for income taxes	$178,487	$125,630	$132,135

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Fiscal Years Ended March 31, 2017 and 2016
(All tables and balance disclosures are in thousands, except share data)

	March 31, 2017	March 31, 2016	March 31, 2015
Assets by geography:
United States	$964,273	$721,937	$948,054
International	421,434	348,947	281,794
Total assets	$1,385,707	$1,070,884	$1,229,848
(15) SUBSEQUENT EVENTS
On May 9, 2017, the Board of Directors of the Company declared a quarterly cash dividend of $0.20 per share for holders of record as of June 2, 2017 and payable on June 15, 2017.

On April 5, 2017, the Company settled its $192,372 forward purchase obligation with a related party and the funds held in escrow were released and the related 6,900,000 Class B shares were retired.

In May 2017, the Company repaid the remaining $15,000 principal amount due on the note payable to ORIX USA.

The Company has evaluated subsequent events from the consolidated balance sheet date through the date at which the consolidated financial statements were available to be issued. As a result of that evaluation, we have determined that there were no additional subsequent events requiring disclosure in the financial statements.

SUPPLEMENTAL FINANCIAL INFORMATION

Consolidated Quarterly Results of Operations (Unaudited)

($ in thousands, except per share data)
	For the Three Months Ended
	6/30/2016	9/30/2016	12/31/2016	3/31/2017
Revenues	$180,774	$186,537	$247,680	$257,100
Total operating expenses	147,913	151,560	190,857	199,766
Operating income	32,861	34,977	56,823	57,334
Net income attributable to Houlihan Lokey, Inc.	$19,411	$20,876	$33,980	$34,076

Net income per share of common stock:
Basic	$0.32	$0.34	$0.56	$0.55
Diluted	$0.29	$0.31	$0.51	$0.51
Dividends declared per share of common stock (1)	$0.17	$0.17	$0.17	$0.20

	For the Three Months Ended
	6/30/2015	9/30/2015	12/31/2015	3/31/2016
Revenues	$146,266	$158,380	$205,523	$183,596
Total operating expenses	122,486	140,943	161,837	142,099
Operating income	23,780	17,437	43,686	41,497
Net income	15,071	9,255	22,661	22,780
Net loss attributable to noncontrolling interests	(26)	—	—	—
Net income attributable to Houlihan Lokey, Inc.	$15,045	$9,255	$22,661	$22,780

Net income per share of common stock:
Basic	$0.26	$0.16	$0.38	$0.38
Diluted	$0.25	$0.15	$0.35	$0.35
Dividends declared per share of common stock (1)	$—	$—	$0.15	$0.15
_______________________________________________________________________________
(1) In addition to the $0.30 per share paid to holders of HLI shares during the year ended March 31, 2016, prior to the consummation of the IPO, the Company distributed to the existing owners a dividend of $270.0 million, consisting of (i) a short-term note in the aggregate amount of $197.2 million, which was repaid immediately after the consummation of the IPO, and was allocated $94.5 million to ORIX USA and $102.7 million to the HL Holders, (ii) a note to ORIX USA in the amount of $45 million (see footnote 7), and (iii) certain of our non-operating assets to certain of the HL Holders (consisting of non-marketable minority equity interests in four separate businesses that range in carrying value from $2.5 million to $11.0 million), together with $5.0 million in cash to be used to complete a potential acquisition investment and in the administration of these assets in the future.

Schedule II—Valuation and Qualifying Accounts
March 31, 2017, 2016 and 2015
($ in thousands)
Allowance for Uncollectible Accounts

Balance – April 1, 2014	$6,023
Provision for bad debts	2,027
Write-off of uncollectible accounts	(1,264)
Balance – March 31, 2015	$6,786
Provision for bad debts	2,538
Write-off of uncollectible accounts	(1,480)
Balance – March 31, 2016	$7,844
Provision for bad debts	4,008
Write-off of uncollectible accounts	(653)
Balance – March 31, 2017	$11,199

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
The Company’s system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s financial statements for external reporting purposes in accordance with GAAP. The Company’s management, including the chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of March 31, 2017, the Company’s internal control over financial reporting was effective based on those criteria.
In designing and evaluating our disclosure controls and procedures, management, including the chief executive officer and chief financial officer, recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.
This management’s report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Form 10-K.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
PART IV

Item 15. Exhibits, Financial Statement Schedules
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

HOULIHAN LOKEY, INC.

Date: June 13, 2017	By:	/s/ SCOTT L. BEISER
	Name:	Scott L. Beiser
	Title:	Chief Executive Officer

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

HOULIHAN LOKEY, INC.

Date: June 13, 2017	/s/ SCOTT L. BEISER
Scott L. Beiser
Chief Executive Officer
(Principal Executive Officer)

Date: June 13, 2017	/s/ J. LINDSEY ALLEY
J. Lindsey Alley
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: June 13, 2017	/s/ IRWIN N. GOLD
Irwin N. Gold
Executive Chairman and Director

Date: June 13, 2017	/s/ SCOTT J. ADELSON
Scott J. Adelson
Co-President and Director

Date: June 13, 2017	/s/ DAVID A. PREISER
David A. Preiser
Co-President and Director

Date: June 13, 2017	/s/ RON K. BARGER
Ron K. Barger
Director

Date: June 13, 2017	/s/ JACQUELINE B. KOSECOFF
Jacqueline B. Kosecoff
Director

Date: June 13, 2017	/s/ ROBERT J.B. LENHARDT
Robert J.B. Lenhardt
Director

Date: June 13, 2017	/s/ HIDETO NISHITANI
Hideto Nishitani
Director

Date: June 13, 2017	/s/ ROBERT A. SCHRIESHEIM
Robert A. Schriesheim
Director

Date: June 13, 2017	/s/ PAUL E. WILSON
Paul E. Wilson
Director

Date: June 13, 2017	/s/ BENNET VAN DE BUNT
Bennet Van de Bunt
Director

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of the Company, dated August 18, 2015	8-K	333-205610	3.1	8/21/15
3.2	Amended and Restated Bylaws of the Company, dated August 18, 2015	8-K	333-205610	3.2	8/21/15
9.1	Voting Trust Agreement, dated as of August 18, 2015, by and among the Company, the holders of shares of Class B common stock party thereto, and each trustee named therein	8-K	333-205610	9.1	8/21/15
9.2	Amendment No. 1 to the Voting Trust Agreement, dated as of August 28, 2015, by and among the Company and the Trustees.	8-K	333-205610	9.1	8/28/15
10.1	Stockholders' Agreement, dated as of August 18, 2015, by and among the Company and the holders identified therein	8-K	333-205610	10.1	8/21/15
10.2	Registration Rights Agreement, dated as of August 18, 2015, by and between the Company and ORIX HLHZ Holding, LLC	8-K	333-205610	10.2	8/21/15
10.3	Form of HL Lock- up Agreement	S-1	333-205610	10.2	7/10/15
10.4	Registration Rights Agreement, dated as of August 18, 2015, by and among the Company and the stockholders party thereto	8-K	333-205610	10.3	8/21/15
10.5	Transition Services Agreement, dated as of August 18, 2015, by and between ORIX USA, LP and the Company	8-K	333-205610	10.4	8/21/15
10.6	Amended and Restated Subordinated Promissory Note, effective as of August 18, 2015, issued by the Company to ORIX USA Corporation	8-K	333-205610	10.5	8/21/15
10.7	Credit Agreement, dated as of August 18, 2015, by and among the Company, certain domestic subsidiaries of the Company party thereto and Bank of America, N.A.	8-K	333-205610	10.6	8/21/15
10.8	Amended and Restated Tax Sharing Agreement, dated as of August 18, 2015, by and among ORIX USA Corporation, HL Transitory Merger Company, Inc., the Company, and all corporations that are as of this date eligible to file a consolidated return as a member of the affiliated group of ORIX USA Corporation within the meaning of Section 1504(a) of the Internal Revenue Code of 1986, as amended, including ORIX Commercial Alliance Corporation, ORIX Real Estate Capital, Inc., and ORIX Capital Markets, LLC	8-K	333-205610	10.7	8/21/15
10.9	Cash Management Agreement, entered into on August 18, 2015, by and between Houlihan Lokey Capital (Holdings) Ltd. And ORIX Global Capital, Ltd	8-K	333-205610	10.8	8/21/15
10.10	Form of Indemnification Agreement between Houlihan Lokey, Inc. and its directors and executive officers	S-1/A	333-205610	10.8	7/27/15
10.11	Guarantee Agreement, dated as of August 18, 2015, by and between Houlihan Lokey Capital (Holdings) Ltd. and ORIX USA Corporation	8-K	333-205610	10.9	8/21/15
10.12‡	Houlihan Lokey, Inc. Second Amended and Restated 2006 Incentive Compensation Plan.	S-1/A	333-205610	10.9	8/3/15
10.13	Letter Agreement, dated as of August 18, 2015, by and among the Company, ORIX USA Corporation and Fram Holdings, LLC	8-K	333-205610	10.10	8/21/15
10.14‡	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Houlihan Lokey, Inc. Second Amended and Restated 2006 Incentive Compensation Plan.	S-1/A	333-205610	10.10	8/3/15

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
10.15‡	Form of Deferred Restricted Stock Award Grant Notice and Agreement under the Houlihan Lokey, Inc. Second Amended and Restated 2006 Incentive Compensation Plan.	S-1/A	333-205610	10.11	8/3/15
10.16‡	Houlihan Lokey, Inc. 2016 Incentive Award Plan	S-1/A	333-206337	10.12	8/3/15
10.17‡	Form of Restricted Stock Award Agreement under the Houlihan Lokey, Inc. 2016 Incentive Award Plan	S-1/A	333-206337	10.13	8/3/15
10.18‡	Form of Restricted Stock Unit Award Agreement under the Houlihan Lokey, Inc. 2016 Incentive Annual Plan.	S-1/A	333-206337	10.14	8/3/15
10.19‡	Houlihan Lokey, Inc. Director Compensation Program.	S-1/A	333-205610	10.18	8/3/15
10.20‡	Notice to Fram Holdings, Inc. Second Amended and Restated 2006 Incentive Compensation Plan Equity Award Holders	S-1/A	333-205610	10.19	8/3/15
23.1	Consent of Independent Public Accountants					*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					**
101.SCH	XBRL Taxonomy Extension Schema Document					**
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document					**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					**
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document					**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					**

*	Filed herewith.

**	Furnished herewith.

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