Form 10-Q
period 2017-06-30
HOULIHAN LOKEY, INC.
filed 2017-08-04
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 3, 2017, the registrant had 24,834,822 shares of Class A common stock, $0.001 par value per share, and 42,081,991 shares of Class B common stock, $0.001 par value per share, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data and par value)

	June 30, 2017	March 31, 2017
	(unaudited)
Assets:
Cash and cash equivalents	$183,221	$300,314
Restricted cash (note 1)	—	192,372
Investment securities (fair value of $19,068 at June 30, 2017)	19,075	—
Accounts receivable, net of allowance for doubtful accounts of $11,834 and $11,199 at June 30 and March 31, 2017, respectively	62,480	60,718
Unbilled work in process	35,651	57,682
Receivables from affiliates	11,912	10,913
Property and equipment, net of accumulated depreciation of $33,943 and $32,193 at June 30 and March 31, 2017, respectively	32,107	30,416
Goodwill and other intangibles	717,619	715,343
Other assets	18,411	17,949
Total assets	$1,080,476	$1,385,707
Liabilities and Stockholders' equity
Liabilities:
Accrued salaries and bonuses	$199,644	$336,465
Accounts payable and accrued expenses	39,391	41,655
Deferred income	9,181	3,717
Income taxes payable	6,984	4,937
Deferred income taxes	33,867	31,196
Forward purchase liability (note 1)	—	192,372
Loan payable to affiliate	—	15,000
Loans payable to former shareholders	5,376	5,482
Loan payable to non-affiliates	12,127	12,080
Other liabilities	8,971	12,348
Total liabilities	315,541	655,252
Redeemable noncontrolling interest	3,913	3,838
Stockholders' equity:
Class A common stock, $0.001 par value per share. Authorized 1,000,000,000 shares; issued and outstanding 23,380,744 and 22,026,811 shares at June 30 and March 31, 2017, respectively	23	22
Class B common stock, $0.001 par value per share. Authorized 1,000,000,000 shares; issued and outstanding 43,575,698 and 50,883,299 shares at June 30 and March 31, 2017, respectively	44	51
Treasury stock, at cost; 0 and 6,900,000 shares at June 30 and March 31, 2017, respectively	—	(193,572)
Additional paid-in capital	664,304	854,750
Retained earnings	113,507	87,407
Accumulated other comprehensive loss	(16,856)	(21,917)
Stock subscription receivable	—	(124)
Total stockholders' equity	761,022	726,617
Total liabilities and stockholders' equity	$1,080,476	$1,385,707

The accompanying notes are an integral part of these unaudited interim financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,
	2017	2016
Fee revenue(a)	$217,491	$180,774
Operating expenses:
Employee compensation and benefits	145,509	121,804
Travel, meals, and entertainment	5,678	5,930
Rent	7,190	7,034
Depreciation and amortization	1,974	2,239
Information technology and communications	4,276	4,386
Professional fees (b)	2,387	2,357
Other operating expenses(c)	2,990	3,424
Provision for bad debts	614	739
Total operating expenses	170,618	147,913
Operating income	46,873	32,861
Other income (expenses), net(d)	1,506	(908)
Income before provision for income taxes	48,379	31,953
Provision for income taxes	9,135	12,542
Net income attributable to Houlihan Lokey, Inc.	$39,244	$19,411
Other comprehensive income, net of tax:
Foreign currency translation adjustments	5,061	(3,866)
Comprehensive income attributable to Houlihan Lokey, Inc.	$44,305	$15,545

Attributable to Houlihan Lokey, Inc. common stockholders:
Weighted average shares of common stock outstanding:
Basic	62,343,589	60,565,671
Fully Diluted	66,370,249	66,345,599
Net income per share of common stock (note 12)
Basic	$0.63	$0.32
Fully Diluted	$0.59	$0.29

(a)	including related party fee revenue of $238 and $320 during the three months ended June 30, 2017 and 2016, respectively.

(b)	including related party professional fees of $0 and $99 during the three months ended June 30, 2017 and 2016, respectively.

(c)	including related party income of $172 and $0 during the three months ended June 30, 2017 and 2016, respectively.

(d)
including related party interest expense of $62 and $257 during the three months ended June 30, 2017 and 2016, respectively. Also, including related party interest income of $32 and $61 during the three months ended June 30, 2017 and 2016, respectively. The Company recognized gain (loss) related to investments in unconsolidated entities of $170 and $(461) for the three months ended June 30, 2017 and 2016, respectively.

The accompanying notes are an integral part of these unaudited interim financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Three Months Ended June 30, 2017 and 2016
($ in thousands)
(unaudited)

	HLI Class A common stock		HLI Class B common stock		Treasury Stock
	Shares	$	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Stock subscriptions receivable	Total stockholders' equity
Balances – April 1, 2016	12,084,524	$12	53,219,303	$53	—	$—	$637,332	$28,623	$(14,613)	$(247)	$651,160
Shares issued	—	—	1,590,800	2	—	—	11,566	—	—	—	11,568
Stock compensation vesting (note 13)	—	—	—	—	—	—	9,786	—	—	—	9,786
Dividends	—	—	—	—	—	—	—	(11,046)	—	—	(11,046)
Stock subscriptions receivable redeemed	—	—	—	—	—	—	—	—	—	126	126
Conversion of Class B to Class A shares	1,148	—	(1,148)	—	—	—	—	—	—	—	—
Shares issued to non-employee directors (note 13)	9,137	—	—	—	—	—	—	—	—	—	—
Shares repurchased/forfeited	—	—	(51,328)	—	—	—	—	—	—	—	—
Adjustment of noncontrolling interest to redeemable value	—	—	—	—	—	—	—	(468)	—	—	(468)
Net income	—	—	—	—	—	—	—	19,411	—	—	19,411
Change in unrealized translation	—	—	—	—	—	—	—	—	(3,866)	—	(3,866)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	15,545
Balances - June 30, 2016	12,094,809	$12	54,757,627	$55	—	$—	$658,684	$36,520	$(18,479)	$(121)	$676,671

	HLI Class A common stock		HLI Class B common stock		Treasury Stock
	Shares	$	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Stock subscriptions receivable	Total stockholders' equity
Balances – April 1, 2017	22,026,811	$22	50,883,299	$51	(6,900,000)	$(193,572)	$854,750	$87,407	$(21,917)	$(124)	$726,617
Shares issued	—	—	1,217,605	1	—	—	118	—	—	—	119
Stock compensation vesting (note 13)	—	—	—	—	—	—	10,556	—	—	—	10,556
Dividends	—	—	—	—	—	—	—	(13,144)	—	—	(13,144)
Stock subscriptions receivable redeemed	—	—	—	—	—	—	—	—	—	124	124
Retired shares upon settlement of forward purchase agreement	—	—	(6,900,000)	(7)	6,900,000	193,572	(193,565)	—	—	—	—
Conversion of Class B to Class A shares	1,516,590	1	(1,516,590)	(1)	—	—	—	—	—	—	—
Shares issued to non-employee directors (note 13)	5,589	—	—	—	—	—	—	—	—	—	—
Share repurchase program (note 14)	(168,246)	—	—	—	—	—	(5,714)	—	—	—	(5,714)
Other shares repurchased/forfeited	—	—	(108,616)	—	—	—	(1,841)	—	—	—	(1,841)
Net income	—	—	—	—	—	—	—	39,244	—	—	39,244
Change in unrealized translation	—	—	—	—	—	—	—	—	5,061	—	5,061
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	44,305
Balances - June 30, 2017	23,380,744	$23	43,575,698	$44	—	$—	$664,304	$113,507	$(16,856)	$—	$761,022

The accompanying notes are an integral part of these unaudited interim financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands, except share data)
(unaudited)

	Three Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$39,244	$19,411
Adjustments to reconcile net income to net cash used in operating activities:
Deferred tax expense (benefit)	2,671	(144)
Provision for bad debts	614	739
Depreciation and amortization	1,974	2,239
Compensation expenses – restricted share grants (note 13)	10,556	11,342
Changes in operating assets and liabilities:
Accounts receivable	(2,376)	4,280
Unbilled work in process	22,031	1,771
Other assets	(462)	(424)
Accrued salaries and bonuses	(136,573)	(110,479)
Accounts payable and accrued expenses	(6,145)	(843)
Deferred income	5,464	(934)
Income taxes receivable	2,047	5,266
Net cash used in operating activities	(60,955)	(67,776)
Cash flows from investing activities:
Purchases of investment securities	(19,075)	—
Changes in receivables from affiliates	(999)	19,908
Purchase of property and equipment, net	(3,218)	(7,454)
Net cash (used in) provided by investing activities	(23,292)	12,454
Cash flows from financing activities:
Dividends paid	(12,487)	(15,072)
Settlement of forward purchase contract	(192,372)	—
Shares purchased under stock repurchase program	(5,714)	—
Other share repurchases	(1,841)	—
Payments to settle employee tax obligations on share-based awards	(60)	(4,571)
Earnouts paid	—	(964)
Stock subscriptions receivable redeemed	124	126
Loans payable to former shareholders redeemed	(106)	(587)
Repayments of loans to affiliates	(15,000)	(7,500)
Borrowings from non-affiliates	—	65,000
Repayments to non-affiliates	—	(40,000)
Other financing activities	—	(233)
Net cash used in financing activities	(227,456)	(3,801)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	2,238	(1,074)
Decrease in cash, cash equivalents, and restricted cash	(309,465)	(60,197)
Cash, cash equivalents, and restricted cash – beginning of period	492,686	166,169
Cash, cash equivalents, and restricted cash – end of period	$183,221	$105,972
Supplemental disclosures of noncash activities:
Fully depreciated assets written off	$15	$—
Cash paid during the year:
Interest	$215	$561
Taxes	13,853	7,555

The accompanying notes are an integral part of these unaudited interim financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

(1) BACKGROUND
Houlihan Lokey, Inc. ("Houlihan Lokey" or "HL, Inc." also referred to as the "Company," "we," "our," or "us") is a Delaware corporation that controls the following primary subsidiaries:

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
In addition, prior to the consummation of the IPO, the Company distributed to its existing owners a dividend of $270.0 million, consisting of (i) a short-term note in the aggregate amount of $197.2 million, which was repaid immediately after the consummation of the IPO, and was allocated $94.5 million to ORIX USA and $102.7 million to the HL Holders, (ii) a note to ORIX USA in the amount of $45.0 million (see note 9), and (iii) certain of our non-operating assets to certain of the HL Holders (consisting of non-marketable minority equity interests in four separate businesses that ranged in carrying value from $2.5 million to $11.0 million, and were valued in the aggregate at approximately $22.8 million as of June 30, 2015, together with $5.0 million in cash to be used to complete a potential additional investment and in the administration of these assets in the future. All issued and outstanding Fram shares were converted to HL, Inc. common stock at a ratio of 10.425 shares for each share of Fram stock. Immediately following the IPO, there were two classes of authorized HL, Inc. common stock: Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. As of June 30, 2017, there were 23,380,744 Class A shares held by the public, of which 24,250 and 1,500,000 Class A shares were held by non-employee directors and ORIX USA, respectively, 30,365,367 Class B shares held by the HL Voting Trust, and 13,210,331 Class B shares held by ORIX USA.
The Company did not receive any proceeds from the sale of its Class A common stock in the IPO.
Expenses related to the corporate reorganization and IPO recorded in the consolidated statements of comprehensive income include the following:

•
$3,570 and $3,505 of compensation expenses associated with the amortization of restricted stock granted in connection with the IPO for the three-month periods ended June 30, 2017 and 2016, respectively; amortization expense of restricted stock granted in connection with the IPO is being recognized over a four and one-half year vesting period; and

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

•
$2,744 and $3,025 of compensation expenses associated with the accrual of certain deferred cash payments granted in connection with the IPO for the three-month periods ended June 30, 2017 and 2016, respectively; accrual expense of deferred cash payments granted in connection with the IPO is being recognized over a four and one-half year vesting period.

On February 14, 2017, pursuant to a registered underwritten public offering, we issued and sold 6,000,000 shares of our Class A common stock and certain of our former and current employees and members of our management (the "Selling Stockholders") sold 2,000,000 shares of our Class A common stock, in each case, at a price to the public of $29.25 per share (the "Follow-on Offering"). On March 15, 2017, we issued and sold an additional 900,000 shares of Class A common stock and the Selling Stockholders sold an additional 300,000 shares of Class A common stock in connection with the underwriters' exercise in full of their option to purchase additional shares in the Follow-on Offering.
In connection with, and prior to, the Follow-on Offering, on February 6, 2017, we entered into a Forward Share Purchase Agreement (the "Forward Share Purchase Agreement"), with an indirect wholly owned subsidiary of ORIX USA pursuant to which we agreed to repurchase from ORIX USA on April 5, 2017 the number of shares of our Class B common stock equal to the number of shares of our Class A common stock sold by us in the Follow-on Offering (including any shares sold upon the exercise by the underwriters of their option to purchase additional shares of our Class A common stock) for a purchase price per share equal to the public offering price in the Follow-on Offering less underwriting discounts and commissions. The cash proceeds from the Follow-on Offering that were used to consummate the purchase pursuant to the Forward Share Purchase Agreement were held in an escrow account as of March 31, 2017 and presented as restricted cash as discussed in note 2. On April 5, 2017 we settled the transaction provided for in the Forward Share Purchase Agreement and acquired 6,900,000 shares of Class B common stock from ORIX USA using the net proceeds we received from the Follow-on Offering. In accordance with the terms of the Forward Share Purchase Agreement, the purchase price per share was reduced by the per share amount of the dividend paid to ORIX USA on the shares of our Class B common stock subject to the Forward Share Purchase Agreement prior to the settlement of such transaction. As the Forward Share Purchase Agreement required physical settlement by purchase of a fixed number of shares in exchange for cash, the 6,900,000 shares that were purchased are excluded from the Company's calculation of basic and diluted earnings per share in the Company's financial satements for the year ended March 31, 2017. In addition, as the agreement provides for the refund of any dividends paid during the term on the underlying Class A common stock, such shares are not classified as participating securities and the Company does not apply the two-class method for calculating its earnings per share.
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
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC") and include all information and footnotes required for consolidated financial statement presentation. The results of operations for the three months ended June 30, 2017 are not necessarily indicative of the results of operations to be expected for the year ending March 31, 2018. The unaudited interim consolidated financial statements and notes to consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2017.

(b)	Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries where it has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company carries its investments in unconsolidated entities over which it has significant influence but does not control using the equity method, and includes its ownership share of the income and losses in other income (expenses), net in the consolidated statements of comprehensive income.

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
The majority of the Company’s operating expenses are related to compensation for employees, which includes the amortization of the relevant portion of the Company’s share-based incentive plans (note 13). Other examples of operating expenses include: travel, meals and entertainment; rent; depreciation and amortization; information technology and communications; professional fees; and other operating expenses, which include such items as office expenses, business license and registration fees, non-income-related taxes, legal expenses, related-party support services, and charitable contributions. During the three months ended June 30, 2017 and 2016, the Company received reimbursements of $7,752 and $7,479, respectively, from customers for out-of-pocket expenses incurred by the Company that are presented net against the related expenses in the accompanying consolidated statements of comprehensive income.

(f)	Translation of Foreign Currency Transactions
The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The assets and liabilities of subsidiaries whose functional currency is other than the U.S. dollar are included in the consolidation by translating the assets and liabilities at the reporting period-end exchange rates; however, revenues and expenses are translated using the applicable exchange rates determined on a monthly basis throughout the year. Resulting translation adjustments are reported as a separate component of accumulated other comprehensive income, net of applicable taxes.
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. We had no foreign currency forward contracts outstanding as of June 30, 2017, and a foreign currency forward contract against the pound sterling with aggregate notional value of $3.0 million with $0.2 million fair value losses included in other operating expenses as of June 30, 2016.

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
Cash and cash equivalents include cash held at banks and highly liquid investments with original maturities of three months or less. As of June 30, 2017 and March 31, 2017, the Company had cash balances with banks in excess of insured limits. The Company has not experienced any losses in its cash accounts and believes it is not exposed to any significant credit risk with respect to cash and cash equivalents.

(i)	Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	June 30, 2017	March 31, 2017
Cash and cash equivalents	$183,221	$300,314
Restricted cash	—	192,372
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$183,221	$492,686
Amounts included in restricted cash at March 31, 2017 represented those received from the issuance of shares in the Follow-on Offering and required to be set aside pursuant to the Forward Share Purchase Agreement (notes 1 and 3). The restriction lapsed when the related forward purchase liability was paid off.

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

(j)	Investment Securities
Investment securities consists of corporate debt and certificates of deposit with original maturities over 90 days. The Company classifies its investment securities as held to maturity which are recorded at amortized cost based on the Company’s positive intent and ability to hold these securities to maturity.  Management evaluates whether securities held to maturity are other-than-temporarily impaired on a quarterly basis.

(k)	Accounts Receivable
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

(l)	Income Taxes
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

(m)	Goodwill and Intangible Assets
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
When HL CA was acquired by Fram in January 2006, approximately $392,600 of goodwill and $192,210 of indefinite-lived intangible assets were generated and recognized. In accordance with ASC Topic 805, Business Combinations, since HL CA was wholly owned by Fram, this goodwill and all other purchase accounting-related adjustments were pushed down to the Company’s reporting level. Through both foreign and domestic acquisitions made directly by HL CA and the Company since 2006, additional goodwill of approximately $129,586, inclusive of foreign currency translations, has been recognized.
Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. Goodwill is reviewed for impairment in accordance with Accounting Standards Update (ASU) No. 2011-08, Testing Goodwill for Impairment, which permits management to make a qualitative assessment of whether it is more likely than not that one of its reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If management concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then management would not be required to perform the two-step impairment test for that reporting unit. If the assessment indicates that it is more likely than not that the reporting unit’s fair value is less than its carrying value, management must test further for impairment utilizing a two-step process. Step 1 compares the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds the estimated fair value, an impairment exists and is measured in Step 2 as the excess of the recorded amount of goodwill over the implied fair value of goodwill resulting from the valuation of the reporting unit. Impairment testing of goodwill requires a significant amount of judgment in assessing qualitative factors and estimating the fair value of the reporting unit, if necessary. The fair value is determined using an estimated market value approach, which considers estimates of future after tax cash flows, including a terminal value based on market earnings multiples, discounted at an appropriate market rate. As of June 30, 2017 and 2016, management concluded that it was not more likely than not that the Company’s reporting units’ fair value was less than their carrying amount and no further impairment testing had been considered necessary.
Indefinite-lived intangible assets are reviewed annually for impairment in accordance with ASU 2012-02, Testing Indefinite-lived Intangible Assets for Impairment, which provides management the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. As of June 30, 2017 and 2016, management concluded that it was not more likely than not that the fair values were less than the carrying values.
Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group (inclusive of other long-lived assets) be tested for possible impairment, management first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of and during the three months ended June 30, 2017 and 2016, no events or changes in circumstances were identified that indicated that the carrying amount of the finite-lived intangible assets were not recoverable.

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
In February 2016, the FASB issued ASU No. 2016-02, Leases. The amendments in this ASU requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right-of-use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonable certain to exercise an option to extend the lease, exercise a purchase option, or not exercise an option to terminate the lease. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018 (year ending March 31, 2020 for the Company). Early application is permitted. The Company is currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements. See Note 15 for a summary of our undiscounted minimum rental commitments under operating leases as of June 30, 2017.
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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

(3) RELATED‑PARTY TRANSACTIONS
The Company provides financial advisory services to ORIX USA and its affiliates and received fees for these services totaling approximately $238 and $320 during the three months ended June 30, 2017 and 2016, respectively.
The Company provides certain management and administrative services for the Company's unconsolidated entities and receives fees for these services. These fees are reduced by the compensation costs incurred by the unconsolidated entities for certain administrative staff members. As a result, the Company received fees of $172 and $0 during the three months ended June 30, 2017 and 2016, respectively.
In connection with the IPO, ORIX USA and the Company entered into a Transition Services Agreement, pursuant to which ORIX USA provided services for Sarbanes-Oxley compliance, internal audit, and other services for specified fees. Expenses incurred by the Company related to these services were approximately $0 and $99 for the three month periods ended June 30, 2017 and 2016, respectively, which are included in professional fees in the accompanying consolidated statements of comprehensive income. To the extent that ORIX USA and its affiliates pay for expenses of the Company, ORIX USA is reimbursed for such payments by the Company.
The Company's receivables from affiliates includes a receivable from an affiliate of ORIX USA with an outstanding balance of $20,136 and that bore interest at a variable rate that was approximately 2.13% as of March 31, 2016, and was repaid in full in May 2016. Interest income earned by the Company related to cash balances held by ORIX and its affiliates was approximately $0 and $33 for the three months ended June 30, 2017 and 2016, respectively.
In November 2015, the Company entered into a joint venture arrangement with Leonardo & Co. NV, a European-based investment banking firm ("Leonardo"), in relation to Leonardo's Italian business by means of acquisition of a minority (49%) interest. In conjunction with this transaction, a subsidiary of the Company loaned the joint venture 5,500 euro ($6,000 as of June 30, 2017) which is included in receivables from affiliates and which bears interest at 1.5% and matures no later than November 2025. Interest income earned by the Company related to this receivable from affiliate was approximately $23 and $28 for the three months ended June 30, 2017 and 2016, respectively.
As described in note 1 above, in connection with, and prior to, the Follow-on Offering, on February 6, 2017, the Company entered into the Forward Share Purchase Agreement, pursuant to which the Company agreed to repurchase from ORIX USA on April 5, 2017 the number of shares of our Class B common stock equal to the number of shares of our Class A common stock sold by the Company in the Follow-on Offering (including any shares sold upon the exercise by the underwriters of their option to purchase additional shares of our Class A common stock) for a purchase price per share equal to the public offering price in the Follow-on Offering less underwriting discounts and commissions.  On April 5, 2017, the Company settled the transaction provided for in the Forward Share Purchase Agreement and acquired 6,900,000 shares of Class B common stock from ORIX USA using the net proceeds we received from the Follow-on Offering and the shares were retired.  In accordance with the terms of the Forward Share Purchase Agreement, the purchase price per share under the Forward Share Purchase Agreement was reduced by the per share amount of the dividend paid to ORIX USA on the shares of our Class B common stock subject to the Forward Share Purchase Agreement prior to the settlement of the transaction.
The Company paid a quarterly dividend to its shareholders, of which approximately $2,942 and $3,674 was paid to ORIX USA during the three months ended June 30, 2017 and 2016, respectively.

In February 2017, the Company entered into a loan agreement with Houlihan Lokey (Australia) Pty Limited, the entity operating our joint venture in Australia. The Company loaned the joint venture AUD 2,500 ($1,900 as of June 30, 2017) which is included in receivables from affiliates and which bears interest at 2.0%. Interest income earned by the Company related to this receivable from affiliate was approximately $9 for the three months ended June 30, 2017.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

(4) FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
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

For level 3 investments in which pricing inputs are unobservable and limited market activity exists, management's determination of fair value is based on the best information available, may incorporate management's own assumptions and involves a significant degree of judgment.
The following methods and assumptions were used by the Company in estimating fair value disclosures:
Certificates of deposit: Fair values for certificates of deposit are based upon a discounted cash flow approach.
Corporate debt securities: Fair values for corporate debt securities are based on quoted market prices. All fair value measurements are obtained from a third-party pricing service and are not adjusted by management.
The following table presents information about the Company's other financial assets, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	June 30, 2017
	Level I	Level II	Level III	Total
Certificates of deposit	$—	$10,000	$—	$10,000
Corporate debt securities	—	9,068	—	9,068
Total asset measured at fair value	$—	$19,068	$—	$19,068
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given investment is based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the instrument.

The Company had no transfers between fair value levels during the three months ended June 30, 2017.

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

The carrying value of the loan payable to affiliate, loans payable to former shareholders and an unsecured loan which is included in loan payable to non-affiliates, approximates fair value due to the variable interest rate borne by those instruments.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

(5) INVESTMENT SECURITIES
The amortized cost, gross unrealized gains and losses, and fair value of securities held to maturity as of June 30, 2017 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$9,075	$—	$(7)	$9,068
Certificate of deposit	10,000	—	—	10,000
Total securities with unrealized gains	$19,075	$—	$(7)	$19,068
Scheduled maturities of the Company's debt securities within the investment securities portfolio as of June 30, 2017 were as follows:

	Amortized Cost	Estimated Fair Value
Due within one year	$19,075	$19,068
The Company has the ability and intent to hold the corporate debt securities to maturity until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity, and has not incurred credit losses on such debt securities. The Company does not consider such unrealized loss positions to be other-than-temporarily impaired as of June 30, 2017.

(6) ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE

	Three Months Ended June 30,
	2017	2016
Balance-Beginning	$11,199	$4,266
Provision for bad debt	614	739
Recovery of uncollectible accounts	21	1,671
Balance-Ending	$11,834	$6,676

(7) PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation consist of the following:

	Useful Lives	June 30, 2017	March 31, 2017
Equipment	5 Years	$7,147	$6,731
Furniture and fixtures	5 Years	18,783	18,171
Leasehold improvements	10 Years	28,483	26,298
Computers and software	3 Years	10,544	10,319
Other	N/A	1,093	1,090
Total cost		66,050	62,609
Less accumulated depreciation		(33,943)	(32,193)
Total net book value		$32,107	$30,416
Additions to property and equipment during the three months ended June 30, 2017 were primarily related to costs incurred to furnish new leased office space and refurbish existing space.
Depreciation expense of approximately $1,526 and $1,221 was recognized during the three months ended June 30, 2017 and 2016, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

(8) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangibles consist of the following.

	Useful Lives	June 30, 2017	March 31, 2017
Goodwill	Indefinite	$522,186	$519,487
Tradename-Houlihan Lokey	Indefinite	192,210	192,210
Other intangible assets	Varies	14,830	14,829
Total cost		729,226	726,526
Less accumulated amortization		(11,607)	(11,183)
Total net book value (before taxes)		$717,619	$715,343
Deferred tax liability		(77,184)	(77,184)
Total net book value		$640,435	$638,159
Goodwill attributable to the Company’s business segments are as follows:

Business Segments	April 1, 2017	Changes (a)	June 30, 2017
Corporate Finance	$265,260	$2,436	$267,696
Financial Restructuring	162,512	263	162,775
Financial Advisory Services	91,715	—	91,715
Total	$519,487	$2,699	$522,186

(a)	Changes were solely related to foreign currency translation adjustments.
Amortization expense of approximately $448 and $1,018 was recognized for the three months ended June 30, 2017 and 2016, respectively. The estimated future amortization for amortizable intangible assets for each of the next five years are as follows:

Year Ended March 31,
Remainder of 2018	$1,027
2019	671
2020	576
2021	371
2022	157

(9) LOANS PAYABLE
In August 2015, prior to the IPO the Company paid a dividend to its shareholders, a portion of which was paid to ORIX USA in the form of a $45.0 million note that bore interest at a rate of LIBOR plus 165 basis points or 3.39% and 3.45% as of June 30, and March 31, 2017, respectively. The Company paid interest on the note of $62 and $257 for the three months ended June 30, 2017 and 2016, respectively. Beginning on June 30, 2016, the Company was required to make quarterly repayments of principal in the amount of $7.5 million, with the remaining principal amount due on the second anniversary of the completion of the IPO. The loan was repaid in full in May 2017.
In August 2015, the Company entered into a revolving line of credit with Bank of America, N.A., which allows for borrowings of up to $75.0 million and matures in August 2017. The agreement governing this facility provides that borrowings bear interest at an annual rate of LIBOR plus 1.00%, commitment fees apply to unused amounts, and contains debt covenants which require that the Company maintain certain financial ratios. As of June 30, 2017, no principal was outstanding under the line of credit, and for the three months ended June 30, 2017 and 2016, the Company paid interest and unused commitment fees of $57 and $150, respectively, under the line of credit.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

Prior to the IPO, Fram maintained certain loans payable to former shareholders consisting of unsecured notes payable which were transferred to the Company in conjunction with the IPO. The interest rate on the individual notes was 2.69% and 2.28% as of June 30, 2017 and 2016, respectively, and the maturity dates range from 2017 to 2027. The Company incurred interest expense on these notes of $37 and $89 during the three months ended June 30, 2017 and 2016, respectively.

In November 2015, the Company acquired the investment banking operations of Leonardo in Germany, the Netherlands, Spain, and made an investment in a 49% interest in Italy. Total consideration included an unsecured loan of 14.0 million euro payable on November 16, 2040, which is included in loan payable to non-affiliates in the accompanying consolidated balance sheets. Under certain circumstances, the note may be paid in part or in whole over a five year period in equal annual installments. This loan bears interest at an annual rate of 1.50%. In January 2017, we paid a portion of this loan in the amount of $2.9 million. For the three months ended June 30, 2017 and 2016, the Company incurred $47 and $59 in interest expense on this loan, respectively.
See note 15 for aggregated 5-year maturity table on loans payable.
(10) OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS
The only component of other comprehensive income relates to foreign currency translation adjustments of $5,061 and $(3,866) for the three months ended June 30, 2017 and 2016, respectively. The change in foreign currency translation was impacted by the vote in the U.K. to withdraw from the European Union. There will be a two-year time period in which the terms of withdrawal will be negotiated and there may be impacts on our European business that are unknown at this time. We believe the change in foreign currency translation will become more volatile, but we do not expect this to have a material impact on our operating results and financial position.

Accumulated other comprehensive loss at June 30, 2017 was comprised of the following:

Balance, April 1, 2017	$(21,917)
Foreign currency translation adjustment	5,061
Balance, June 30, 2017	$(16,856)

(11) INCOME TAXES
The Company’s provision for income taxes was $9,135 and $12,542 for the three months ended June 30, 2017 and 2016, respectively. This represents effective tax rates of 18.9% and 39.3% for three months ended June 30, 2017 and 2016, respectively. The decrease in the Company’s tax rate during the three month period ended June 30, 2017 relative to the same period in 2016 was primarily as a result of the adoption of ASU No. 2016-09, Compensation - Stock Compensation which resulted in a decrease to the provision for income taxes due to the vesting of share awards that were accelerated on February 14, 2017. The decrease to the provision occurred in the first quarter because the Company’s tax deduction is taken during its tax year that corresponds to the tax year that the employees report the taxable income.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

(12) NET INCOME (LOSS) PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
The calculations of basic and diluted net income per share attributable to holders of shares of common stock for the three months ended June 30, 2017 and 2016 are presented below.

	Three Months Ended June 30,
	2017	2016
Numerator:
Net income (loss) attributable to holders of shares of common stock—basic	$39,244	$19,411
Net income (loss) attributable to holders of shares of common stock—diluted	$39,244	$19,411
Denominator:
Weighted average shares of common stock outstanding—basic	$62,343,589	$60,565,671
Weighted average number of incremental shares issuable from unvested restricted stock and restricted stock units, as calculated using the treasury stock method	4,026,660	5,779,928
Weighted average shares of common stock outstanding—diluted	$66,370,249	$66,345,599
Net income (loss) per share attributable to holders of shares of common stock
Basic	$0.63	$0.32
Diluted	$0.59	$0.29

(13) EMPLOYEE BENEFIT PLANS

(a)	Defined Contribution Plans
The Company sponsors a 401(k) defined contribution savings plan for its domestic employees and defined contribution retirement plans for its international employees. The Company contributed approximately $525 and $449 during the three months ended June 30, 2017 and 2016, respectively, to these defined contribution plans.

(b)	Share-Based Incentive Plans
Prior to the IPO, HL CA had no stock-based incentive compensation plans; however, during the period it was a subsidiary of Fram, certain employees of HL CA were granted restricted shares of Fram. Compensation expenses related to these shares was recorded at the HL CA level as it was related to services provided by its employees. Under its 2006 incentive plan (the "2006 Incentive Plan"), Fram granted restricted share awards to employees of the Company as a component of annual incentive pay and occasionally in conjunction with new hire employment. Under the 2006 Incentive Plan, awards typically vested after three years of service from the date of grant. Prior to the IPO, the grant-date fair value of each award was determined by Fram's board of directors using input from a third party, which used a combination of historical and forecasted results and market data. The methods used to estimate the fair value of Fram shares included the market approach and the income approach. For a further discussion related to the methods used, please see the Company's Annual Report on Form 10-K for the year ended March 31, 2017. In addition, the stock grants to employees of the Company in connection with the IPO were made under the 2006 Incentive Plan (note 1).
Following the IPO, additional awards of restricted shares have been and will be made under the Company's 2016 Incentive Award Plan (the "2016 Incentive Plan"), which became effective in August 2015. Under the 2016 Incentive Plan, it is anticipated that the Company will continue to grant cash- and equity-based incentive awards to eligible service providers in order to attract, motivate and retain the talent necessary to operate the Company's business. Equity-based incentive awards issued under the 2016 Incentive Plan generally vest over a four-year period. An aggregate of 24,250 restricted shares of Class A common stock were granted under the 2016 Incentive Plan to (i) two independent directors in August 2015 at $21.00 per share, (ii) two independent directors in the first quarter of fiscal 2017 at $25.21 per share, and (iii) one independent director in the first quarter of fiscal 2017 at $23.93 per share, and (vi) three independent directors in the first quarter of fiscal 2018 at $33.54 per share.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation. The amendments in this ASU simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification in the statement of cash flows. The Company adopted ASU 2016-09 in the first quarter of fiscal 2018. The changes that impacted the Company included a requirement that excess tax benefits and deficiencies be recognized as a component of provision for income taxes on the consolidated statements of comprehensive income rather than additional paid-in capital on the consolidated statements of changes in stockholders' equity as required in the previous guidance. This change also removes the impact of the excess tax benefits and deficiencies from the calculation of diluted EPS. In addition, ASU 2016-09 no longer requires a presentation of excess tax benefits and deficiencies as both an operating outflow

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

and financing inflow on the consolidated statements of cash flows. During the three-month period ended March 31, 2017, excess tax benefits of $9,406 were recorded as deferred tax expense and benefit as an operating activity on the consolidated statements of cash flows. The adoption of ASU 2016-09 resulted in a decrease to the provision for income taxes due to the vesting of share awards that was accelerated on February 14, 2017. The decrease to the provision occurred in the first quarter of fiscal 2018 because the Company’s tax deduction is delayed to its tax year that corresponds to the tax year that the employees report the taxable income.
The share awards are classified as equity awards at the time of grant unless the number of shares granted is unknown. Awards that are settleable in shares based upon a future determinable stock price are classified as a liability until the price is established and the resulting number of shares is known, at which time they are re-classified from liabilities to equity awards. Activity in equity classified share awards which relate to the 2006 Incentive Plan and the 2016 Incentive Plan during the three months ended June 30, 2017 and 2016 is as follows:

Nonvested share awards	Shares	Weighted average grant date fair value
Balance at April 1, 2016	5,903,168	$18.80
Granted	1,572,821	23.42
Vested	(1,726,921)	17.49
Forfeited/Repurchased	(51,328)	20.95
Balance at June 30, 2016	5,697,740	$20.46

Balance at April 1, 2017	3,626,270	$22.35
Granted	1,217,605	34.82
Vested	(5,676)	15.94
Forfeited/Repurchased	(34,760)	23.87
Balance at June 30, 2017	4,803,439	$25.51
Activity in liability classified share awards during the three months ended June 30, 2017 and 2016 is as follows:

Awards settleable in shares	Fair value
Balance at April 1, 2016	$13,982
Offer to grant	1,850
Share price determined-converted to cash payments	(1,687)
Share price determined-transferred to equity grants	(4,754)
Forfeited	(82)
Balance at June 30, 2016	$9,309

Balance at April 1, 2017	$12,743
Offer to grant	5,450
Share price determined-converted to cash payments	(5,920)
Balance at June 30, 2017	$12,273
Compensation expenses for the Company associated with both equity and liability classified awards totaled $11,798 and $11,342 for the three months ended June 30, 2017 and 2016, respectively. At June 30, 2017, there was $122,528 of total unrecognized compensation cost related to unvested share awards granted under both the 2006 Incentive Plan and 2016 Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.76 years.
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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

(14) STOCKHOLDERS' EQUITY

(a)	Class A Common Stock
In conjunction with the Company's IPO, 12,075,000 Class A shares were sold to the public by existing shareholders and 9,524 Class A shares were issued to non-employee directors. During the year ended March 31, 2017, an additional 9,200,000 Class A shares were sold to the public in the Follow-on Offering as discussed in note 1. During the three months ended June 30, 2017, an additional 5,589 shares were issued to non-employee directors and 1,516,590 shares were converted from Class B to Class A. As of June 30, 2017, there were 1,500,000 shares of Class A common shares held by ORIX USA. Each share of Class A common stock is entitled to one vote per share.

(b)	Class B Common Stock

Each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In April 2017, the Company repurchased 71,913 shares of Class B common stock from a single employee pursuant to a contractual arrangement entered into in connection with a prior acquisition. As of June 30, 2017, there were 30,365,367 Class B shares held by the HL Voting Trust and 13,210,331 Class B shares held by ORIX USA.

(c)	Dividends
Approximately $4,105 and $4,858 of dividends previously declared related to unvested shares were unpaid at June 30, 2017 and 2016, respectively.

(d)	Noncontrolling interests

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

(e)	Stock subscriptions receivable.

Employees of the Company periodically issued notes receivable to the Company documenting loans made by the Company to such employees for the purchase of restricted shares of the Company.

(f)	Share repurchase program

In February 2017, the board of directors authorized the repurchase of up to $50 million of the Company's Class A common stock. In May 2017, the Company entered into a stock buyback program with a third-party financial institution to purchase shares of common stock. During the three months ended June 30, 2017, the Company repurchased and retired 166,774,000 shares of its outstanding common stock at a weighted average price of $34.26 per share, excluding commissions, for an aggregate purchase price of $5,714.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

(15) COMMITMENTS AND CONTINGENCIES
The Company has been named in various legal actions arising in the normal course of business. In the opinion of the Company, in consultation with legal counsel, the final resolutions of these matters are not expected to have a material adverse effect on the Company’s financial condition, operations and cash flows.
Our obligation under the loan payable to affiliate is subordinated to our obligations under the revolving credit facility with Bank of America, N.A. The scheduled aggregate repayments of the loan payable to affiliate, the loans payable to former shareholders, and the loan payable to non-affiliates are as follows:

Year ended March 31:
Remainder of 2018	$2,340
2019	989
2020	654
2021	575
2022	281
2023 and thereafter	12,664
Total	$17,503

The Company also provides routine indemnifications relating to certain real estate (office) lease agreements under which it may be required to indemnify property owners for claims and other liabilities arising from the Company’s use of the applicable premises. In addition, the Company guarantees the performance of its subsidiaries under certain office lease agreements. The terms of these obligations vary, and because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the maximum amount that it could be obligated to pay under such contracts. Based on historical experience and evaluation of specific indemnities, management believes that judgments, if any, against the Company related to such matters are not likely to have a material effect on the consolidated financial statements. Accordingly, the Company has not recorded any liability for these obligations as of June 30, 2017 or March 31, 2017.
In addition, an acquisition made in December 2012 included contingent consideration with carrying value of $0 for both June 30, 2017 and 2016, which is included in other liabilities in the accompanying consolidated balance sheets. An acquisition made in January 2015 included contingent consideration with a carrying value of $1,272 and $2,505 as of June 30, 2017 and 2016, respectively, and non-contingent consideration with a carrying value of $1,151 and $3,268 as of June 30, 2017 and 2016, respectively, which are included in other liabilities in the accompanying consolidated balance sheets.
Straight-line rent expense under noncancelable operating lease arrangements and the related operating expenses were approximately $7,018 and $6,823 for the three months ended June 30, 2017 and 2016, respectively. The approximate future minimum annual noncancelable rental commitments required under these agreements with initial terms in excess of one year are as follows:

Year ended March 31:
Remainder of 2018	$15,299
2019	20,403
2020	19,639
2021	19,545
2022	15,952
2023 and thereafter	41,152
Total	$131,990

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

(16) SEGMENT AND GEOGRAPHICAL INFORMATION
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

	Three Months Ended June 30,
	2017	2016
Revenues by segment:
Corporate Finance	$123,999	$96,036
Financial Restructuring	59,029	56,330
Financial Advisory Services	34,463	28,408
Total segment revenues	$217,491	$180,774
Segment profit
Corporate Finance	$41,576	$23,372
Financial Restructuring	10,735	16,704
Financial Advisory Services	8,462	6,735
Total segment profit	60,773	46,811
Corporate expenses	(13,900)	(13,950)
Other income (expenses), net	1,506	(908)
Income before provision for income taxes	$48,379	$31,953

	June 30, 2017	March 31, 2017
Assets by segment:
Corporate Finance	$305,556	$316,561
Financial Restructuring	180,271	193,275
Financial Advisory Services	121,417	121,640
Total segment assets	607,244	631,476
Corporate assets	473,232	754,231
Total assets	$1,080,476	$1,385,707

	Three Months Ended June 30,
	2017	2016
Revenues by geography:
United States	$200,307	$167,456
International	17,184	13,318
Total revenues	$217,491	$180,774

	June 30, 2017	March 31, 2017
Assets by geography:
United States	$666,204	$964,273
International	414,272	421,434
Total assets	$1,080,476	$1,385,707

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

(17) SUBSEQUENT EVENTS
The Company has evaluated subsequent events from the consolidated balance sheet date through the date at which the consolidated financial statements were available to be issued. As a result of that evaluation, we have determined that there were no additional subsequent events requiring disclosure in the financial statements, except as noted below.

On July 25, 2017, the Company's Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock, payable on September 15, 2017 to shareholders of record on September 1, 2017.

On July 28, 2017, the Company amended the credit agreement governing its revolving credit facility to, among other things, extend the maturity date of the revolving credit facility to August 18, 2019 (or if such date is not a business day, the immediately preceding business day).

On July 20, 2017 the Board of Directors of the Company adopted an Amended and Restated 2016 Incentive Award Plan and submitted it for shareholder approval at the Annual Meeting to be held on September 19, 2017.

On July 28, 2017 the Company, Houlihan Lokey (Australia) Pty Limited (HL Australia), Houlihan Lokey (Australia) Nominees Pty Limited and certain executives and executive entities agreed to an Amended Put and Call Option deed, and on the same date the Company exercised the call option whereby all the outstanding Class B1 shares of HL Australia were acquired by the Company and as such HL Australia is now a wholly-owned subsidiary of the Company.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion should be read together with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. We have made statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “intends,” “predicts,” “potential” or “continue,” the negative of these terms or other similar expressions. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including but not limited to the factors listed under the heading “Cautionary Note Regarding Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended March 31, 2017. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements speak only as of the date of this filing. You should not rely upon forward-looking statements as a prediction of future events. We are under no duty to and we do not undertake any obligation to update or review any of these forward-looking statements after the date of this filing to conform our prior statements to actual results or revised expectations whether as a result of new information, future developments or otherwise.

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
Employee Compensation and Benefits Expense. Our employee compensation and benefits expense, which accounts for the majority of our operating expenses, is determined by management based on revenues earned, headcount, the competitiveness of the prevailing labor market, and anticipated compensation expectations of our employees. These factors may fluctuate, and as a result, our employee compensation and benefits expense may fluctuate materially in any particular period. Accordingly, the amount of employee compensation and benefits expense recognized in any particular period may not be consistent with prior periods or indicative of future periods.
Our employee compensation and benefits expense consists of base salary, payroll taxes, benefits, annual incentive compensation payable as cash bonus awards, deferred cash bonus awards, and the amortization of equity-based bonus awards. Base salary and benefits are paid ratably throughout the year. Our annual equity-based bonus awards include fixed share compensation awards and fixed dollar awards as a component of the annual bonus awards for certain employees. These equity awards are generally subject to annual vesting requirements over a three- or four-year period beginning at the date of grant, which occurs in the first quarter of each fiscal year; accordingly, expenses are amortized over the stated vesting period. In most circumstances, the unvested portion of these awards is subject to forfeiture should the employee depart from the Company. Cash bonuses, which are accrued monthly, are discretionary and dependent upon a number of factors including the Company's performance and are generally paid in the first quarter of each year with respect to prior year performance. Generally, a portion of the cash bonus is also deferred and paid in the third quarter of the fiscal year in which the bonus is awarded.
In managing employee compensation and benefits expense, we focus on the following: (i) the ratio of our employee compensation and benefits to fee revenue (“Compensation Ratio”), (ii) the ratio of cash compensation and benefits plus deferred stock compensation with respect to the applicable year less any forfeitures of unvested deferred stock that occurred during the applicable year to fee revenue (“Awarded Compensation Ratio”) and, (iii) for periods commencing on October 1, 2015, the Awarded Compensation Ratio, excluding certain equity and cash grants awarded in connection with our IPO (“Adjusted Awarded Compensation Ratio”). We believe adjusted awarded employee compensation and benefits reflect the actual compensation cost more accurately than the GAAP measure of compensation cost, which includes applicable-period cash compensation and the amortization of deferred incentive compensation principally attributable to prior periods’ deferred compensation. We target an Adjusted Awarded Compensation Ratio of approximately 65% to 66%. However, if we identify opportunities to grow fee revenue through significant expansion, to position our business during challenging market conditions for future growth or for other reasons, our Adjusted Awarded Compensation Ratio may increase to a level in excess of this target range.
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
Other Income (Expenses), net
Other income (expenses), net includes (i) interest income earned on non-marketable and investment securities, cash and cash equivalents, loans receivables from affiliates and employee loans, (ii) interest expense and/or gains or losses associated with our Revolving Credit Facility (defined herein), the loan payable to affiliate and loans payable to former shareholders, (iii) interest expense on the loan payable to non-affiliates, (iv) equity income and/or gains or losses from funds and partnership interests where we have more than a minor ownership interest or more than minor influence over operations but do not have a controlling interest and are not the primary beneficiary, (v) net income from investments in unconsolidated entities, which primarily represents the income associated with persons other than Houlihan Lokey that are our co-investors in a consolidated subsidiary that holds an equity method investment in an unconsolidated entity, and (vi) gains associated with the reduction of earnout liabilities.

Results of Consolidated Operations
The following is a discussion of our results of operations for the three months ended June 30, 2017 and 2016. For a more detailed discussion of the factors that affected the revenues and the operating expenses of our Corporate Finance, Financial Restructuring and Financial Advisory Services business segments in these periods, see Part I, Item 2 of this Form 10-Q under the heading “Business Segments” below.

	Three Months Ended June 30,
($ in thousands)	2017	2016	Change
Fee revenue	$217,491	$180,774	20%
Operating expenses:
Employee compensation and benefits	145,509	121,804	19%
Non-compensation expenses	25,109	26,109	(4)%
Total operating expenses	170,618	147,913	15%
Operating income	46,873	32,861	43%
Other income (expenses), net	1,506	(908)	NM
Income before provision for income taxes	48,379	31,953	51%
Provision for income taxes	9,135	12,542	(27)%
Net income attributable to Houlihan Lokey, Inc.	$39,244	$19,411	102%
NM = not meaningful

Three Months Ended June 30, 2017 versus June 30, 2016
Fee revenue was $217.5 million for the three months ended June 30, 2017, compared with $180.8 million for the three months ended June 30, 2016, representing an increase of 20%. For the three months ended June 30, 2017, Corporate Finance revenues increased 29%, Financial Restructuring revenues increased 5% and Financial Advisory Services revenues increased 21%, compared with the three months ended June 30, 2016.
Operating expenses were $170.6 million for the three months ended June 30, 2017, compared with $147.9 million for the three months ended June 30, 2016, an increase of 15%. Employee compensation and benefits expenses, as a component of operating expenses, were $145.5 million for the three months ended June 30, 2017, compared with $121.8 million for the three months ended June 30, 2016, an increase of 19%. The increase in employee compensation and benefits expenses was primarily due to the growth in revenues for the quarter. The Compensation Ratio was 66.9% for the three months ended June 30, 2017, compared with 67.4% for the three months ended June 30, 2016. Non-compensation expenses, as a component of operating expenses, were $25.1 million for the three months ended June 30, 2017 and $26.1 million for the three months ended June 30, 2016. Non-compensation expenses decreased as a result of lower general operating expenses during the three months ended June 30, 2017. Acquisition-related amortization of intangible assets are a component of non-compensation expenses and were $0.4 million for the three months ended June 30, 2017 and $1.0 million for the three months ended June 30, 2016.
Other income (expenses), net were $1.5 million for the three months ended June 30, 2017 and $(0.9) million for the three months ended June 30, 2016, primarily as a result of a gain related to the reduction of an earnout liability in the current period, in addition to an improvement in the financial results for our joint ventures, lower interest expense as a result of the extinguishment of the ORIX note, and higher interest income on cash balances.
The provision for income taxes for the three months ended June 30, 2017 was $9.1 million, which reflected an effective tax rate of 18.9%. The provision for income taxes for the three months ended June 30, 2016 was $12.5 million, which reflected an effective tax rate of 39.3%. The decrease in the effective tax rate was primarily the result of the adoption of ASU No. 2016-09, Compensation - Stock Compensation which resulted in a decrease to the provision for income taxes due to the vesting of share awards that was accelerated on February 14, 2017. The decrease to the provision occurred in the first quarter because the Company’s tax deduction is taken during its tax year that corresponds to the tax year that the employees report the taxable income.

Business Segments
The following table presents revenues, expenses and contributions from our continuing operations by business segment. The revenues by segment represents each segment’s revenues, and the profit by segment represents profit for each segment before corporate expenses, other income (expenses), net, and income taxes.

	Three Months Ended June 30,
($ in thousands)	2017	2016	Change
Revenues by Segment
Corporate Finance	$123,999	$96,036	29%
Financial Restructuring	59,029	56,330	5%
Financial Advisory Services	34,463	28,408	21%
Total Segment Revenues	217,491	180,774	20%
Segment Profit(1)
Corporate Finance	41,576	23,372	78%
Financial Restructuring	10,735	16,704	(36)%
Financial Advisory Services	8,462	6,735	26%
Total Segment Profit	60,773	46,811	30%
Corporate Expenses (2)	(13,900)	(13,950)	—%
Other income (expenses), net	1,506	(908)	NM
Income Before Provision for Income Taxes	$48,379	$31,953	51%

Segment Metrics:
Number of Managing Directors(3)
Corporate Finance	92	93	(1)%
Financial Restructuring	41	45	(9)%
Financial Advisory Services	39	32	22%
Number of Closed Transactions/Fee Events(4)
Corporate Finance	52	48	8%
Financial Restructuring	18	10	80%
Financial Advisory Services	550	463	19%
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

Three Months Ended June 30, 2017 versus June 30, 2016

Corporate Finance

Revenues for Corporate Finance were $124.0 million for the three months ended June 30, 2017, compared with $96.0 million for the three months ended June 30, 2016, representing a increase of 29%. The increase in revenues was driven by an increase in the number of closed transactions, as well as an increase in average transaction fees on closed deals. CF closed 52 transactions in the three months ended June 30, 2017, versus 48 transactions in the three months ended June 30, 2016.
Segment profit for Corporate Finance was $41.6 million for the three months ended June 30, 2017, compared with $23.4 million for the three months ended June 30, 2016. Profitability increased as a result of a decrease in employee compensation and benefits expenses as a percentage of revenues and a decrease in non-compensation expenses as a percentage of revenues.

Financial Restructuring
Revenues for Financial Restructuring were $59.0 million for the three months ended June 30, 2017, compared with $56.3 million for the three months ended June 30, 2016, representing an increase of 5%. The increase in revenues was driven by an increase in the number of closed transactions partially offset by a decline in average transaction fee on closed deals. FR closed 18 transactions in the three months ended June 30, 2017 versus 10 transactions in the three months ended June 30, 2016.
Segment profit for Financial Restructuring was $10.7 million for the three months ended June 30, 2017, compared with $16.7 million for the three months ended June 30, 2016, a decrease of 36%. Profitability decreased primarily as a result of an increase in employee compensation and benefits expenses as a percentage of revenues, partially offset by a decrease in non-compensation expenses as a percentage of revenues.
Financial Advisory Services
Revenues for Financial Advisory Services were $34.5 million for the three months ended June 30, 2017, compared with $28.4 million for the three months ended June 30, 2016, representing an increase of 21%. The increase in revenues was primarily the result of strong performance by the transaction opinion, transaction advisory services and portfolio valuation product lines. FAS generated 550 fee events in the three months ended June 30, 2017, versus 463 fee events for the three months ended June 30, 2016.
Segment profit for Financial Advisory Services was $8.5 million for the three months ended June 30, 2017, compared with $6.7 million for the three months ended June 30, 2016. Profitability increased primarily as a result of higher revenues.
Corporate Expenses
Corporate expenses were $13.9 million for the three months ended June 30, 2017, compared with $14.0 million for three months ended June 30, 2016. Corporate expenses remained relatively flat primarily as a result of increased operating efficiencies with increased revenues.
Liquidity and Capital Resources
Our current assets comprise cash, short term investment securities, receivables from affiliates, income tax receivable, accounts receivable and unbilled work in process related to fees earned from providing advisory services. Our current liabilities include deferred income, accounts payable and accrued expenses, including accrued employee compensation expenses and current portion of loan obligations.

Our cash and cash equivalents include cash held at banks. We have not experienced any losses in our cash accounts. We maintain moderate levels of cash on hand in support of regulatory requirements for our registered broker-dealer. At June 30, 2017, we had $74 million of cash in foreign subsidiaries. In August 2015, prior to the consummation of the IPO, we paid a dividend to our shareholders in connection with which the receivable from ORIX USA was repaid in full. A portion of the dividend was paid to ORIX USA in the form of a $45.0 million note (the "ORIX Note") that bears interest at an annual rate of LIBOR plus 165 basis points and is payable quarterly. Beginning on June 30, 2016, the Company began making required quarterly repayments of principal in the amount of $7.5 million, with the remaining principal amount due on the second anniversary of the completion of the IPO. On May 23, 2017, the remaining $15 million of the ORIX Note was repaid with interest and without penalty. Excess cash on hand in our U.K. subsidiary had been generally maintained in a receivable owned by ORIX Global Capital Ltd. (“OGC”), a U.K. subsidiary of ORIX Corporation (the “Cash Management Agreement”). OGC paid interest to us under the Cash Management Agreement at an annual rate of LIBOR plus 165 basis points, calculated and payable monthly. In May 2016, OGC notified the Company that it will no longer be accepting deposits under the agreement and repaid all outstanding amounts. In June 2017, we began investing our excess cash to generate interest income. Our excess cash may be invested from time to time in short term investments, including treasury securities, commercial paper, certificates of deposit and investment grade corporate debt securities. Please refer to note 5 for further detail.

On November 16, 2015, we issued the loan payable to non-affiliates in connection with the Leonardo transaction, which is a 14.0 million Euro note bearing interest at an annual rate of 1.50% and is payable on November 16, 2040. Under certain circumstances, the note may be paid in part or in whole over a five year period in equal annual installments. In January 2017, we paid a portion of the loan in the amount of $2.9 million. The remaining principal balance of the loan as of June 30, 2017 was $12.1 million, which included foreign currency translation adjustments.

As of June 30, 2017, our unrestricted cash and cash equivalents (including marketable securities) were $183.2 million. As of June 30, 2017, we no longer had any restricted cash. Previously, proceeds received from the issuance of shares in a secondary public offering were required to be set aside by a contractual agreement with a related party in conjunction with a forward purchase obligation. The restriction lapsed when the related forward purchase liability was paid off on April 5, 2017.

Our liquidity is highly dependent upon cash receipts from clients which in turn are generally dependent upon the successful completion of transactions as well as the timing of receivable collections, which typically occurs within 60 days of billing. As of June 30, 2017, net accounts receivables were $62.5 million. As of June 30, 2017, unbilled work in process was $35.7 million.

We currently maintain a revolving line of credit pursuant to a loan agreement, dated as of August 18, 2015, by and among Houlihan Lokey, certain domestic subsidiaries of Houlihan Lokey party thereto and Bank of America, N.A., which provides for a revolving line of credit of $75.0 million (the “Revolving Credit Facility”). As of June 30, 2017, there were no outstanding borrowings under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility require payments of interest at the annual rate of LIBOR plus 1.00%. The loan agreement requires compliance with certain loan covenants including but not limited to the maintenance of minimum earnings before interest, taxes, depreciation and amortization of no less than $120 million as of the end of any quarterly 12-month period and certain leverage ratios including a consolidated leverage ratio of less than 1.50 to 1.00 and a consolidated fixed charge coverage ratio of greater than 1.25 to 1.00, as of the end of any quarterly 12-month period. As of June 30, 2017, we were and we expect to continue to be in compliance with such covenants. On July 28, 2017, we entered into a First Amendment to Credit Agreement which extended the maturity of the revolving line of credit from August 18, 2017 to August 18, 2019, and did not change any other material terms of the Revolving Credit Facility.

Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of our incentive compensation during the first and third quarter of each fiscal year. A summary of our operating, investing, and financing cash flows is as follows:

	Three Months Ended June 30,
($ in thousands)	2017	2016	Change
Cash provided by (used in)
Operating activities:
Net income	$39,244	$19,411	102%
Non-cash charges	15,815	14,176	12%
Other operating activities	(116,014)	(101,363)	14%
Total operating activities	(60,955)	(67,776)	(10)%
Investing activities	(23,292)	12,454	(287)%
Financing activities	(227,456)	(3,801)	NM
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	2,238	(1,074)	(308)%
Decrease in cash, cash equivalents, and restricted cash	(309,465)	(60,197)	414%
Cash, cash equivalents, and restricted cash—beginning of year	492,686	166,169	196%
Cash, cash equivalents, and restricted cash—end of year	$183,221	$105,972	73%

Three Months Ended June 30, 2017
Operating activities resulted in a net outflow of $61.0 million primarily attributable to cash bonus payments paid in May 2017. Investing activities resulted in a net outflow of $23.3 million primarily attributable to purchases of investment securities and capital expenditures. Financing activities resulted in a net outflow of $227.5 million primarily related dividends paid, a principal payment on the ORIX Note, and the settlement of the Forward Share Purchase Agreement.
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

Contractual Obligations
The aggregate amount which we are obligated to pay under Operating Leases for our office space has decreased from the amount as of March 31, 2017. At the end of our last fiscal year, the amount due was $135.9 million and as of June 30, 2017, the amount due was $132.0 million.

($ in thousands)	Payment Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating Leases	$131,990	$15,299	$40,042	$35,497	$41,152
Loans payable to former shareholders	$5,376	$2,340	$1,643	$856	$537
Loan payable to non-affiliates	$12,127	$—	$—	$—	$12,127

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
There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended March 31, 2017.
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

Our cash and cash equivalents are denominated in U.S. dollars, pounds sterling, euros, Hong Kong dollars, Chinese yuan, and Japanese yen and we face foreign currency risk in our cash balances and other assets and liabilities held in accounts outside the United States due to potential currency movements and the associated foreign currency translation accounting requirements.

Risks Related to Cash and Short Term Investments
Our cash is maintained in U.S. and non-U.S. bank accounts, and our excess cash may be invested from time to time in short term investments, including treasury securities, commercial paper, certificates of deposit and investment grade corporate debt securities. We have exposure to foreign exchange risks through all of our international affiliates. However, we believe our cash and short term investments are not subject to any material interest rate risk, equity price risk, credit risk or other market risk. Consistent with our past practice, we expect to maintain our cash in bank accounts or such short term investments.

Exchange Rate Risk
The exchange rate of the U.S. dollar relative to the currencies in the non-U.S. countries in which we operate may have an effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities and, therefore, be reflected as a change in other comprehensive income. Our non-U.S. assets and liabilities that are sensitive to exchange rates consist primarily of trade payables and receivables, work in progress, and cash. For the three-month period ended June 30, 2017, the net impact of the fluctuation of foreign currencies in other comprehensive income within the consolidated statements of comprehensive income was $5.1 million, as compared to $(3.9) million for the same period in 2016.
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
From time to time, we have entered into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. We entered into a foreign currency forward contract against the pound sterling with aggregate notional values of $0.0 million and $3.0 million and with fair value representing gains (losses) included in other operating expenses of $0.0 million and $(0.2) million during the three months ended June 30, 2017 and 2016, respectively.

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
Item 4.    Controls and Procedures
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, our management, including our chief executive officer and chief financial officer, recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. There has been no material change in the nature of our legal proceedings from the descriptions contained in our Annual Report on Form 10–K for the fiscal year ended March 31, 2017.

Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended March 31, 2017.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered sales of equity securities in the quarter ended June 30, 2017.

Purchases of Equity Securities

The following table summarizes all of the repurchases of Houlihan Lokey, Inc. equity securities during the quarter ended June 30, 2017:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number Of Shares Purchased and Retired As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2017 - April 30, 2017	71,913	(2)	$25.52	—
May 1, 2017 - May 31, 2017	—		—	—
June 1, 2017 - June 30, 2017	166,774		$34.26	166,774
Total	238,687		$31.63	166,774	$44,234,875
____________________________________

(1)
On February 1, 2017, our board of directors approved a Class A common stock share repurchase program pursuant to which we may, from time to time, purchase shares of our Class A common stock having an aggregate purchase price of up to $50.0 million in open market or negotiated transactions. The shares of Class A common stock repurchased through this program have been retired.

(2)	Represents shares of Class B common stock repurchased from a single employee pursuant to a contractual arrangement entered into in connection with a prior acquisition.

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

HOULIHAN LOKEY, INC.

Date:	August 4, 2017	/s/ SCOTT L. BEISER
Scott L. Beiser
Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2017	/s/ J. LINDSEY ALLEY
J. Lindsey Alley
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Houlihan Lokey, Inc., dated August 18, 2015	8-K	333-205610	3.1	8/21/15
3.2	Amended and Restated Bylaws of the Company, dated August 18, 2015	8-K	333-205610	3.2	8/21/15
10.1	First Amendment to Credit Agreement, dated as of July 28, 2017, among Houlihan Lokey, Inc., the Guarantors party thereto and Bank of America, N.A.	8–K	001–37537	10.1	8/1/17
10.2	Amended and Restated 2016 Incentive Award Plan					*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS†	XBRL Instance Document					**
101.SCH†	XBRL Taxonomy Extension Schema Document					**
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document					**
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document					**
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document					**
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document					**

*	Filed herewith.
**	Furnished herewith.
†
In accordance with Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections