Form 10-Q
period 2017-09-30
HOULIHAN LOKEY, INC.
filed 2017-11-08
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2017, the registrant had 26,550,020 shares of Class A common stock, $0.001 par value per share, and 39,309,591 shares of Class B common stock, $0.001 par value per share, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data and par value)

	September 30, 2017	March 31, 2017
	(unaudited)
Assets:
Cash and cash equivalents	$245,356	$300,314
Restricted cash (note 1)	—	192,372
Investment securities (fair value of $60,562 at September 30, 2017)	60,558	—
Accounts receivable, net of allowance for doubtful accounts of $9,785 and $11,199 at September 30 and March 31, 2017, respectively	39,355	60,718
Unbilled work in process	34,518	57,682
Income taxes receivable	5,611	—
Receivables from affiliates	8,659	10,913
Property and equipment, net of accumulated depreciation of $35,812 and $32,193 at September 30 and March 31, 2017, respectively	33,083	30,416
Goodwill and other intangibles	721,534	715,343
Other assets	20,007	17,949
Total assets	$1,168,681	$1,385,707
Liabilities and Stockholders' equity
Liabilities:
Accrued salaries and bonuses	$276,690	$336,465
Accounts payable and accrued expenses	39,735	41,655
Deferred income	5,123	3,717
Income taxes payable	—	4,937
Deferred income taxes	31,616	31,196
Forward purchase liability (note 1)	—	192,372
Loan payable to affiliate	—	15,000
Loans payable to former shareholders	4,003	5,482
Loan payable to non-affiliate	12,177	12,080
Other liabilities	9,172	12,348
Total liabilities	378,516	655,252
Redeemable noncontrolling interest	4,467	3,838
Stockholders' equity:
Class A common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 24,667,070 and 22,026,811 shares as of September 30, 2017 and March 31, 2017, respectively	25	22
Class B common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 41,984,008 and 50,883,299 shares as of September 30, 2017 and March 31, 2017, respectively	42	51
Treasury stock, at cost; 0 and 6,900,000 shares as of September 30, and March 31, 2017, respectively	—	(193,572)
Additional paid-in capital	665,551	854,750
Retained earnings	134,244	87,407
Accumulated other comprehensive loss	(14,164)	(21,917)
Stock subscription receivable	—	(124)
Total stockholders' equity	785,698	726,617
Total liabilities and stockholders' equity	$1,168,681	$1,385,707

The accompanying notes are an integral part of these unaudited interim financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Fee revenue(a)	$242,183	$186,537	$459,674	$367,311
Operating expenses:
Employee compensation and benefits	161,295	124,902	306,804	246,706
Travel, meals, and entertainment	6,229	5,215	11,907	11,145
Rent	6,959	6,702	14,149	13,736
Depreciation and amortization	2,175	2,382	4,149	4,621
Information technology and communications	4,966	4,465	9,242	8,851
Professional fees (b)	3,371	3,074	5,758	5,431
Other operating expenses(c)	3,497	4,115	6,487	7,539
Provision for bad debts	365	705	979	1,444
Total operating expenses	188,857	151,560	359,475	299,473
Operating income	53,326	34,977	100,199	67,838
Other (income) expenses, net(d)	(200)	749	(1,706)	1,657
Income before provision for income taxes	53,526	34,228	101,905	66,181
Provision for income taxes	20,169	13,352	29,304	25,894
Net income attributable to Houlihan Lokey, Inc.	$33,357	$20,876	$72,601	$40,287
Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,692	(2,318)	7,753	(6,184)
Comprehensive income attributable to Houlihan Lokey, Inc.	$36,049	$18,558	$80,354	$34,103

Attributable to Houlihan Lokey, Inc. common stockholders:
Weighted average shares of common stock outstanding:
Basic	62,117,998	61,134,501	62,230,177	60,860,138
Fully Diluted	66,907,890	66,816,689	66,640,539	66,582,459
Net income per share of common stock (note 12)
Basic	$0.54	$0.34	$1.17	$0.66
Fully Diluted	$0.50	$0.31	$1.09	$0.61

(a)
including related party fee revenue of $2,443 and $227 during the three months ended September 30, 2017 and 2016, respectively, and $2,806 and $547 during the six months ended September 30, 2017 and 2016, respectively.

(b)
including related party professional fees of $0 and $170 during the three months ended September 30, 2017 and 2016, respectively, and $0 and $269 during the six months ended September 30, 2017 and 2016, respectively.

(c)
including related party (expense) income of $(38) and $216 during the three months ended September 30, 2017 and 2016, respectively, and $134 and $216 during the six months ended September 30, 2017 and 2016, respectively.

(d)
including related party interest expense of $0 and $214 during the three months ended September 30, 2017 and 2016, respectively, and $62 and $470 during the six months ended September 30, 2017 and 2016, respectively. Also, including related party interest income of $29 and $18 during the three months ended September 30, 2017 and 2016, respectively, and $61 and $79 during the six months ended September 30, 2017 and 2016, respectively. The Company recognized loss related to investments in unconsolidated entities of $390 and $2,120 during the three months ended September 30, 2017 and 2016, respectively, and $220 and $2,581 for the six months ended September 30, 2017 and 2016, respectively.

The accompanying notes are an integral part of these unaudited interim financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Six Months Ended September 30, 2017 and 2016
($ in thousands)
(unaudited)

	HLI Class A common stock		HLI Class B common stock		Treasury Stock
	Shares	$	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Stock subscriptions receivable	Total stockholders' equity
Balances – April 1, 2016	12,084,524	$12	53,219,303	$53	—	$—	$637,332	$28,623	$(14,613)	$(247)	$651,160
Shares issued	—	—	1,786,697	2	—	—	11,374	—	—	—	11,376
Stock compensation vesting (note 13)	—	—	—	—	—	—	20,048	—	—	—	20,048
Share redemptions (note 14)	—	—	(71,913)	—	—	—	(330)	—	—	—	(330)
Dividends	—	—	—	—	—	—	—	(22,412)	—	—	(22,412)
Stock subscriptions receivable redeemed	—	—	—	—	—	—	—	—	—	125	125
Conversion of Class B to Class A shares	65,766	—	(65,766)	—	—	—	—	—	—	—	—
Shares issued to non-employee directors (note 13)	9,137	—	—	—	—	—	—	—	—	—	—
Shares repurchased/forfeited	—	—	(319,343)	—	—	—	—	—	—	—	—
Adjustment of noncontrolling interest to redeemable value	—	—	—	—	—	—	—	306	—	—	306
Net income	—	—	—	—	—	—	—	40,287	—	—	40,287
Change in unrealized translation	—	—	—	—	—	—	—	—	(6,184)	—	(6,184)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	34,103
Balances - September 30, 2016	12,159,427	$12	54,548,978	$55	—	$—	$668,424	$46,804	$(20,797)	$(122)	$694,376

	HLI Class A common stock		HLI Class B common stock		Treasury Stock
	Shares	$	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Stock subscriptions receivable	Total stockholders' equity
Balances – April 1, 2017	22,026,811	$22	50,883,299	$51	(6,900,000)	$(193,572)	$854,750	$87,407	$(21,917)	$(124)	$726,617
Shares issued	—	—	1,244,097	1	—	—	187	—	—	—	188
Stock compensation vesting (note 13)	—	—	—	—	—	—	21,153	—	—	—	21,153
Dividends	—	—	—	—	—	—	—	(25,764)	—	—	(25,764)
Stock subscriptions receivable redeemed	—	—	—	—	—	—	—	—	—	124	124
Retired shares upon settlement of forward purchase agreement	—	—	(6,900,000)	(7)	6,900,000	193,572	(193,565)	—	—	—	—
Conversion of Class B to Class A shares	3,064,907	3	(3,064,907)	(3)	—	—	—	—	—	—	—
Shares issued to non-employee directors (note 13)	5,589	—	—	—	—	—	—	—	—	—	—
Share repurchase program (note 14)	(430,237)	—	—	—	—	—	(15,139)	—	—	—	(15,139)
Other shares repurchased/forfeited	—	—	(178,481)	—	—	—	(1,835)	—	—	—	(1,835)
Net income	—	—	—	—	—	—	—	72,601	—	—	72,601
Change in unrealized translation	—	—	—	—	—	—	—	—	7,753	—	7,753
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	80,354
Balances - September 30, 2017	24,667,070	$25	41,984,008	$42	—	$—	$665,551	$134,244	$(14,164)	$—	$785,698

The accompanying notes are an integral part of these unaudited interim financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands, except share data)
(unaudited)

	Six Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$72,601	$40,287
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense (benefit)	421	(2,934)
Provision for bad debts	979	1,444
Depreciation and amortization	4,149	4,053
Compensation expenses – restricted share grants (note 13)	23,562	21,982
Changes in operating assets and liabilities:
Accounts receivable	20,707	10,908
Unbilled work in process	23,218	15,644
Other assets	277	3,994
Accrued salaries and bonuses	(63,853)	(66,454)
Accounts payable and accrued expenses	(5,267)	715
Deferred income	1,472	2,052
Income taxes receivable	(10,547)	6,901
Net cash provided by operating activities	67,719	38,592
Cash flows from investing activities:
Purchases of investment securities	(60,558)	—
Acquisition of business, net of cash acquired	(2,825)	—
Changes in receivables from affiliates	1,229	19,479
Purchase of property and equipment, net	(5,529)	(8,076)
Net cash (used in) provided by investing activities	(67,683)	11,403
Cash flows from financing activities:
Dividends paid	(24,894)	(25,491)
Settlement of forward purchase contract	(192,372)	—
Shares purchased under stock repurchase program	(15,139)	—
Other share repurchases	(1,835)	—
Earnouts paid	—	(964)
Stock subscriptions receivable redeemed	124	125
Loans payable to former shareholders redeemed	(1,479)	(10,834)
Repayments of loans to affiliates	(15,000)	(15,000)
Borrowings from non-affiliates	—	65,000
Repayments to non-affiliates	—	(65,000)
Other financing activities	187	(4,775)
Net cash used in financing activities	(250,408)	(56,939)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	3,042	(3,158)
Decrease in cash, cash equivalents, and restricted cash	(247,330)	(10,102)
Cash, cash equivalents, and restricted cash – beginning of period	492,686	166,169
Cash, cash equivalents, and restricted cash – end of period	$245,356	$156,067
Supplemental disclosures of noncash activities:
Fully depreciated assets written off	$(16)	$(568)
Cash paid during the year:
Interest	$382	$1,009
Taxes	39,431	21,164

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
In addition, prior to the consummation of the IPO, the Company distributed to its existing owners a dividend of $270.0 million, consisting of (i) a short-term note in the aggregate amount of $197.2 million, which was repaid immediately after the consummation of the IPO, and was allocated $94.5 million to ORIX USA and $102.7 million to the HL Holders, (ii) a note to ORIX USA in the amount of $45.0 million (see note 9), and (iii) certain of our non-operating assets to certain of the HL Holders (consisting of non-marketable minority equity interests in four separate businesses that ranged in carrying value from $2.5 million to $11.0 million, and were valued in the aggregate at approximately $22.8 million as of June 30, 2015), together with $5.0 million in cash to be used to complete a potential additional investment and in the administration of these assets in the future. All issued and outstanding Fram shares were converted to HL, Inc. common stock at a ratio of 10.425 shares for each share of Fram stock. Immediately following the IPO, there were two classes of authorized HL, Inc. common stock: Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. As of September 30, 2017, there were 24,667,070 Class A shares held by the public, of which 24,250 and 2,313,240 Class A shares were held by non-employee directors and ORIX USA, respectively, 30,273,677 Class B shares held by the HL Voting Trust, and 11,710,331 Class B shares held by ORIX USA.
The Company did not receive any proceeds from the sale of its Class A common stock in the IPO.
Expenses related to the corporate reorganization and IPO recorded in the consolidated statements of comprehensive income include the following:

•
$3,590 and $3,592 of compensation expenses associated with the amortization of restricted stock granted in connection with the IPO during the three months ended September 30, 2017 and 2016, respectively, and $7,159 and $7,097 during the six months ended September 30, 2017 and 2016, respectively; amortization expense of restricted stock granted in connection with the IPO is being recognized over a four and one-half year vesting period; and

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

•
$2,709 and $2,884 of compensation expenses associated with the accrual of certain deferred cash payments granted in connection with the IPO during the three months ended September 30, 2017 and 2016, respectively, and $5,452 and $5,909 during the six months ended September 30, 2017 and 2016, respectively; accrual expense of deferred cash payments granted in connection with the IPO is being recognized over a four and one-half year vesting period.

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
In connection with, and prior to, the Follow-on Offering, on February 6, 2017, we entered into a Forward Share Purchase Agreement (the "Forward Share Purchase Agreement"), with an indirect wholly owned subsidiary of ORIX USA pursuant to which we agreed to repurchase from ORIX USA on April 5, 2017 the number of shares of our Class B common stock equal to the number of shares of our Class A common stock sold by us in the Follow-on Offering (including any shares sold upon the exercise by the underwriters of their option to purchase additional shares of our Class A common stock) for a purchase price per share equal to the public offering price in the Follow-on Offering less underwriting discounts and commissions. The cash proceeds from the Follow-on Offering that were used to consummate the purchase pursuant to the Forward Share Purchase Agreement were held in an escrow account as of March 31, 2017 and presented as restricted cash as discussed in note 2. On April 5, 2017 we settled the transaction provided for in the Forward Share Purchase Agreement and acquired 6,900,000 shares of Class B common stock from ORIX USA using the net proceeds we received from the Follow-on Offering. In accordance with the terms of the Forward Share Purchase Agreement, the purchase price per share was reduced by the per share amount of the dividend paid to ORIX USA on the shares of our Class B common stock subject to the Forward Share Purchase Agreement prior to the settlement of such transaction. As the Forward Share Purchase Agreement required physical settlement by purchase of a fixed number of shares in exchange for cash, the 6,900,000 shares that were purchased are excluded from the Company's calculation of basic and diluted earnings per share in the Company's financial statements for the years ended March 31, 2018 and 2017. In addition, as the agreement provides for the refund of any dividends paid during the term on the underlying Class A common stock, such shares are not classified as participating securities and the Company does not apply the two-class method for calculating its earnings per share.
The Company offers financial services and financial advice to a broad clientele located throughout the United States of America, Europe, and the Asia-Pacific region. The Company has U.S. offices in Los Angeles, San Francisco, Chicago, New York City, Minneapolis, McLean (Virginia), Dallas, Houston, Miami, and Atlanta as well as foreign offices in London, Paris, Frankfurt, Madrid, Amsterdam, Dubai, Sydney, Tokyo, Hong Kong, and Beijing. Together, the Company and its subsidiaries form an organization that provides financial services to meet a wide variety of client needs. The Company concentrates its efforts toward the earning of professional fees with focused services across the following three business segments:

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
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC") and include all information and footnotes required for consolidated financial statement presentation. The results of operations for the three and six months ended September 30, 2017 are not necessarily indicative of the results of operations to be expected for the year ending March 31, 2018. The unaudited interim consolidated financial statements and notes to consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2017.

(b)	Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries where it has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company carries its investments in unconsolidated entities over which it has significant influence but does not control using the equity method, and includes its ownership share of the income and losses in other (income) expenses, net in the consolidated statements of comprehensive income.

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

Revenues are recognized when earned and realizable. Revenues under fixed fee contracts are recognized based on management’s estimates of the relative proportion of services provided through the financial reporting date to the total services required to be performed. The recognition of revenues under contingent fee contracts depends on whether the revenues relate to retainers or success fees. Retainer Fees are generally recognized on a monthly basis, except in situations where there is uncertainty as to the timing of collection of the amount due. Success fees are recognized only upon substantial completion of the contingencies stipulated by the engagement agreement. In some cases, approval of the Company’s fees is required from the courts or other regulatory authority; in these circumstances, the recognition of revenue is often deferred until approval is granted; however, if the fee that is going to be collected from the client is fixed and determinable, and the collectability of the fee is reasonably assured, there are instances when revenue recognition prior to such approval is appropriate.
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
The majority of the Company’s operating expenses are related to compensation for employees, which includes the amortization of the relevant portion of the Company’s share-based incentive plans (note 13). Other examples of operating expenses include: travel, meals and entertainment; rent; depreciation and amortization; information technology and communications; professional fees; and other operating expenses, which include such items as office expenses, business license and registration fees, non-income-related taxes, legal expenses, related-party support services, and charitable contributions. During the three months ended September 30, 2017 and 2016, the Company received reimbursements of $7,620 and $7,082, respectively, and $15,372 and $14,561 during the six months ended September 30, 2017 and 2016, respectively, from customers for out-of-pocket expenses incurred by the Company that are presented net against the related expenses in the accompanying consolidated statements of comprehensive income.

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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. In September 2017, we entered into a foreign currency forward contract between the EURO and pound sterling with an aggregate notional value of approximately 3.5 million EURO and with a fair value representing a gain included in other operating expenses of $0.1 million during the three months ended September 30, 2017. In September 2016, we entered into a foreign currency forward contract between the U.S. dollar and pound sterling with an aggregate notional value of $3.0 million and with a fair value representing a gain included in other operating expenses of $0.2 million during the three months ended September 30, 2016.

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
Cash and cash equivalents include cash held at banks and highly liquid investments with original maturities of three months or less. As of September 30, 2017 and March 31, 2017, the Company had cash balances with banks in excess of insured limits. The Company has not experienced any losses in its cash accounts and believes it is not exposed to any significant credit risk with respect to cash and cash equivalents.

(i)	Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	September 30, 2017	March 31, 2017
Cash and cash equivalents	$245,356	$300,314
Restricted cash	—	192,372
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$245,356	$492,686
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
When HL CA was acquired by Fram in January 2006, approximately $392,600 of goodwill and $192,210 of indefinite-lived intangible assets were generated and recognized. In accordance with ASC Topic 805, Business Combinations, since HL CA was wholly owned by Fram, this goodwill and all other purchase accounting-related adjustments were pushed down to the Company’s reporting level. Through both foreign and domestic acquisitions made directly by HL CA and the Company since 2006, additional goodwill of approximately $133,947, inclusive of foreign currency translations, has been recognized.
Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. Goodwill is reviewed for impairment in accordance with Accounting Standards Update (ASU) No. 2011-08, Testing Goodwill for Impairment, which permits management to make a qualitative assessment of whether it is more likely than not that one of its reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If management concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then management would not be required to perform the two-step impairment test for that reporting unit. If the assessment indicates that it is more likely than not that the reporting unit’s fair value is less than its carrying value, management must test further for impairment utilizing a two-step process. Step 1 compares the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds the estimated fair value, an impairment exists and is measured in Step 2 as the excess of the recorded amount of goodwill over the implied fair value of goodwill resulting from the valuation of the reporting unit. Impairment testing of goodwill requires a significant amount of judgment in assessing qualitative factors and estimating the fair value of the reporting unit, if necessary. The fair value is determined using an estimated market value approach, which considers estimates of future after tax cash flows, including a terminal value based on market earnings multiples, discounted at an appropriate market rate. As of September 30, 2017 and 2016, management concluded that it was not more likely than not that the Company’s reporting units’ fair value was less than their carrying amount and no further impairment testing had been considered necessary.
Indefinite-lived intangible assets are reviewed annually for impairment in accordance with ASU 2012-02, Testing Indefinite-lived Intangible Assets for Impairment, which provides management the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. As of September 30, 2017 and 2016, management concluded that it was not more likely than not that the fair values were less than the carrying values.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group (inclusive of other long-lived assets) be tested for possible impairment, management first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of and during the three and six months ended September 30, 2017 and 2016, no events or changes in circumstances were identified that indicated that the carrying amount of the finite-lived intangible assets were not recoverable.

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
In February 2016, the FASB issued ASU No. 2016-02, Leases. The amendments in this ASU requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right-of-use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonable certain to exercise an option to extend the lease, exercise a purchase option, or not exercise an option to terminate the lease. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018 (year ending March 31, 2020 for the Company). Early application is permitted. The Company is currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements. See Note 15 for a summary of our undiscounted minimum rental commitments under operating leases as of September 30, 2017.
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
(3) RELATED‑PARTY TRANSACTIONS
The Company provides financial advisory services to ORIX USA, Infrastructure Holdings, and their affiliates and received fees for these services totaling approximately $2,443 and $227 during the three months ended September 30, 2017 and 2016, respectively, and $2,806 and $547 during the six months ended September 30, 2017 and 2016, respectively.
The Company provides certain management and administrative services for the Company's unconsolidated entities and receives fees for these services. These fees are reduced by the compensation costs incurred by the unconsolidated entities for certain administrative staff members. As a result, the Company incurred expenses of $38 and received fees of $216 during the three months ended September 30, 2017 and 2016, respectively, and received fees of $134 and $216 during the six months ended September 30, 2017 and 2016, respectively.
In connection with the IPO, ORIX USA and the Company entered into a Transition Services Agreement, pursuant to which ORIX USA provided services for Sarbanes-Oxley compliance, internal audit, and other services for specified fees. Expenses incurred by the Company related to these services were approximately $0 and $170 during the three months ended September 30, 2017 and 2016, respectively, and $0 and $269 for the six months ended September 30, 2017 and 2016, respectively, which are included in professional fees in the accompanying consolidated statements of comprehensive income. To the extent that ORIX USA and its affiliates pay for expenses of the Company, ORIX USA is reimbursed for such payments by the Company.
The Company carried a receivable from affiliate of ORIX USA with an outstanding balance of $20,136 and that bore interest at a variable rate that was approximately 2.13% as of March 31, 2016, and was repaid in full in May 2016. Interest income earned by the Company related to cash balances held by the affiliate of ORIX USA was $0 during both three months ended September 30, 2017 and 2016, respectively, and $0 and $33 for the six months ended September 30, 2017 and 2016, respectively.
In November 2015, the Company entered into a joint venture arrangement with Leonardo & Co. NV, a European-based investment banking firm ("Leonardo"), in relation to Leonardo's Italian business by means of acquisition of a minority (49%) interest. In conjunction with this transaction, a subsidiary of the Company loaned the joint venture 5,500 euro ($5,984 as of September 30, 2017) which is included in receivables from affiliates and which bears interest at 1.5% and matures no later than November 2025. Interest income earned by the Company related to this receivable from affiliate was approximately $25 and $18 during the three months ended September 30, 2017 and 2016, respectively, and $48 and $46 for the six months ended September 30, 2017 and 2016, respectively. Included in receivables from affiliates is also reimbursable third party costs incurred on behalf of Leonardo totaling approximately $2,942 and $1,424 as of September 30, 2017 and March 31, 2017, respectively.
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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

The Company paid a quarterly dividend to its shareholders, of which approximately $5,747 and $7,348 was paid to ORIX USA during the six months ended September 30, 2017 and 2016, respectively.

In July 2017, the Company purchased the remaining interest of Houlihan Lokey (Australia) Pty Limited ("HL Australia"), which was historically operating as our joint venture in Australia. As part of the consideration paid, a loan receivable from certain principals of the joint venture was forgiven. In addition, as a result of the acquisition we eliminated from our consolidated financial statements as of September 30, 2017 a loan agreement entered into February 2017 with HL Australia for AUD 2,500 ($1,978 as of September 30, 2017) which bore interest at 2.0% and was previously included in receivables from affiliates. Interest income earned by the Company related to this receivable from affiliate was approximately $4 and $13 for the three and six months ended September 30, 2017, respectively.
Other assets in the accompanying consolidated balance sheets includes loans receivable from certain employees of $7,233 and $5,865 as of September 30, 2017, and March 31, 2017, respectively.
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
U.S. Treasury Securities: Fair values for U.S. treasury securities are based on quoted prices from recent trading activity of identical or similar securities. All fair value measurements are obtained from a third-party pricing service and are not adjusted by management.
The following table presents information about the Company's financial assets, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	September 30, 2017
	Level I	Level II	Level III	Total
Certificates of deposit	$—	$10,039	$—	$10,039
Corporate debt securities	—	35,003	—	35,003
U.S. Treasury Securities	—	15,520	—	15,520
Total asset measured at fair value	$—	$60,562	$—	$60,562

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

The Company had no transfers between fair value levels during the three and six months ended September 30, 2017.

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

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, unbilled work in process, receivables from affiliates, accounts payable, and deferred income approximates fair value due to the short maturity of these instruments.

The carrying value of the loan payable to affiliate, loans payable to former shareholders and an unsecured loan which is included in loan payable to non-affiliates, approximates fair value due to the variable interest rate borne by those instruments.
(5) INVESTMENT SECURITIES
The amortized cost, gross unrealized gains (losses), and fair value of securities held to maturity as of September 30, 2017 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$35,007	$4	$(8)	$35,003
Certificate of deposit	10,039	—	—	10,039
U.S. Treasury Securities	15,512	12	(4)	15,520
Total securities with unrealized gains	$60,558	$16	$(12)	$60,562
Scheduled maturities of the Company's debt securities within the investment securities portfolio as of September 30, 2017 were as follows:

	Amortized Cost	Estimated Fair Value
Due within one year	$60,558	$60,562
The Company has the ability and intent to hold the corporate debt securities to maturity until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity, and has not incurred credit losses on such debt securities. The Company does not consider such unrealized loss positions to be other-than-temporarily impaired as of September 30, 2017.

(6) ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Balance-Beginning	$11,834	$6,676	$11,199	$4,266
Provision for bad debt	365	705	979	1,444
(Write-off) recovery of uncollectible accounts	(2,414)	466	(2,393)	2,137
Balance-Ending	$9,785	$7,847	$9,785	$7,847

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

(7) PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation consist of the following:

	Useful Lives	September 30, 2017	March 31, 2017
Equipment	5 Years	$7,453	$6,731
Furniture and fixtures	5 Years	18,844	18,171
Leasehold improvements	10 Years	30,400	26,298
Computers and software	3 Years	11,091	10,319
Other	N/A	1,107	1,090
Total cost		68,895	62,609
Less accumulated depreciation		(35,812)	(32,193)
Total net book value		$33,083	$30,416
Additions to property and equipment during the six months ended September 30, 2017 were primarily related to costs incurred to furnish new leased office space and refurbish existing space.
Depreciation expense of approximately $1,542 and $1,408 was recognized during the three months ended September 30, 2017 and 2016, respectively, and $3,068 and $2,629 was recognized during the six months ended September 30, 2017 and 2016, respectively.
(8) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangibles consist of the following.

	Useful Lives	September 30, 2017	March 31, 2017
Goodwill	Indefinite	$526,547	$519,487
Tradename-Houlihan Lokey	Indefinite	192,210	192,210
Other intangible assets	Varies	15,140	14,829
Total cost		733,897	726,526
Less accumulated amortization		(12,363)	(11,183)
Total net book value (before taxes)		$721,534	$715,343
Deferred tax liability		(77,184)	(77,184)
Total net book value		$644,350	$638,159
Goodwill attributable to the Company’s business segments are as follows:

Business Segments	April 1, 2017	Changes (a)	September 30, 2017
Corporate Finance	$265,260	$6,572	$271,832
Financial Restructuring	162,512	488	163,000
Financial Advisory Services	91,715	—	91,715
Total	$519,487	$7,060	$526,547

(a)	Changes were related the acquisition of HL Australia and foreign currency translation adjustments.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

Amortization expense of approximately $633 and $974 was recognized during the three months ended September 30, 2017 and 2016, respectively, and $1,081 and $1,992 was recognized for the six months ended September 30, 2017 and 2016, respectively. The estimated future amortization for amortizable intangible assets for each of the next five years are as follows:

Year Ended March 31,
Remainder of 2018	$582
2019	671
2020	576
2021	371
2022	157

(9) LOANS PAYABLE
In August 2015, prior to the IPO the Company paid a dividend to its shareholders, a portion of which was paid to ORIX USA in the form of a $45.0 million note that bore interest at a rate of LIBOR plus 165 basis points or 3.43% and 3.45% as of September 30, and March 31, 2017, respectively. The Company paid interest on the note of $0 and $214 for the three months ended September 30, 2017 and 2016, respectively, and $62 and $470 for the six months ended September 30, 2017 and 2016, respectively. Beginning on June 30, 2016, the Company was required to make quarterly repayments of principal in the amount of $7.5 million, with the remaining principal amount due on the second anniversary of the completion of the IPO. The loan was repaid in full in May 2017.
In August 2015, the Company entered into a revolving line of credit with Bank of America, N.A., which allows for borrowings of up to $75.0 million and was originally matured in August 2017. On July 28, 2017, the Company extended the maturity date of the revolving credit facility to August 18, 2019 (or if such date is not a business day, the immediately preceding business day). The agreement governing this facility provides that borrowings bear interest at an annual rate of LIBOR plus 1.00%, commitment fees apply to unused amounts, and contains debt covenants which require that the Company maintain certain financial ratios. As of September 30, 2017, no principal was outstanding under the line of credit. The Company paid interest and unused commitment fees of $57 and $138 for the three months ended September 30, 2017 and 2016 respectively, and $114 and $288 for the six months ended September 30, 2017 and 2016 respectively, under the line of credit.

Prior to the IPO, Fram maintained certain loans payable to former shareholders consisting of unsecured notes payable which were transferred to the Company in conjunction with the IPO. The interest rate on the individual notes was 2.76% and 2.15% as of September 30, 2017 and 2016, respectively, and the maturity dates range from 2017 to 2027. The Company incurred interest expense on these notes of $34 and $43 for the three months ended September 30, 2017 and 2016 respectively, and $71 and $132 during the six months ended September 30, 2017 and 2016, respectively.

In November 2015, the Company acquired the investment banking operations of Leonardo in Germany, the Netherlands, Spain, and made a 49% investment in Leonardo's operations in Italy. Total consideration included an unsecured loan of 14.0 million euro payable on November 16, 2040, which is included in loan payable to non-affiliates in the accompanying consolidated balance sheets. Under certain circumstances, the note may be paid in part or in whole over a five year period in equal annual installments. This loan bears interest at an annual rate of 1.50%. In January 2017, we paid a portion of this loan in the amount of $2.9 million. The Company incurred interest expense on this loan of $50 and $59 for the three months ended September 30, 2017 and 2016 respectively, and $97 and $118 for the six months ended September 30, 2017 and 2016 respectively.
See note 15 for aggregated 5-year maturity table on loans payable.
(10) OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS
The only component of other comprehensive income relates to foreign currency translation adjustments of $2,692 and $(2,318) for the three months ended September 30, 2017 and 2016, respectively, and $7,753 and $(6,184) for the six months ended September 30, 2017 and 2016, respectively. The change in foreign currency translation was impacted by the vote in the U.K. to withdraw from the European Union. There will be a two-year time period in which the terms of withdrawal will be negotiated and

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

there may be impacts on our European business that are unknown at this time. We believe the change in foreign currency translation will become more volatile, but we do not expect this to have a material impact on our operating results and financial position.

Accumulated other comprehensive loss at September 30, 2017 was comprised of the following:

Balance, April 1, 2017	$(21,917)
Foreign currency translation adjustment	7,753
Balance, September 30, 2017	$(14,164)

(11) INCOME TAXES
The Company’s provision for income taxes was $20,169 and $29,304 for the three and six months ended September 30, 2017, respectively, and $13,352 and $25,894 for the three and six months ended September 30, 2016, respectively. This represents effective tax rates of 37.7% and 28.8% for three and six months ended September 30, 2017, respectively, and 39.0% and 39.1% for three and six months ended September 30, 2016, respectively. The decrease in the Company’s tax rate during the six month period ended September 30, 2017 relative to the same period in 2016 was primarily as a result of the adoption of ASU No. 2016-09, Compensation - Stock Compensation which resulted in a decrease to the provision for income taxes due to the vesting of share awards that were accelerated on February 14, 2017.

(12) NET INCOME PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
The calculations of basic and diluted net income per share attributable to holders of shares of common stock for the three and six months ended September 30, 2017 and 2016 are presented below.

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to holders of shares of common stock—basic	$33,357	$20,876	$72,601	$40,287
Net income attributable to holders of shares of common stock—diluted	$33,357	$20,876	$72,601	$40,287
Denominator:
Weighted average shares of common stock outstanding—basic	62,117,998	61,134,501	62,230,177	60,860,138
Weighted average number of incremental shares issuable from unvested restricted stock and restricted stock units, as calculated using the treasury stock method	4,789,892	5,682,188	4,410,362	5,722,321
Weighted average shares of common stock outstanding—diluted	66,907,890	66,816,689	66,640,539	66,582,459
Net income per share attributable to holders of shares of common stock
Basic	$0.54	$0.34	$1.17	$0.66
Diluted	$0.50	$0.31	$1.09	$0.61

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

(13) EMPLOYEE BENEFIT PLANS

(a)	Defined Contribution Plans
The Company sponsors a 401(k) defined contribution savings plan for its domestic employees and defined contribution retirement plans for its international employees. The Company contributed approximately $486 and $386 during the three months ended September 30, 2017 and 2016, respectively, and $1,012 and $835 during the six months ended September 30, 2017 and 2016, respectively, to these defined contribution plans.

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
Following the IPO, additional awards of restricted shares have been and will be made under the Company's 2016 Incentive Award Plan (the "2016 Incentive Plan"), which became effective in August 2015 and amended in October 2017 (note 17). Under the 2016 Incentive Plan, it is anticipated that the Company will continue to grant cash- and equity-based incentive awards to eligible service providers in order to attract, motivate and retain the talent necessary to operate the Company's business. Equity-based incentive awards issued under the 2016 Incentive Plan generally vest over a four-year period. An aggregate of 24,250 restricted shares of Class A common stock were granted under the 2016 Incentive Plan to (i) two independent directors in August 2015 at $21.00 per share, (ii) two independent directors in the first quarter of fiscal 2017 at $25.21 per share, and (iii) one independent director in the first quarter of fiscal 2017 at $23.93 per share, and (vi) three independent directors in the first quarter of fiscal 2018 at $33.54 per share.
In March 2016, the FASB issued ASU No. 2016-09 which simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification in the statement of cash flows. The Company adopted ASU 2016-09 in the first quarter of fiscal 2018. The changes that impacted the Company included a requirement that excess tax benefits and deficiencies be recognized as a component of provision for income taxes on the consolidated statements of comprehensive income rather than additional paid-in capital on the consolidated statements of changes in stockholders' equity as required in the previous guidance. This change also removes the impact of the excess tax benefits and deficiencies from the calculation of diluted EPS. In addition, ASU 2016-09 no longer requires a presentation of excess tax benefits and deficiencies as both an operating outflow and financing inflow on the consolidated statements of cash flows. During the six-month period ended September 30, 2017, excess tax benefits of $9,406 were recorded as an operating activity on the consolidated statements of cash flows. The adoption of ASU 2016-09 resulted in a decrease to the provision for income taxes due to the vesting of share awards that was accelerated on February 14, 2017. The decrease to the provision occurred in the first quarter of fiscal 2018 because the Company’s tax deduction is delayed to its tax year that corresponds to the tax year that the employees report the taxable income.
The share awards are classified as equity awards at the time of grant unless the number of shares granted is unknown. Awards that are settleable in shares based upon a future determinable stock price are classified as a liability until the price is established and the resulting number of shares is known, at which time they are re-classified from liabilities to equity awards. Activity in equity classified share awards which relate to the 2006 Incentive Plan and the 2016 Incentive Plan during the six months ended September 30, 2017 and 2016 is as follows:

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

Nonvested share awards	Shares	Weighted average grant date fair value
Balance at April 1, 2016	5,903,168	$18.80
Granted	1,768,718	25.15
Vested	(1,738,902)	17.50
Forfeited/Repurchased	(319,343)	20.64
Balance at September 30, 2016	5,613,641	$21.10

Balance at April 1, 2017	3,626,270	$22.35
Granted	1,217,605	34.82
Vested	(3,733)	15.94
Forfeited/Repurchased	(106,568)	25.27
Balance at September 30, 2017	4,733,574	$25.50
Activity in liability classified share awards during the six months ended September 30, 2017 and 2016 is as follows:

Awards settleable in shares	Fair value
Balance at April 1, 2016	$13,982
Offer to grant	1,709
Share price determined-converted to cash payments	(1,687)
Share price determined-transferred to equity grants	(4,752)
Forfeited	(17)
Balance at September 30, 2016	$9,235

Balance at April 1, 2017	$12,743
Offer to grant	5,450
Share price determined-converted to cash payments	(5,920)
Forfeited	(237)
Balance at September 30, 2017	$12,036
Compensation expenses for the Company associated with both equity and liability classified awards totaled $11,764 and $10,640 for the three months ended September 30, 2017 and 2016, respectively, and $23,562 and $21,982 for the six months ended September 30, 2017 and 2016, respectively. At September 30, 2017, there was $120,727 of total unrecognized compensation cost related to unvested share awards granted under both the 2006 Incentive Plan and 2016 Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.51 years.
On February 14, 2017, in connection with the Follow-on Offering discussed in notes 1 and 3, the Company accelerated the vesting of of certain awards that were due to vest in April and May 2017. Under the terms of both the 2006 Incentive Plan and 2016 Incentive Plan, upon the vesting of awards, shares may be withheld to meet the minimum statutory tax withholding requirements. The Company satisfied such obligations upon vesting by retiring 704,528 shares upon the accelerated vesting of 1,907,890 shares.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

(14) STOCKHOLDERS' EQUITY

(a)	Class A Common Stock
In conjunction with the Company's IPO, 12,075,000 Class A shares were sold to the public by existing shareholders and 9,524 Class A shares were issued to non-employee directors. During the year ended March 31, 2017, an additional 9,200,000 Class A shares were sold to the public in the Follow-on Offering as discussed in note 1. During the six months ended September 30, 2017, 5,589 shares were issued to non-employee directors and 3,064,907 shares were converted from Class B to Class A. As of September 30, 2017, there were 2,313,240 shares of Class A common shares held by ORIX USA. Each share of Class A common stock is entitled to one vote per share.

(b)	Class B Common Stock

Each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In April 2017, the Company repurchased 71,913 shares of Class B common stock from a single employee pursuant to a contractual arrangement entered into in connection with a prior acquisition. As of September 30, 2017, there were 30,273,677 Class B shares held by the HL Voting Trust and 11,710,331 Class B shares held by ORIX USA.

(c)	Dividends
Approximately $4,109 and $5,648 of dividends previously declared related to unvested shares were unpaid at September 30, 2017 and 2016, respectively.

(d)	Stock subscriptions receivable.

Employees of the Company periodically issued notes receivable to the Company documenting loans made by the Company to such employees for the purchase of restricted shares of the Company.

(e)	Share repurchase program

In February 2017, the board of directors authorized the repurchase of up to $50 million of the Company's Class A common stock. In May 2017, the Company entered into a stock buyback program with a third-party financial institution to purchase shares of common stock. During the six months ended September 30, 2017, the Company repurchased and retired 430,237 shares of its outstanding common stock at a weighted average price of $35.17 per share, excluding commissions, for an aggregate purchase price of $15,130.554.

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
Our obligation under the loan payable to affiliate is subordinated to our obligations under the revolving credit facility with Bank of America, N.A. The scheduled aggregate repayments of the loan payable to affiliate, the loans payable to former shareholders, and the loan payable to non-affiliates are as follows:

Year ended March 31:
Remainder of 2018	$967
2019	989
2020	654
2021	575
2022	281
2023 and thereafter	12,714
Total	$16,180

The Company also provides routine indemnifications relating to certain real estate (office) lease agreements under which it may be required to indemnify property owners for claims and other liabilities arising from the Company’s use of the applicable premises. In addition, the Company guarantees the performance of its subsidiaries under certain office lease agreements. The terms of these obligations vary, and because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the maximum amount that it could be obligated to pay under such contracts. Based on historical experience and evaluation of specific indemnities, management believes that judgments, if any, against the Company related to such matters are not likely to have a material effect on the consolidated financial statements. Accordingly, the Company has not recorded any liability for these obligations as of September 30, 2017 or March 31, 2017.
In addition, an acquisition made in January 2015 included contingent consideration with a carrying value of $1,294 and $2,543 as of September 30, 2017 and 2016, respectively, and non-contingent consideration with a carrying value of $1,151 and $3,139 as of September 30, 2017 and 2016, respectively, which are both included in other liabilities in the accompanying consolidated balance sheets.
Straight-line rent expense under noncancelable operating lease arrangements and the related operating expenses were approximately $6,744 and $6,473 for the three months ended September 30, 2017 and 2016, respectively, and $13,762 and $13,296 for the six months ended September 30, 2017 and 2016, respectively. The approximate future minimum annual noncancelable rental commitments required under these agreements with initial terms in excess of one year are as follows:

Year ended March 31:
Remainder of 2018	$10,362
2019	21,239
2020	20,986
2021	20,188
2022	15,974
2023 and thereafter	41,152
Total	$129,901

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

(16) SEGMENT AND GEOGRAPHICAL INFORMATION
The Company’s reportable segments are described in note 1 and each are individually managed and provide separate services which require specialized expertise for the provision of those services. Revenues by segment represent fees earned on the various services offered within each segment. Segment profit represents each segment’s profit, which consists of segment revenues, less (1) direct expenses including compensation, employee recruitment, travel, meals and entertainment, professional fees, and bad debt and (2) expenses allocated by headcount such as communications, rent, depreciation and amortization, and office expense. The corporate expense category includes costs not allocated to individual segments, including charges related to incentive compensation and share-based payments to corporate employees, as well as expenses of senior management and corporate departmental functions managed on a worldwide basis including Offices of the Executives, Accounting, Human Resources, Human Capital Management, Marketing, Information Technology, and Compliance and Legal. The following tables present information about revenues, profit and assets by segment and geography.

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Revenues by segment:
Corporate Finance	$145,821	$100,207	$269,820	$196,243
Financial Restructuring	63,281	56,862	122,310	113,192
Financial Advisory Services	33,082	29,468	67,545	57,876
Total segment revenues (1)	$242,183	$186,537	$459,674	$367,311
Segment profit
Corporate Finance	$54,211	$27,722	$95,786	$51,094
Financial Restructuring	7,840	14,174	18,575	30,878
Financial Advisory Services	6,729	6,535	15,192	13,270
Total segment profit	68,780	48,431	129,553	95,242
Corporate expenses	(15,454)	(13,454)	(29,353)	(27,404)
Other (income) expenses, net	(200)	749	(1,706)	1,657
Income before provision for income taxes (1)	$53,526	$34,228	$101,905	$66,181

(1) Total may not sum due to rounding.

	September 30, 2017	March 31, 2017
Assets by segment:
Corporate Finance	$300,396	$316,561
Financial Restructuring	175,322	193,275
Financial Advisory Services	116,073	121,640
Total segment assets	591,791	631,476
Corporate assets	576,890	754,231
Total assets	$1,168,681	$1,385,707

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Revenues by geography:
United States	$209,715	$162,553	$410,022	$330,009
International	32,468	23,984	49,652	37,302
Total revenues	$242,183	$186,537	$459,674	$367,311

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data)

	September 30, 2017	March 31, 2017
Assets by geography:
United States	$728,708	$964,273
International	439,973	421,434
Total assets	$1,168,681	$1,385,707
(17) SUBSEQUENT EVENTS
The Company has evaluated subsequent events from the consolidated balance sheet date through the date at which the consolidated financial statements were available to be issued. As a result of that evaluation, we have determined that there were no additional subsequent events requiring disclosure in the financial statements, except as noted below.

On October 19, 2017, our board of directors approved an amendment (the “Amendment”) to the Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan (the “Plan”) reducing the number of shares of common stock available for issuance under the Plan by approximately 12.2 million shares. Under the Amendment, the aggregate number of shares of common stock that are available for issuance under awards granted pursuant to the Plan is equal to the sum of (i) 8,000,000 and (ii) any shares of our Class B common stock that are subject to awards under our Amended and Restated 2006 Incentive Compensation Plan that terminate, expire or lapse for any reason after October 19, 2017.

The number of shares available for issuance will be increased annually beginning on April 1, 2018 and ending on April 1, 2025, by an amount equal to the lowest of:

•	6,540,659 shares of our Class A common stock and Class B common stock;

•	six percent of the shares of Class A common stock and Class B common stock outstanding on the final day of the immediately preceding fiscal year; and

•	such smaller number of shares as determined by our board of directors.

On October 24, 2017, the Company's Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock, payable on December 15, 2017 to shareholders of record on December 4, 2017.

On October 25, 2017, pursuant to a registered underwritten public offering, ORIX USA sold 1,750,000 shares of our Class A common stock and certain of our former and current employees and members of our management sold 1,750,000 shares of our Class A common stock, in each case, at a price to the public of $42.00 per share, and such transaction closed on October 30, 2017. On November 3, 2017, ORIX USA sold an additional 125,000 shares of Class A common stock and our former and current employees and members of our management sold an additional 125,000 shares of Class A common stock in connection with the underwriters’ partial exercise of their option to purchase additional shares in the offering. On October 30, 2017, in connection with the offering, the Company accelerated the vesting of certain awards that were due to vest on April 30, 2018, May 15, 2018 and May 31, 2018. Under the terms of both the 2006 Incentive Plan and 2016 Incentive Plan, upon the vesting of awards, shares may be withheld to meet tax withholding requirements. The Company satisfied such obligations upon vesting by retiring 806,248 shares upon the accelerated vesting of 1,737,461 shares.

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
In managing employee compensation and benefits expense, we focus on the following: (i) the ratio of our employee compensation and benefits to fee revenue (“Compensation Ratio”), (ii) the ratio of cash compensation and benefits plus deferred stock compensation with respect to the applicable year less any forfeitures of unvested deferred stock that occurred during the applicable year to fee revenue (“Awarded Compensation Ratio”) and, (iii) for periods commencing on and after October 1, 2015, the Awarded Compensation Ratio, excluding certain equity and cash grants awarded in connection with our IPO (“Adjusted Awarded Compensation Ratio”). We believe adjusted awarded employee compensation and benefits reflect the actual compensation cost more accurately than the GAAP measure of compensation cost, which includes applicable-period cash compensation and the amortization of deferred incentive compensation principally attributable to prior periods’ deferred compensation. We target an Adjusted Awarded Compensation Ratio of approximately 65% to 66%. However, if we identify opportunities to grow fee revenue through significant expansion, to position our business during challenging market conditions for future growth or for other reasons, our Adjusted Awarded Compensation Ratio may increase to a level in excess of this target range.
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
Other (Income) Expenses, net
Other (income) expenses, net includes (i) interest income earned on non-marketable and investment securities, cash and cash equivalents, loans receivables from affiliates and employee loans, (ii) interest expense and/or gains or losses associated with our Revolving Credit Facility (defined herein), the loan payable to affiliate and loans payable to former shareholders, (iii) interest expense on the loan payable to non-affiliates, (iv) equity income and/or gains or losses from funds and partnership interests where we have more than a minor ownership interest or more than minor influence over operations but do not have a controlling interest and are not the primary beneficiary, (v) net income from investments in unconsolidated entities, which primarily represents the income associated with persons other than Houlihan Lokey that are our co-investors in a consolidated subsidiary that holds an equity method investment in an unconsolidated entity, and (vi) gains associated with the reduction of earnout liabilities.

Results of Consolidated Operations
The following is a discussion of our results of operations for the three and six months ended September 30, 2017 and 2016. For a more detailed discussion of the factors that affected the revenues and the operating expenses of our Corporate Finance, Financial Restructuring and Financial Advisory Services business segments in these periods, see Part I, Item 2 of this Form 10-Q under the heading “Business Segments” below.

	Three Months Ended September 30,			Six Months Ended September 30,
($ in thousands)	2017	2016	Change	2017	2016	Change
Fee revenue	$242,183	$186,537	30%	$459,674	$367,311	25%
Operating expenses:
Employee compensation and benefits	161,295	124,902	29%	306,804	246,706	24%
Non-compensation expenses	27,562	26,658	3%	52,671	52,767	—%
Total operating expenses	188,857	151,560	25%	359,475	299,473	20%
Operating income	53,326	34,977	52%	100,199	67,838	48%
Other (income) expenses, net	(200)	749	NM	(1,706)	1,657	NM
Income before provision for income taxes	53,526	34,228	56%	101,905	66,181	54%
Provision for income taxes	20,169	13,352	51%	29,304	25,894	13%
Net income attributable to Houlihan Lokey, Inc.	$33,357	$20,876	60%	$72,601	$40,287	80%
NM = not meaningful

Three Months Ended September 30, 2017 versus September 30, 2016
Fee revenue was $242.2 million for the three months ended September 30, 2017, compared with $186.5 million for the three months ended September 30, 2016, representing an increase of 30%. For the three months ended September 30, 2017, Corporate Finance revenues increased 46%, Financial Restructuring revenues increased 11% and Financial Advisory Services revenues increased 12%, compared with the three months ended September 30, 2016.
Operating expenses were $188.9 million for the three months ended September 30, 2017, compared with $151.6 million for the three months ended September 30, 2016, an increase of 25%. Employee compensation and benefits expenses, as a component of operating expenses, were $161.3 million for the three months ended September 30, 2017, compared with $124.9 million for the three months ended September 30, 2016, an increase of 29%. The increase in employee compensation and benefits expenses was primarily due to the growth in revenues for the quarter. The Compensation Ratio was 66.6% for the three months ended September 30, 2017, compared with 67.0% for the three months ended September 30, 2016. Non-compensation expenses, as a component of operating expenses, were $27.6 million for the three months ended September 30, 2017 and $26.7 million for the three months ended September 30, 2016. Non-compensation expenses increased as a result of higher general operating expenses during the three months ended September 30, 2017. Acquisition-related amortization of intangible assets are a component of non-compensation expenses and were $0.6 million for the three months ended September 30, 2017 and $1.0 million for the three months ended September 30, 2016.
Other (income) expenses, net decreased to $(0.2) million for the three months ended September 30, 2017, compared with $0.7 million for the three months ended September 30, 2016, primarily as a result of a net gain related to the acquisition of the Australian joint venture, lower equity method losses associated with the Australian joint venture, lower interest expense as a result of the extinguishment of the ORIX Note, and higher interest income on cash balances.
The provision for income taxes for the three months ended September 30, 2017 was $20.2 million, which reflected an effective tax rate of 37.7%. The provision for income taxes for the three months ended September 30, 2016 was $13.4 million, which reflected an effective tax rate of 39.0%. The decrease in the effective tax rate was primarily as a result of continued expected growth in our international business.

Six Months Ended September 30, 2017 versus September 30, 2016
Fee revenue was $459.7 million for the six months ended September 30, 2017, compared with $367.3 million for the six months ended September 30, 2016, representing an increase of 25%. For the six months ended September 30, 2017, Corporate Finance revenues increased 37%, Financial Restructuring revenues increased 8% and Financial Advisory Services revenues increased 17%, compared with the six months ended September 30, 2016.

Operating expenses were $359.5 million for the six months ended September 30, 2017, compared with $299.5 million for the six months ended September 30, 2016, an increase of 20%. Employee compensation and benefits expenses, as a component of operating expenses, were $306.8 million for the six months ended September 30, 2017, compared with $246.7 million for the six months ended September 30, 2016, an increase of 24%. The increase in employee compensation and benefits expenses was primarily due to the growth in revenues for the period. The Compensation Ratio was 66.7% for the six months ended September 30, 2017, compared with 67.2% for the six months ended September 30, 2016. Non-compensation expenses, as a component of operating expenses, were $52.7 million for the six months ended September 30, 2017 and $52.8 million for the six months ended September 30, 2016. Non-compensation expenses decreased slightly as a result of lower general operating expenses during the six months ended September 30, 2017. Acquisition-related amortization of intangible assets are a component of non-compensation expenses and were $1.1 million for the six months ended September 30, 2017 and $2.0 million for the six months ended September 30, 2016.
Other (income) expenses, net decreased to $(1.7) million for the six months ended September 30, 2017, compared with $1.7 million for the six months ended September 30, 2016, primarily as a result of a gain related to the reduction of an earnout liability in the period, lower interest expense as a result of the extinguishment of the ORIX note, and higher interest income on cash balances.
The provision for income taxes for the six months ended September 30, 2017 was $29.3 million, which reflected an effective tax rate of 28.8%. The provision for income taxes for the six months ended September 30, 2016 was $25.9 million, which reflected an effective tax rate of 39.1%. The decrease in the effective tax rate was primarily as a result of the adoption of ASU No. 2016-09, Compensation - Stock Compensation which resulted in a decrease to the provision for income taxes due to the vesting of share awards that was accelerated on February 14, 2017.

Business Segments
The following table presents revenues, expenses and contributions from our continuing operations by business segment. The revenues by segment represents each segment’s revenues, and the profit by segment represents profit for each segment before corporate expenses, other (income) expenses, net, and income taxes.

	Three Months Ended September 30,			Six Months Ended September 30,
($ in thousands)	2017	2016	Change	2017	2016	Change
Revenues by Segment
Corporate Finance	$145,821	$100,207	46%	$269,820	$196,243	37%
Financial Restructuring	63,281	56,862	11%	122,310	113,192	8%
Financial Advisory Services	33,082	29,468	12%	67,545	57,876	17%
Total Segment Revenues (5)	242,183	186,537	30%	459,674	367,311	25%
Segment Profit(1) (5)
Corporate Finance	54,211	27,722	96%	95,786	51,094	87%
Financial Restructuring	7,840	14,174	(45)%	18,575	30,878	(40)%
Financial Advisory Services	6,729	6,535	3%	15,192	13,270	14%
Total Segment Profit	68,780	48,431	42%	129,553	95,242	36%
Corporate Expenses (2)	(15,454)	(13,454)	15%	(29,353)	(27,404)	7%
Other (income) expenses, net	(200)	749	NM	(1,706)	1,657	NM
Income Before Provision for Income Taxes (5)	$53,526	$34,228	56%	$101,905	$66,181	54%

Segment Metrics:
Number of Managing Directors(3)
Corporate Finance	94	91	3%	94	91	3%
Financial Restructuring	40	43	(7)%	40	43	(7)%
Financial Advisory Services	40	34	18%	40	34	18%
Number of Closed Transactions/Fee Events(4)
Corporate Finance	64	56	14%	116	104	12%
Financial Restructuring	14	12	17%	32	22	45%
Financial Advisory Services	532	437	22%	842	701	20%
NM = not meaningful

(1)
We adjust the compensation expense for a business segment in situations where an employee residing in one business segment is performing work in another business segment where the revenues are accrued. We account for the compensation expense in the business segment where the employee resides.

(2)
Corporate expenses represent expenses that are not allocated to individual business segments such as Office of the Executives, Accounting, Information Technology, Compliance, Legal, Marketing, Human Capital Management and Human Resources.

(3)	As of period end.

(4)	Fee Events applicable to FAS only; a Fee Event includes any engagement that involves revenue activity during the measurement period with a revenue minimum of $1,000 (one thousand dollars).

(5)	Total may not sum due to rounding.

Corporate Finance

Three Months Ended September 30, 2017 versus September 30, 2016

Revenues for Corporate Finance were $145.8 million for the three months ended September 30, 2017, compared with $100.2 million for the three months ended September 30, 2016, representing an increase of 46%. The increase in revenues was driven by an increase in the number of closed transactions, as well as an increase in average transaction fees on closed deals. CF closed 64 transactions in the three months ended September 30, 2017, versus 56 transactions in the three months ended September 30, 2016.
Segment profit for Corporate Finance was $54.2 million for the three months ended September 30, 2017, compared with $27.7 million for the three months ended September 30, 2016. Profitability increased as a result of higher revenues as well as a decrease in employee compensation and benefits expenses as a percentage of revenues and a decrease in non-compensation expenses as a percentage of revenues.
Six Months Ended September 30, 2017 versus September 30, 2016
Revenues for Corporate Finance were $269.8 million for the six months ended September 30, 2017, compared with $196.2 million for the six months ended September 30, 2016, representing an increase of 37%. The increase in revenues was driven by an increase in the number of closed transactions, as well as an increase in average transaction fees on closed deals. CF closed 116 transactions in the six months ended September 30, 2017, versus 104 transactions in the six months ended September 30, 2016.
Segment profit for Corporate Finance was $95.8 million for the six months ended September 30, 2017, compared with $51.1 million for the six months ended September 30, 2016. Profitability increased as a result of higher revenues as well as a decrease in employee compensation and benefits expenses as a percentage of revenues and a decrease in non-compensation expenses as a percentage of revenues.
Financial Restructuring
Three Months Ended September 30, 2017 versus September 30, 2016

Revenues for Financial Restructuring were $63.3 million for the three months ended September 30, 2017, compared with $56.9 million for the three months ended September 30, 2016, representing an increase of 11%. The increase in revenues was driven by an increase in the number of closed transactions partially offset by a decline in average transaction fees on closed deals. FR closed 14 transactions in the three months ended September 30, 2017 versus 12 transactions in the three months ended September 30, 2016.
Segment profit for Financial Restructuring was $7.8 million for the three months ended September 30, 2017, compared with $14.2 million for the three months ended September 30, 2016, a decrease of 45%. Profitability decreased primarily as a result of an increase in employee compensation and benefits expenses as a percentage of revenues, partially offset by a decrease in non-compensation expenses as a percentage of revenues.

Six Months Ended September 30, 2017 versus September 30, 2016
Revenues for Financial Restructuring were $122.3 million for the six months ended September 30, 2017, compared with $113.2 million for the six months ended September 30, 2016, representing an increase of 8%. The increase in revenues was driven by an increase in the number of closed transactions, partially offset by a decline in average transaction fee on closed deals. Financial Restructuring closed 32 transactions in the six months ended September 30, 2017 versus 22 transactions in the six months ended September 30, 2016.
Segment profit for Financial Restructuring was $18.6 million for the six months ended September 30, 2017, compared with $30.9 million for the six months ended September 30, 2016, a decrease of 40%. Profitability decreased primarily as a result of an increase in employee compensation and benefits expenses as a percentage of revenues, partially offset by a decrease in non-compensation expenses as a percentage of revenues.
Financial Advisory Services
Three Months Ended September 30, 2017 versus September 30, 2016

Revenues for Financial Advisory Services were $33.1 million for the three months ended September 30, 2017, compared with $29.5 million for the three months ended September 30, 2016, representing an increase of 12%. The increase in revenues was primarily the result of strong performance by the transaction opinion, transaction advisory services, intellectual property and portfolio valuation product lines. FAS generated 532 fee events in the three months ended September 30, 2017, versus 437 fee events for the three months ended September 30, 2016.
Segment profit for Financial Advisory Services was $6.7 million for the three months ended September 30, 2017, compared with $6.5 million for the three months ended September 30, 2016 representing an increase of 14%. Profitability increased primarily as a result of higher revenues, partially offset by an increase in non-compensation expenses as a percentage of revenues.
Six Months Ended September 30, 2017 versus September 30, 2016
Revenues for Financial Advisory Services were $67.5 million for the six months ended September 30, 2017, compared with $57.9 million for the six months ended September 30, 2016, representing an increase of 17%. The increase in revenues was primarily the result of strong performance by the transaction opinion, transaction advisory services, intellectual property and portfolio valuation product lines. FAS generated 842 fee events in the six months ended September 30, 2017, versus 701 fee events for the six months ended September 30, 2016.
Segment profit for Financial Advisory Services was $15.2 million for the six months ended September 30, 2017, compared with $13.3 million for the six months ended September 30, 2016. Profitability increased primarily as a result of higher revenues, partially offset by an increase in non-compensation expenses as a percentage of revenues.
Corporate Expenses
Three Months Ended September 30, 2017 versus September 30, 2016

Corporate expenses were $15.5 million for the three months ended September 30, 2017, compared with $13.5 million for three months ended September 30, 2016. Corporate expenses increased primarily as a result of increased operating costs associated with the continued growth of the company.
Six Months Ended September 30, 2017 versus September 30, 2016
Corporate expenses were $29.4 million for the six months ended September 30, 2017, compared with $27.4 million for six months ended September 30, 2016. Corporate expenses increased primarily as a result of increased operating costs associated with the continued growth of the company.
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

Our cash and cash equivalents include cash held at banks. We have not experienced any losses in our cash accounts. We maintain moderate levels of cash on hand in support of regulatory requirements for our registered broker-dealer. At September 30,

2017, we had $94 million of cash in foreign subsidiaries. In August 2015, prior to the consummation of the IPO, we paid a dividend to our shareholders in connection with which the receivable from ORIX USA was repaid in full. A portion of the dividend was paid to ORIX USA in the form of a $45.0 million note (the "ORIX Note") that bears interest at an annual rate of LIBOR plus 165 basis points and is payable quarterly. Beginning on June 30, 2016, the Company began making required quarterly repayments of principal in the amount of $7.5 million, with the remaining principal amount due on the second anniversary of the completion of the IPO. On May 23, 2017, the remaining $15 million of the ORIX Note was repaid with interest and without penalty. Excess cash on hand in our U.K. subsidiary had been generally maintained in a receivable owned by ORIX Global Capital Ltd. (“OGC”), a U.K. subsidiary of ORIX Corporation (the “Cash Management Agreement”). OGC paid interest to us under the Cash Management Agreement at an annual rate of LIBOR plus 165 basis points, calculated and payable monthly. In May 2016, OGC notified the Company that it will no longer be accepting deposits under the agreement and repaid all outstanding amounts. In June 2017, we began investing our excess cash to generate interest income. Our excess cash may be invested from time to time in short term investments, including treasury securities, commercial paper, certificates of deposit and investment grade corporate debt securities. Please refer to note 5 for further detail.

On November 16, 2015, we issued the loan payable to non-affiliates in connection with the Leonardo transaction, which is a 14.0 million Euro note bearing interest at an annual rate of 1.50% and is payable on November 16, 2040. Under certain circumstances, the note may be paid in part or in whole over a five year period in equal annual installments. In January 2017, we paid a portion of the loan in the amount of $2.9 million. The remaining principal balance of the loan as of September 30, 2017 was $12.2 million, which included foreign currency translation adjustments.

As of September 30, 2017, our unrestricted cash and cash equivalents and investment securities were $305.9 million. As of September 30, 2017, we no longer had any restricted cash. Previously, proceeds received from the issuance of shares in a secondary public offering were required to be set aside by a contractual agreement with a related party in conjunction with a forward purchase obligation. The restriction lapsed when the related forward purchase liability was paid off on April 5, 2017.

Our liquidity is highly dependent upon cash receipts from clients which in turn are generally dependent upon the successful completion of transactions as well as the timing of receivable collections, which typically occurs within 60 days of billing. As of September 30, 2017, net accounts receivables were $39.4 million. As of September 30, 2017, unbilled work in process was $34.5 million.

We currently maintain a revolving line of credit pursuant to a loan agreement, dated as of August 18, 2015, by and among Houlihan Lokey, certain domestic subsidiaries of Houlihan Lokey party thereto and Bank of America, N.A., which provides for a revolving line of credit of $75.0 million (the “Revolving Credit Facility”). As of September 30, 2017, there were no outstanding borrowings under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility require payments of interest at the annual rate of LIBOR plus 1.00%. The loan agreement requires compliance with certain loan covenants including but not limited to the maintenance of minimum earnings before interest, taxes, depreciation and amortization of no less than $120 million as of the end of any quarterly 12-month period and certain leverage ratios including a consolidated leverage ratio of less than 1.50 to 1.00 and a consolidated fixed charge coverage ratio of greater than 1.25 to 1.00, as of the end of any quarterly 12-month period. As of September 30, 2017, we were and we expect to continue to be in compliance with such covenants. On July 28, 2017, we entered into a First Amendment to Credit Agreement which extended the maturity of the revolving line of credit from August 18, 2017 to August 18, 2019, and did not change any other material terms of the Revolving Credit Facility.

Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of our incentive compensation during the first and third quarter of each fiscal year. A summary of our operating, investing, and financing cash flows is as follows:

	Six Months Ended September 30,
($ in thousands)	2017	2016	Change
Cash provided by (used in)
Operating activities:
Net income	$72,601	$40,287	80%
Non-cash charges	29,111	24,545	19%
Other operating activities	(33,993)	(26,240)	30%
Total operating activities	67,719	38,592	75%
Investing activities	(67,683)	11,403	(694)%
Financing activities	(250,408)	(56,939)	340%
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	3,042	(3,158)	(196)%
Decrease in cash, cash equivalents, and restricted cash	(247,330)	(10,102)	NM
Cash, cash equivalents, and restricted cash—beginning of year	492,686	166,169	196%
Cash, cash equivalents, and restricted cash—end of year	$245,356	$156,067	57%

Six Months Ended September 30, 2017
Operating activities resulted in a net inflow of $67.7 million primarily attributable to (i) strong financial performance for the quarter driving increased net income, (ii) and a decrease in net uncollected accounts receivable. Investing activities resulted in a net outflow of $67.7 million primarily attributable to purchases of investment securities. Financing activities resulted in a net outflow of $250.4 million primarily related to dividends paid, shares retired under the stock repurchase program, and the settlement of the Forward Share Purchase Agreement.
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

Contractual Obligations
The aggregate amount which we are obligated to pay under Operating Leases for our office space has decreased from the amount as of March 31, 2017. At the end of our last fiscal year, the amount due was $135.9 million and as of September 30, 2017, the amount due was $129.9 million.

($ in thousands)	Payment Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating Leases	$129,901	$10,362	$42,225	$36,162	$41,152
Loans payable to former shareholders	$4,003	$967	$1,643	$856	$537
Loan payable to non-affiliates	$12,177	$—	$—	$—	$12,177

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
Exchange Rate Risk
The exchange rate of the U.S. dollar relative to the currencies in the non-U.S. countries in which we operate may have an effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities and, therefore, be reflected as a change in other comprehensive income. Our non-U.S. assets and liabilities that are sensitive to exchange rates consist primarily of trade payables and receivables, work in progress, and cash. The net impact of the fluctuation of foreign currencies in other comprehensive income within the consolidated statements of comprehensive income was $2.7 million and $(2.3) million during the three months ended September 30, 2017 and 2016, respectively, and $7.8 million and $(6.2) million during the six months ended September 30, 2017 and 2016, respectively.
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

From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. In September 2017, we entered into a foreign currency forward contract between the EURO and pound sterling with an aggregate notional value of approximately 3.5 million EURO and with a fair value representing a gain included in other operating expenses of $0.1 million during the three months ended September 30, 2017. In September 2016, we entered into a foreign currency forward contract between the U.S. dollar and pound sterling with an aggregate notional value of $3.0 million and with a fair value representing a gain included in other operating expenses of $0.2 million during the three months ended September 30, 2016.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In August 2017, the Company issued 26,492 shares of Class B common stock to certain former employees of a business acquired in 2015. The Company received no proceeds in connection with this issuance.

Purchases of Equity Securities

The following table summarizes all of the repurchases of Houlihan Lokey, Inc. equity securities during the quarter ended September 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased and Retired As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2017 - July 31, 2017	48,794	$35.31	48,794
August 1, 2017 - August 31, 2017	137,935	$35.70	137,935
Sept. 1, 2017 - Sept. 30, 2017	76,734	$36.10	76,734
Total	263,463	$35.74	263,463	$34,869,446
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

Item 3.    Defaults upon Senior Securities
None.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
The Stockholders’ Agreement, dated as of August 18, 2015, as amended and supplemented from time to time (the “Stockholders' Agreement”), by and among the Company, ORIX HLHZ Holding LLC and certain other holders party thereto provides that if, prior to the fifth anniversary of the IPO, ORIX USA’s Post-IPO Percentage Ownership (as defined in the Stockholders' Agreement) decreases below certain thresholds, the number of directors serving on the Board of Directors that ORIX USA is entitled to designate shall be reduced and the number of directors that the trustees of the HL Voting Trust are entitled to designate shall be increased accordingly. As a consequence of the consummation of the registered underwritten public offering described in note 17 (Subsequent Events) of Item 1 of this Form 10-Q, the number of directors that ORIX USA is entitled to designate has reduced from four to three and the trustees of the HL Voting Trust have the right to designate a replacement director. Within one business day of receipt of a written request by the trustees, ORIX USA has agreed to take all actions necessary to cause one of the ORIX USA-designated directors to resign from the Board.  The trustees are currently considering candidates and are in consultation with the Board, including the Company's independent directors, regarding potential director candidates.

Item 6.    Exhibits
A list of exhibits is set forth on the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOULIHAN LOKEY, INC.

Date:	November 8, 2017	/s/ SCOTT L. BEISER
Scott L. Beiser
Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2017	/s/ J. LINDSEY ALLEY
J. Lindsey Alley
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Houlihan Lokey, Inc., dated August 18, 2015	8-K	333-205610	3.1	8/21/15
3.2	Amended and Restated Bylaws of the Company, dated August 18, 2015	8-K	333-205610	3.2	8/21/15
10.1	First Amendment to Credit Agreement, dated as of July 28, 2017, among Houlihan Lokey, Inc., the Guarantors party thereto and Bank of America, N.A.	8–K	001–37537	10.1	8/1/17
10.2	Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan	8–K	001–37537	10.1	9/25/17
10.3	Amendment to Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan	8–K	001–37537	10.1	10/20/17
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS†	XBRL Instance Document					**
101.SCH†	XBRL Taxonomy Extension Schema Document					**
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document					**
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document					**
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document					**
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document					**

*	Filed herewith.
**	Furnished herewith.
†
In accordance with Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections