Form 10-Q
period 2017-12-31
HOULIHAN LOKEY, INC.
filed 2018-02-07
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 6, 2018, the registrant had 26,602,405 shares of Class A common stock, $0.001 par value per share, and 39,277,968 shares of Class B common stock, $0.001 par value per share, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data and par value)

	December 31, 2017	March 31, 2017
	(unaudited)
Assets:
Cash and cash equivalents	$197,178	$300,314
Restricted cash (note 1)	—	192,372
Investment securities (fair value of $132,769 at December 31, 2017)	132,835	—
Accounts receivable, net of allowance for doubtful accounts of $8,648 and $11,199 at December 31, and March 31, 2017, respectively	33,543	60,718
Unbilled work in process	41,528	57,682
Income taxes receivable	12,492	—
Receivable from affiliates	7,108	10,913
Property and equipment, net of accumulated depreciation of $37,438 and $32,193 at December 31, and March 31, 2017, respectively	32,171	30,416
Goodwill and other intangibles	721,689	715,343
Other assets	19,074	17,949
Total assets	$1,197,618	$1,385,707
Liabilities and Stockholders' Equity
Liabilities:
Accrued salaries and bonuses	$281,080	$336,465
Accounts payable and accrued expenses	36,717	41,655
Deferred income	3,790	3,717
Income taxes payable	—	4,937
Deferred income taxes	25,918	31,196
Forward purchase liability (note 1)	—	192,372
Loan payable to affiliate	—	15,000
Loans payable to former shareholders	3,422	5,482
Loan payable to non-affiliate	8,787	12,080
Other liabilities	9,293	12,348
Total liabilities	369,007	655,252
Redeemable noncontrolling interest	4,714	3,838
Stockholders' equity:
Class A common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 26,599,555 and 22,026,811 shares as of December 31, and March 31, 2017, respectively	27	22
Class B common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 39,291,756 and 50,883,299 shares as of December 31, and March 31, 2017, respectively	39	51
Treasury stock, at cost; 0 and 6,900,000 shares as of December 31, and March 31, 2017, respectively	—	(193,572)
Additional paid-in capital	655,108	854,750
Retained earnings	181,999	87,407
Accumulated other comprehensive loss	(13,276)	(21,917)
Stock subscription receivable	—	(124)
Total stockholders' equity	823,897	726,617
Total liabilities and stockholders' equity	$1,197,618	$1,385,707

The accompanying notes are an integral part of these unaudited interim financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands, except share and per share data)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Fee revenue(a)	$258,937	$247,680	$718,611	$614,991
Operating expenses:
Employee compensation and benefits	174,308	164,971	481,112	411,677
Travel, meals, and entertainment	8,034	4,782	19,941	15,927
Rent	7,159	7,012	21,308	20,748
Depreciation and amortization	1,971	2,277	6,120	6,898
Information technology and communications	4,424	4,631	13,666	13,482
Professional fees (b)	4,484	2,783	10,242	8,214
Other operating expenses(c)	3,538	3,401	10,025	10,940
Provision for bad debts	534	1,000	1,513	2,444
Total operating expenses	204,452	190,857	563,927	490,330
Operating income	54,485	56,823	154,684	124,661
Other (income) expenses, net(d)	(632)	1,084	(2,338)	2,741
Income before provision for income taxes	55,117	55,739	157,022	121,920
Provision for income taxes	(6,466)	21,759	22,838	47,653
Net income	$61,583	$33,980	$134,184	$74,267
Other comprehensive income, net of tax:
Foreign currency translation adjustments	880	(6,189)	8,641	(12,373)
Comprehensive income	$62,463	$27,791	$142,825	$61,894

Attributable to Houlihan Lokey, Inc. common stockholders:
Weighted average shares of common stock outstanding:
Basic	62,552,777	61,104,822	62,338,102	60,941,996
Fully Diluted	66,122,939	66,692,326	66,467,378	66,619,214
Net income per share of common stock (note 12)
Basic	$0.98	$0.56	$2.15	$1.22
Fully Diluted	$0.93	$0.51	$2.02	$1.11

(a)
including related party fee revenue of $0 and $297 during the three months ended December 31, 2017 and 2016, respectively, and $2,806 and $844 during the nine months ended December 31, 2017 and 2016, respectively.

(b)
including related party professional fees of $0 during both the three months ended December 31, 2017 and 2016, respectively, and $0 and $269 during the nine months ended December 31, 2017 and 2016, respectively.

(c)
including related party income (expense) of $78 and $(181) during the three months ended December 31, 2017 and 2016, respectively, and $212 and $35 during the nine months ended December 31, 2017 and 2016, respectively.

(d)
including related party interest expense of $0 and $187 during the three months ended December 31, 2017 and 2016, respectively, and $62 and $657 during the nine months ended December 31, 2017 and 2016, respectively. Also, including related party interest income of $24 and $23 during the three months ended December 31, 2017 and 2016, respectively, and $85 and $102 during the nine months ended December 31, 2017 and 2016, respectively. The Company recognized (gain) loss related to investments in unconsolidated entities of $(348) and $877 during the three months ended December 31, 2017 and 2016, respectively, and $(128) and $1,551 for the nine months ended December 31, 2017 and 2016, respectively.

The accompanying notes are an integral part of these unaudited interim financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Nine Months Ended December 31, 2017 and 2016
($ in thousands)
(unaudited)

	HLI Class A common stock		HLI Class B common stock		Treasury Stock
	Shares	$	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Stock subscriptions receivable	Total stockholders' equity
Balances – April 1, 2016	12,084,524	$12	53,219,303	$53	—	—	$637,332	$28,623	$(14,613)	$(247)	$651,160
Shares issued	—	—	1,800,420	2	—	—	4,626	—	—	—	4,628
Stock compensation vesting (note 13)	—	—	—	—	—	—	29,723	—	—	—	29,723
Share redemptions (note 14)	—	—	(71,913)	—	—	—	(330)	—	—	—	(330)
Dividends	—	—	—	—	—	—	—	(33,825)	—	—	(33,825)
Stock subscriptions receivable redeemed	—	—	—	—	—	—	—	—	—	124	124
Conversion of Class B to Class A shares	733,150	1	(733,150)	(1)	—	—	—	—	—	—	—
Shares issued to non-employee directors (note 13)	9,137	—	—	—	—	—	—	—	—	—	—
Shares repurchased/forfeited	—	—	(359,163)	—	—	—	—	—	—	—	—
Excess tax benefits	—	—	—	—	—	—	6,797	—	—	—	6,797
Adjustment of noncontrolling interest to redeemable value	—	—	—	—	—	—	—	(1,204)	—	—	(1,204)
Net income	—	—	—	—	—	—	—	74,267	—	—	74,267
Change in unrealized translation	—	—	—	—	—	—	—	—	(12,373)	—	(12,373)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	61,894
Balances - December 31, 2016	12,826,811	$13	53,855,497	$54	—	$—	$678,148	$67,861	$(26,986)	$(123)	$718,967

	HLI Class A common stock		HLI Class B common stock		Treasury Stock
	Shares	$	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Stock subscriptions receivable	Total stockholders' equity
Balances – April 1, 2017	22,026,811	$22	50,883,299	$51	(6,900,000)	$(193,572)	$854,750	$87,407	$(21,917)	$(124)	$726,617
Shares issued	—	—	1,306,704	1	—	—	1,961				1,962
Stock compensation vesting (note 13)	—	—	—	—	—	—	42,289				42,289
Dividends	—	—	—	—	—	—	—	(38,716)		—	(38,716)
Stock subscriptions receivable redeemed	—	—	—	—	—	—	—			124	124
Retired shares upon settlement of forward purchase agreement	—	—	(6,900,000)	(7)	6,900,000	193,572	(193,565)				—
Conversion of Class B to Class A shares	4,997,392	5	(4,997,392)	(5)	—	—	—				—
Shares issued to non-employee directors (note 13)	5,589	—	—	—	—	—	—				—
Share repurchase program (note 14)	(430,237)	—	—	—	—	—	(15,139)	—			(15,139)
Other shares repurchased/forfeited	—	—	(1,000,855)	(1)	—	—	(35,188)	—			(35,189)
Adjustment of noncontrolling interest to redeemable value								(876)			(876)
Net income								134,184			134,184
Change in unrealized translation									8,641		8,641
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	142,825
Balances - December 31, 2017	26,599,555	$27	39,291,756	$39	—	$—	$655,108	$181,999	$(13,276)	$—	$823,897

The accompanying notes are an integral part of these unaudited interim financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands, except share data)
(unaudited)

	Nine Months Ended December 31,
	2017	2016
Cash flows from operating activities:
Net income	$134,184	$74,267
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(5,277)	(78)
Provision for bad debts	1,513	2,444
Depreciation and amortization	6,120	6,898
Compensation expenses – restricted share grants (note 13)	45,925	32,854
Changes in operating assets and liabilities:
Accounts receivable	25,986	22,427
Unbilled work in process	16,209	9,544
Other assets	1,211	3,450
Accrued salaries and bonuses	(60,692)	(19,788)
Accounts payable and accrued expenses	(7,175)	8,579
Deferred income	139	1,304
Income taxes receivable	(17,429)	9,909
Net cash provided by operating activities	140,714	151,810
Cash flows from investing activities:
Purchases of investment securities	(132,835)	—
Acquisition of business, net of cash acquired	(2,675)	—
Changes in receivables from affiliates	2,780	19,210
Purchase of property and equipment, net	(6,181)	(12,832)
Net cash (used in) provided by investing activities	(138,911)	6,378
Cash flows from financing activities:
Dividends paid	(39,484)	(35,880)
Settlement of forward purchase contract	(192,372)	—
Shares purchased under stock repurchase program	(15,139)	—
Other share repurchases	(1,836)	—
Payments to settle employee tax obligations on share-based awards	(33,353)	—
Earnouts paid	—	(964)
Stock subscriptions receivable redeemed	124	124
Loans payable to former shareholders redeemed	(2,060)	(11,150)
Repayments of loans to affiliates	(15,000)	(22,500)
Borrowings from non-affiliates	—	65,000
Repayments to non-affiliates	(1,661)	(65,000)
Excess tax benefits	—	6,797
Other financing activities	187	(235)
Net cash used in financing activities	(300,594)	(63,808)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	3,283	(6,944)
(Decrease) increase in cash, cash equivalents, and restricted cash	(295,508)	87,436
Cash, cash equivalents, and restricted cash – beginning of period	492,686	166,169
Cash, cash equivalents, and restricted cash – end of period	$197,178	$253,605
Supplemental disclosures of noncash activities:
Fully depreciated assets written off	$38	$829
Shares issued via vesting of liability classified awards	—	4,754
Shares issued as consideration for acquisitions	—	457
Cash paid during the year:
Interest	$509	$1,238
Taxes	45,545	29,703

The accompanying notes are an integral part of these unaudited interim financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or otherwise stated)

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
In addition, prior to the consummation of the IPO, the Company distributed to its existing owners a dividend of $270.0 million, consisting of (i) a short-term note in the aggregate amount of $197.2 million, which was repaid immediately after the consummation of the IPO, and was allocated $94.5 million to ORIX USA and $102.7 million to the HL Holders, (ii) a note to ORIX USA in the amount of $45.0 million (see note 9), and (iii) certain of our non-operating assets to certain of the HL Holders (consisting of non-marketable minority equity interests in four separate businesses that ranged in carrying value from $2.5 million to $11.0 million, and were valued in the aggregate at approximately $22.8 million as of June 30, 2015), together with $5.0 million in cash to be used to complete a potential additional investment and in the administration of these assets in the future. All issued and outstanding Fram shares were converted to HL, Inc. common stock at a ratio of 10.425 shares for each share of Fram stock. Immediately following the IPO, there were two classes of authorized HL, Inc. common stock: Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. As of December 31, 2017, there were 26,137,065 Class A shares held by the public, and 24,250 and 438,240 Class A shares were held by non-employee directors and ORIX USA, respectively, 27,581,425 Class B shares held by the HL Voting Trust, and 11,710,331 Class B shares held by ORIX USA.
The Company did not receive any proceeds from the sale of its Class A common stock in the IPO.
Expenses related to the corporate reorganization and IPO recorded in the consolidated statements of comprehensive income include the following:

•
$7,206 and $3,583 of compensation expenses associated with the amortization of restricted stock granted in connection with the IPO during the three months ended December 31, 2017 and 2016, respectively, and $14,365 and $10,680 during the nine months ended December 31, 2017 and 2016, respectively; amortization expense of restricted stock granted in connection with the IPO is being recognized over a four and one-half year vesting period; and

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or otherwise stated)

•
$2,680 and $2,872 of compensation expenses associated with the accrual of certain deferred cash payments granted in connection with the IPO during the three months ended December 31, 2017 and 2016, respectively, and $8,132 and $8,781 during the nine months ended December 31, 2017 and 2016, respectively; accrual expense of deferred cash payments granted in connection with the IPO is being recognized over a four and one-half year vesting period.

On February 14, 2017, pursuant to a registered underwritten public offering, we issued and sold 6,000,000 shares of our Class A common stock and certain of our former and current employees and members of our management (the "Selling Stockholders") sold 2,000,000 shares of our Class A common stock, in each case, at a price to the public of $29.25 per share (the "February Follow-on Offering"). On March 15, 2017, we issued and sold an additional 900,000 shares of Class A common stock and the Selling Stockholders sold an additional 300,000 shares of Class A common stock in connection with the underwriters' exercise in full of their option to purchase additional shares in the February Follow-on Offering.
In connection with, and prior to, the February Follow-on Offering, on February 6, 2017, we entered into a Forward Share Purchase Agreement (the "Forward Share Purchase Agreement"), with an indirect wholly owned subsidiary of ORIX USA pursuant to which we agreed to repurchase from ORIX USA on April 5, 2017 the number of shares of our Class B common stock equal to the number of shares of our Class A common stock sold by us in the February Follow-on Offering (including any shares sold upon the exercise by the underwriters of their option to purchase additional shares of our Class A common stock) for a purchase price per share equal to the public offering price in the February Follow-on Offering less underwriting discounts and commissions. The cash proceeds from the Follow-on Offering that were used to consummate the purchase pursuant to the Forward Share Purchase Agreement were held in an escrow account as of March 31, 2017 and presented as restricted cash as discussed in note 2. On April 5, 2017 we settled the transaction provided for in the Forward Share Purchase Agreement and acquired 6,900,000 shares of Class B common stock from ORIX USA using the net proceeds we received from the February Follow-on Offering. In accordance with the terms of the Forward Share Purchase Agreement, the purchase price per share was reduced by the per share amount of the dividend paid to ORIX USA on the shares of our Class B common stock subject to the Forward Share Purchase Agreement prior to the settlement of such transaction. As the Forward Share Purchase Agreement required physical settlement by purchase of a fixed number of shares in exchange for cash, the 6,900,000 shares that were purchased are excluded from the Company's calculation of basic and diluted earnings per share in the Company's financial statements for the years ended March 31, 2018 and 2017. In addition, as the agreement provides for the refund of any dividends paid during the term on the underlying Class A common stock, such shares are not classified as participating securities and the Company does not apply the two-class method for calculating its earnings per share.
On October 25, 2017, pursuant to a registered underwritten public offering, ORIX USA sold 1,750,000 shares of our Class A common stock and certain of our former and current employees and members of our management sold 1,750,000 shares of our Class A common stock, in each case, at a price to the public of $42.00 per share, and such transaction closed on October 30, 2017 (the "October Follow-on Offering"). On November 3, 2017, ORIX USA sold an additional 125,000 shares of Class A common stock and our former and current employees and members of our management sold an additional 125,000 shares of Class A common stock in connection with the underwriters’ partial exercise of their option to purchase additional shares in the offering.

The Company offers financial services and financial advice to a broad clientele located throughout the United States of America, Europe, and the Asia-Pacific region. The Company has U.S. offices in Los Angeles, San Francisco, Chicago, New York City, Minneapolis, McLean (Virginia), Dallas, Houston, Miami, and Atlanta as well as foreign offices in London, Paris, Frankfurt, Madrid, Amsterdam, Dubai, Sydney, Tokyo, Hong Kong, Beijing and Singapore. Together, the Company and its subsidiaries form an organization that provides financial services to meet a wide variety of client needs. The Company concentrates its efforts toward the earning of professional fees with focused services across the following three business segments:

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
(All tables and balances are in thousands, except share data or otherwise stated)

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
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC") and include all information and footnotes required for consolidated financial statement presentation. The results of operations for the three and nine months ended December 31, 2017 are not necessarily indicative of the results of operations to be expected for the year ending March 31, 2018. The unaudited interim consolidated financial statements and notes to consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2017.

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
(All tables and balances are in thousands, except share data or otherwise stated)

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
The majority of the Company’s operating expenses are related to compensation for employees, which includes the amortization of the relevant portion of the Company’s share-based incentive plans (note 13). Other examples of operating expenses include: travel, meals and entertainment; rent; depreciation and amortization; information technology and communications; professional fees; and other operating expenses, which include such items as office expenses, business license and registration fees, non-income-related taxes, legal expenses, related-party support services, and charitable contributions. During the three months ended December 31, 2017 and 2016, the Company received reimbursements of $6,886 and $7,653, respectively, and $22,258 and $22,214 during the nine months ended December 31, 2017 and 2016, respectively, from customers for out-of-pocket expenses incurred by the Company that are presented net against the related expenses in the accompanying consolidated statements of comprehensive income.

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or otherwise stated)

From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. In December 2017, we entered into foreign currency forward contracts between the EURO and pound sterling with an aggregate notional value of approximately 10.5 million EURO and with a fair value representing a gain included in other operating expenses of $117 during the three months ended December 31, 2017. In December 2016, we entered into a foreign currency forward contract between the U.S. dollar and pound sterling with an aggregate notional value of $3.0 million and with a fair value representing a loss included in other operating expenses of $245 during the three months endedDecember 31, 2016.

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
Cash and cash equivalents include cash held at banks and highly liquid investments with original maturities of three months or less. As of December 31, 2017 and March 31, 2017, the Company had cash balances with banks in excess of insured limits. The Company has not experienced any losses in its cash accounts and believes it is not exposed to any significant credit risk with respect to cash and cash equivalents.

(i)	Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same such amounts shown in the statement of cash flows.

	December 31, 2017	March 31, 2017
Cash and cash equivalents	$197,178	$300,314
Restricted cash	—	192,372
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$197,178	$492,686
Amounts included in restricted cash at March 31, 2017 represented those received from the issuance of shares in the February Follow-on Offering and required to be set aside pursuant to the Forward Share Purchase Agreement (notes 1 and 3). The restriction lapsed when the related forward purchase liability was paid off.

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
(All tables and balances are in thousands, except share data or otherwise stated)

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
See Note 11 - Income Taxes for a discussion of the impact of the Tax Cuts and Jobs Act and the accounting related thereto.

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
When HL CA was acquired by Fram in January 2006, approximately $392,600 of goodwill and $192,210 of indefinite-lived intangible assets were generated and recognized. In accordance with ASC Topic 805, Business Combinations, since HL CA was wholly owned by Fram, this goodwill and all other purchase accounting-related adjustments were pushed down to the Company’s reporting level. Through both foreign and domestic acquisitions made directly by HL CA and the Company since 2006, additional goodwill of approximately $134,447, inclusive of foreign currency translations, has been recognized.
Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. Goodwill is reviewed for impairment in accordance with Accounting Standards Update (ASU) No. 2011-08, Testing Goodwill for Impairment, which permits management to make a qualitative assessment of whether it is more likely than not that one of its reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If management concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then management would not be required to perform the two-step impairment test for that reporting unit. If the assessment indicates that it is more likely than not that the reporting unit’s fair value is less than its carrying value, management must test further for impairment utilizing a two-step process. Step 1 compares the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds the estimated fair value, an impairment exists and is measured in Step 2 as the excess of the recorded amount of goodwill over the implied fair value of goodwill resulting from the valuation of the reporting unit. Impairment testing of goodwill requires a significant amount of judgment in assessing qualitative factors and estimating the fair value of the reporting unit, if necessary. The fair value is determined using an estimated market value approach, which considers estimates of future after tax cash flows, including a terminal value based on market earnings multiples, discounted at an appropriate market rate. As of December 31, 2017 and 2016, management concluded that it was not more likely than not that the Company’s reporting units’ fair value was less than their carrying amount and no further impairment testing had been considered necessary.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or otherwise stated)

Indefinite-lived intangible assets are reviewed annually for impairment in accordance with ASU 2012-02, Testing Indefinite-lived Intangible Assets for Impairment, which provides management the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. As of December 31, 2017 and 2016, management concluded that it was not more likely than not that the fair values were less than the carrying values.
Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group (inclusive of other long-lived assets) be tested for possible impairment, management first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of and during the three and nine months ended December 31, 2017 and 2016, no events or changes in circumstances were identified that indicated that the carrying amount of the finite-lived intangible assets were not recoverable.

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
In February 2016, the FASB issued ASU No. 2016-02, Leases. The amendments in this ASU requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right-of-use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonable certain to exercise an option to extend the lease, exercise a purchase option, or not exercise an option to terminate the lease. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018 (year ending March 31, 2020 for the Company). Early application is permitted. The Company is currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements. See Note 15 for a summary of our undiscounted minimum rental commitments under operating leases as of December 31, 2017.
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
(All tables and balances are in thousands, except share data or otherwise stated)

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
(3) RELATED PARTY TRANSACTIONS
The Company provides financial advisory services to ORIX USA, Infrastructure Holdings, and their affiliates and received fees for these services totaling approximately $0 and $297 during the three months ended December 31, 2017 and 2016, respectively, and $2,806 and $844 during the nine months ended December 31, 2017 and 2016, respectively.
The Company provides certain management and administrative services for the Company's unconsolidated entities and receives fees for these services. These fees are reduced by the compensation costs incurred by the unconsolidated entities for certain administrative staff members. As a result, the Company received net fees of $78 and incurred net expenses of $181 during the three months ended December 31, 2017 and 2016, respectively, and received net fees of $212 and $35 during the nine months ended December 31, 2017 and 2016, respectively.
In connection with the IPO, ORIX USA and the Company entered into a Transition Services Agreement, pursuant to which ORIX USA provided services for Sarbanes-Oxley compliance, internal audit, and other services for specified fees. Expenses incurred by the Company related to these services were $0 during both three months ended December 31, 2017 and 2016, and $0 and $269 for the nine months ended December 31, 2017 and 2016, respectively, which are included in professional fees in the accompanying consolidated statements of comprehensive income. To the extent that ORIX USA and its affiliates pay for expenses of the Company, ORIX USA is reimbursed for such payments by the Company.
The Company carried a receivable from affiliate of ORIX USA with an outstanding balance of $20,136 and that bore interest at a variable rate that was approximately 2.13% as of March 31, 2016, and was repaid in full in May 2016. Interest income earned by the Company related to cash balances held by the affiliate of ORIX USA was $0 during both three months ended December 31, 2017 and 2016, and $0 and $33 for the nine months ended December 31, 2017 and 2016, respectively.
In November 2015, the Company entered into a joint venture arrangement with Leonardo & Co. NV, a European-based investment banking firm ("Leonardo"), in relation to Leonardo's Italian business by means of acquisition of a minority (49%) interest. In conjunction with this transaction, a subsidiary of the Company loaned the joint venture 5,500 euro ($6,009 as of December 31, 2017) which is included in receivables from affiliates and which bears interest at 1.5% and matures no later than November 2025. Interest income earned by the Company related to this receivable from affiliate was approximately $24 and $23 during the three months ended December 31, 2017 and 2016, respectively, and $72 and $69 for the nine months ended December 31, 2017 and 2016, respectively. Included in receivables from affiliates is also reimbursable third party costs incurred on behalf of Leonardo totaling approximately $1,366 and $1,424 as of December 31, 2017 and March 31, 2017, respectively.
As described in note 1 above, in connection with, and prior to, the February Follow-on Offering, on February 6, 2017, the Company entered into the Forward Share Purchase Agreement, pursuant to which the Company agreed to repurchase from ORIX USA on April 5, 2017 the number of shares of our Class B common stock equal to the number of shares of our Class A common stock sold by the Company in the February Follow-on Offering (including any shares sold upon the exercise by the underwriters of their option to purchase additional shares of our Class A common stock) for a purchase price per share equal to the public offering price in the February Follow-on Offering less underwriting discounts and commissions.  On April 5, 2017, the Company settled the transaction provided for in the Forward Share Purchase Agreement and acquired 6,900,000 shares of Class B common stock from ORIX USA using the net proceeds we received from the February Follow-on Offering and the shares were retired.  In accordance with the terms of the Forward Share Purchase Agreement, the purchase price per share under the Forward Share Purchase Agreement was reduced by the per share amount of the dividend paid to ORIX USA on the shares of our Class B common stock subject to the Forward Share Purchase Agreement prior to the settlement of the transaction.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or otherwise stated)

The Company paid a quarterly dividend to its shareholders, of which approximately $8,177 and $11,022 was paid to ORIX USA during the nine months ended December 31, 2017 and 2016, respectively.

In July 2017, the Company purchased the remaining interest of Houlihan Lokey (Australia) Pty Limited ("HL Australia"), which was historically operating as our joint venture in Australia. As part of the consideration paid, a loan receivable from certain principals of the joint venture was forgiven. In addition, as a result of the acquisition we eliminated from our consolidated financial statements as of December 31, 2017 a loan agreement entered into with HL Australia in February 2017 for AUD 2,500 ($2,001 as of July 31, 2017) which bore interest at 2.0% and was previously included in receivables from affiliates. Interest income earned by the Company related to this receivable from affiliate was approximately $0 and $13 for the three and nine months ended December 31, 2017, respectively.
Other assets in the accompanying consolidated balance sheets includes loans receivable from certain employees of $6,994 and $5,865 as of December 31, 2017, and March 31, 2017, respectively.
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
The following table presents information about the Company's financial assets, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	December 31, 2017
	Level I	Level II	Level III	Total
Certificates of deposit	$—	$10,073	$—	$10,073
Corporate debt securities	—	107,172	—	107,172
U.S. Treasury Securities	15,524	—	—	15,524
Total asset measured at fair value	$15,524	$117,245	$—	$132,769

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or otherwise stated)

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

The Company had no transfers between fair value levels during the three and nine months ended December 31, 2017.

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
(5) INVESTMENT SECURITIES
The amortized cost, gross unrealized gains (losses), and fair value of securities held to maturity as of December 31, 2017 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$107,245	$2	$(75)	$107,172
Certificate of deposit	10,073	—	—	10,073
U.S. Treasury Securities	15,517	15	(8)	15,524
Total securities with unrealized gains	$132,835	$17	$(83)	$132,769
Scheduled maturities of the Company's debt securities within the investment securities portfolio as of December 31, 2017 were as follows:

	Amortized Cost	Estimated Fair Value
Due within one year	$132,835	$132,769
The Company has the ability and intent to hold the corporate debt securities to maturity until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity, and has not incurred credit losses on such debt securities. The Company does not consider such unrealized loss positions to be other-than-temporarily impaired as of December 31, 2017.

(6) ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017		2016
Balance-Beginning	$9,785	$7,847	$11,199	4,266	$4,266
Provision for bad debt	534	1,000	1,513	1,444	2,444
(Write-off) recovery of uncollectible accounts	(1,671)	(329)	(4,064)	2,137	1,808
Balance-Ending	$8,648	$8,518	$8,648		$8,518

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or otherwise stated)

(7) PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation consist of the following:

	Useful Lives	December 31, 2017	March 31, 2017
Equipment	5 Years	$7,585	$6,731
Furniture and fixtures	5 Years	19,048	18,171
Leasehold improvements	10 Years	30,714	26,298
Computers and software	3 Years	11,144	10,319
Other	N/A	1,118	1,090
Total cost		69,609	62,609
Less accumulated depreciation		(37,438)	(32,193)
Total net book value		$32,171	$30,416
Additions to property and equipment during the nine months ended December 31, 2017 were primarily related to costs incurred to furnish new leased office space and refurbish existing space.
Depreciation expense of approximately $1,563 and $1,575 was recognized during the three months ended December 31, 2017 and 2016, respectively, and $4,631 and $4,204 was recognized during the nine months ended December 31, 2017 and 2016, respectively.
(8) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangibles consist of the following.

	Useful Lives	December 31, 2017	March 31, 2017
Goodwill	Indefinite	$527,047	$519,487
Tradename-Houlihan Lokey	Indefinite	192,210	192,210
Other intangible assets	Varies	15,189	14,829
Total cost		734,446	726,526
Less accumulated amortization		(12,757)	(11,183)
Total net book value (before taxes)		$721,689	$715,343
Deferred tax liability (a)		(50,551)	(77,184)
Total net book value		$671,138	$638,159

(a)	Change related to the Tax Cuts and Jobs Act which was enacted into law on December 22, 2017. See Note 11 - Income Taxes for further details.
Goodwill attributable to the Company’s business segments are as follows:

Business Segments	April 1, 2017	Changes (b)	December 31, 2017
Corporate Finance	$265,260	$7,011	$272,271
Financial Restructuring	162,512	549	163,061
Financial Advisory Services	91,715	—	91,715
Total	$519,487	$7,560	$527,047

(b)	Changes were related the acquisition of HL Australia and foreign currency translation adjustments.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or otherwise stated)

Amortization expense of approximately $408 and $702 was recognized during the three months ended December 31, 2017 and 2016, respectively, and $1,489 and $2,694 was recognized for the nine months ended December 31, 2017 and 2016, respectively. The estimated future amortization for amortizable intangible assets for each of the next five years are as follows:

Year Ended March 31,
Remainder of 2018	$236
2019	671
2020	576
2021	371
2022	157

(9) LOANS PAYABLE
In August 2015, prior to the IPO the Company paid a dividend to its shareholders, a portion of which was paid to ORIX USA in the form of a $45.0 million note that bore interest at a rate of LIBOR plus 165 basis points or 3.76% and 3.45% as of December 31, 2017 and March 31, 2017, respectively. The Company paid interest on the note of $0 and $187 for the three months ended December 31, 2017 and 2016, respectively, and $62 and $657 for the nine months ended December 31, 2017 and 2016, respectively. Beginning on June 30, 2016, the Company was required to make quarterly repayments of principal in the amount of $7,500, with the remaining principal amount due on the second anniversary of the completion of the IPO. The loan was repaid in full in May 2017.
In August 2015, the Company entered into a revolving line of credit with Bank of America, N.A., which allows for borrowings of up to $75.0 million and originally matured in August 2017. On July 28, 2017, the Company extended the maturity date of the revolving credit facility to August 18, 2019 (or if such date is not a business day, the immediately preceding business day). The agreement governing this facility provides that borrowings bear interest at an annual rate of LIBOR plus 1.00%, commitment fees apply to unused amounts, and contains debt covenants which require that the Company maintain certain financial ratios. As of December 31, 2017, no principal was outstanding under the line of credit. The Company paid interest and unused commitment fees of $57 and $56 for the three months ended December 31, 2017 and 2016, respectively, and $171 and $344 for the nine months ended December 31, 2017 and 2016, respectively, under the line of credit.

Prior to the IPO, Fram maintained certain loans payable to former shareholders consisting of unsecured notes payable which were transferred to the Company in conjunction with the IPO. The interest rate on the individual notes was 2.84% and 2.31% as of December 31, 2017 and 2016, respectively, and the maturity dates range from 2018 to 2027. The Company incurred interest expense on these notes of $28 and $35 for the three months ended December 31, 2017 and 2016, respectively, and $99 and $167 during the nine months ended December 31, 2017 and 2016, respectively.

In November 2015, the Company acquired the investment banking operations of Leonardo in Germany, the Netherlands, and Spain, and made a 49% investment in Leonardo's operations in Italy. Total consideration included an unsecured loan of 14.0 million euro payable on November 16, 2040, which is included in loan payable to non-affiliates in the accompanying consolidated balance sheets. Under certain circumstances, the note may be paid in part or in whole over a five year period in equal annual installments. This loan bears interest at an annual rate of 1.50%. In January 2017 and November 2017, we paid a portion of this loan in the amount of $2.9 million and $3.4 million, respectively. The Company incurred interest expense on this loan of $44 and $51 for the three months ended December 31, 2017 and 2016, respectively, and $141 and $169 for the nine months ended December 31, 2017 and 2016, respectively.
See note 15 for aggregated 5-year maturity table on loans payable.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or otherwise stated)

(10) OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS
The only component of other comprehensive income (loss) relates to foreign currency translation adjustments of $880 and $(6,189) for the three months ended December 31, 2017 and 2016, respectively, and $8,641 and $(12,373) for the nine months ended December 31, 2017 and 2016, respectively. The change in foreign currency translation was impacted by the vote in the U.K. to withdraw from the European Union. We are currently in a two-year time period in which the terms of withdrawal will be negotiated and there may be impacts on our European business that are unknown at this time. We believe the change in foreign currency translation will become more volatile, but we do not expect this to have a material impact on our operating results and financial position.

Accumulated other comprehensive loss at December 31, 2017 was comprised of the following:

Balance, April 1, 2017	$(21,917)
Foreign currency translation adjustment	8,641
Balance, December 31, 2017	$(13,276)

(11) INCOME TAXES
The Company’s provision (benefit) for income taxes was $(6,466) and $22,838 for the three and nine months ended December 31, 2017, respectively, and $21,759 and $47,653 for the three and nine months ended December 31, 2016, respectively. This represents effective tax rates of (11.7)% and 14.5% for three and nine months ended December 31, 2017, respectively, and 39.0% and 39.1% for three and nine months ended December 31, 2016, respectively. The decreases in the Company's tax rate during the three and nine month periods ended December 31, 2017 relative to the same periods in 2016 were primarily a result of the Tax Cuts and Jobs Act (the "Tax Act") which was enacted into law on December 22, 2017 and the adoption of ASU 2016-09, Compensation - Stock Compensation which resulted in a decrease to the provision for income taxes due to the vesting of share awards that were accelerated during the quarters ended June 30, 2017 and December 31, 2017.

The Tax Act reduced the U.S. federal corporate tax rate from 35.0% to 21.0% for all corporations effective January 1, 2018. For fiscal year companies, the change in law requires the application of a blended rate for each quarter of the fiscal year, which in the Company’s case is 31.5% for the fiscal year ending March 31, 2018. Thereafter, the applicable statutory rate is 21.0%.

ASC 740 requires all companies to reflect the effects of the new law in the period in which the law was enacted. Accordingly, the Company reduced the statutory rate that applies to its year-to-date earnings from 35.0% to 31.5%. In addition, the Company remeasured its deferred tax assets and liabilities based on the new rate, as well as recorded a one-time deemed repatriation tax (a “toll charge”) on its foreign earnings. The combined result of the Tax Act resulted in a tax benefit of $(16,867) during the three months ended December 31, 2017.

The impacts of the Tax Act, including both the adjustment to the deferred tax accounts and the toll charge, are the Company’s best estimates based on the information that is available at the time of these financial statements and may change as additional information becomes available. Adjustments to deferred tax expense could arise if the actual timing of future deferred tax reversals and originations differs from current estimates. As for the toll charge, the calculation involves a number of variables and assumptions, including state tax impacts, which will continue to be refined by the Company from the fourth quarter through the filing date of the Company’s federal and state tax returns.  In addition, the Tax Act is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury Department and the Internal Revenue Service (“IRS”), any of which could affect the estimates included in the provision. Furthermore, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. If an adjustment related to the Tax Act is required, it will be reflected as a discrete expense or benefit in the quarter that it is identified, as allowed by SEC Staff Accounting Bulletin No. 118.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or otherwise stated)

(12) NET INCOME PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
The calculations of basic and diluted net income per share attributable to holders of shares of common stock for the three and nine months ended December 31, 2017 and 2016 are presented below.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Numerator:
Net income attributable to holders of shares of common stock—basic	$61,583	$33,980	$134,184	$74,267
Net income attributable to holders of shares of common stock—diluted	$61,583	$33,980	$134,184	$74,267
Denominator:
Weighted average shares of common stock outstanding—basic	$62,552,777	$61,104,822	$62,338,102	$60,941,996
Weighted average number of incremental shares issuable from unvested restricted stock and restricted stock units, as calculated using the treasury stock method	$3,570,162	$5,587,504	$4,129,276	$5,677,218
Weighted average shares of common stock outstanding—diluted	$66,122,939	$66,692,326	$66,467,378	$66,619,214
Net income per share attributable to holders of shares of common stock
Basic	$0.98	$0.56	$2.15	$1.22
Diluted	$0.93	$0.51	$2.02	$1.11

(13) EMPLOYEE BENEFIT PLANS

(a)	Defined Contribution Plans
The Company sponsors a 401(k) defined contribution savings plan for its domestic employees and defined contribution retirement plans for its international employees. The Company contributed approximately $1,293 and $1,154 during the three months ended December 31, 2017 and 2016, respectively, and $2,305 and $1,989 during the nine months ended December 31, 2017 and 2016, respectively, to these defined contribution plans.

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or otherwise stated)

Following the IPO, additional awards of restricted shares have been and will be made under the Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan (the "2016 Incentive Plan"), which became effective in August 2015 and amended in October 2017 (note 17). Under the 2016 Incentive Plan, it is anticipated that the Company will continue to grant cash- and equity-based incentive awards to eligible service providers in order to attract, motivate and retain the talent necessary to operate the Company's business. Equity-based incentive awards issued under the 2016 Incentive Plan generally vest over a four-year period. An aggregate of 24,250 restricted shares of Class A common stock were granted under the 2016 Incentive Plan to (i) two independent directors in August 2015 at $21.00 per share, (ii) two independent directors in the first quarter of fiscal 2017 at $25.21 per share, and (iii) one independent director in the first quarter of fiscal 2017 at $23.93 per share, and (vi) three independent directors in the first quarter of fiscal 2018 at $33.54 per share.
In March 2016, the FASB issued ASU No. 2016-09 which simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification in the statement of cash flows. The Company adopted ASU 2016-09 in the first quarter of fiscal 2018. The changes that impacted the Company included a requirement that excess tax benefits and deficiencies be recognized as a component of provision for income taxes on the consolidated statements of comprehensive income rather than additional paid-in capital on the consolidated statements of changes in stockholders' equity as required in the previous guidance. This change also removes the impact of the excess tax benefits and deficiencies from the calculation of diluted EPS. In addition, ASU 2016-09 no longer requires a presentation of excess tax benefits and deficiencies as both an operating outflow and financing inflow on the consolidated statements of cash flows. During the nine-month period ended December 31, 2017, excess tax benefits of $18,853 were recorded as an operating activity on the consolidated statements of cash flows. The adoption of ASU 2016-09 resulted in a decrease to the provision for income taxes due to the vesting of share awards that was accelerated on February 14, 2017. The decrease to the provision occurred in the first quarter of fiscal 2018 because the Company’s tax deduction is delayed to its tax year that corresponds to the tax year that the employees report the taxable income.
The share awards are classified as equity awards at the time of grant unless the number of shares granted is unknown. Awards that are settleable in shares based upon a future determinable stock price are classified as a liability until the price is established and the resulting number of shares is known, at which time they are re-classified from liabilities to equity awards. Activity in equity classified share awards which relate to the 2006 Incentive Plan and the 2016 Incentive Plan during the nine months ended December 31, 2017 and 2016 is as follows:

Nonvested share awards	Shares	Weighted average grant date fair value
Balance at April 1, 2016	5,903,168	$18.80
Granted	1,782,441	25.19
Vested	(1,753,827)	16.48
Forfeited/Repurchased	(359,163)	19.35
Balance at December 31, 2016	5,572,619	$21.54

Balance at April 1, 2017	3,626,270	$22.35
Granted	1,235,779	34.86
Vested	(934,946)	24.32
Forfeited/Repurchased	(928,942)	24.50
Balance at December 31, 2017	2,998,161	$26.23

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or otherwise stated)

Activity in liability classified share awards during the nine months ended December 31, 2017 and 2016 is as follows:

Awards settleable in shares	Fair value
Balance at April 1, 2016	$13,982
Offer to grant	1,709
Share price determined-converted to cash payments	(1,687)
Share price determined-transferred to equity grants	(4,752)
Forfeited	(17)
Balance at December 31, 2016	$9,235

Balance at April 1, 2017	$12,743
Offer to grant	5,450
Share price determined-converted to cash payments	(5,920)
Forfeited	(227)
Balance at December 31, 2017	$12,046
Compensation expenses for the Company associated with both equity and liability classified awards totaled $22,363 and $10,871 for the three months ended December 31, 2017 and 2016, respectively, and $45,925 and $32,854 for the nine months ended December 31, 2017 and 2016, respectively. At December 31, 2017, there was $76,352 of total unrecognized compensation cost related to unvested share awards granted under both the 2006 Incentive Plan and 2016 Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.85 years.
On February 14, 2017, in connection with the February Follow-on Offering discussed in notes 1 and 3, the Company accelerated the vesting of certain awards that were due to vest in April and May 2017. On October 30, 2017, in connection with the February Follow-on Offering discussed in notes 1 and 3, the Company accelerated the vesting of certain awards that were due to vest in April and May 2018. Under the terms of both the 2006 Incentive Plan and 2016 Incentive Plan, upon the vesting of awards, shares may be withheld to meet the minimum statutory tax withholding requirements. The Company satisfied such obligations upon vesting by retiring 704,528 shares upon the accelerated vesting of 1,907,890 shares and 806,248 shares upon the accelerated vesting of 1,737,461 shares in February 2017 and October 2017, respectively.

On October 19, 2017, our board of directors approved an amendment (the “Amendment”) to the 2016 Incentive Plan reducing the number of shares of common stock available for issuance under the 2016 Incentive Plan by approximately 12.2 million shares. Under the Amendment, the aggregate number of shares of common stock that are available for issuance under awards granted pursuant to the 2016 Incentive Plan is equal to the sum of (i) 8.0 million and (ii) any shares of our Class B common stock that are subject to awards under our 2006 Incentive Plan that terminate, expire or lapse for any reason after October 19, 2017.

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
(All tables and balances are in thousands, except share data or otherwise stated)

(14) STOCKHOLDERS' EQUITY

(a)	Class A Common Stock
In conjunction with the Company's IPO, 12,075,000 Class A shares were sold to the public by existing shareholders and 9,524 Class A shares were issued to non-employee directors. During the year ended March 31, 2017, an additional 9,200,000 Class A shares were sold to the public in the February Follow-on Offering as discussed in note 1. During the nine months ended December 31, 2017, 5,589 shares were issued to non-employee directors and 4,997,392 shares were converted from Class B to Class A and in October and November 2017 an additional 3,750,000 Class A shares were sold to the public in a Follow-on Offering as discussed in note 1. As of December 31, 2017, there were 438,240 shares of Class A common shares held by ORIX USA. Each share of Class A common stock is entitled to one vote per share.

(b)	Class B Common Stock

Each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In April 2017, the Company settled its $192,372 forward purchase obligation with a related party and the funds held in escrow were released and the related 6,900,000 Class B shares were retired. In April 2017, the Company repurchased 71,913 shares of Class B common stock from a single employee pursuant to a contractual arrangement entered into in connection with a prior acquisition. As of December 31, 2017, there were 27,581,425 Class B shares held by the HL Voting Trust and 11,710,331 Class B shares held by ORIX USA.

(c)	Dividends
Approximately $3,530 and $6,017 of dividends previously declared related to unvested shares were unpaid at December 31, 2017 and 2016, respectively.

(d)	Stock subscriptions receivable.

Employees of the Company periodically issued notes receivable to the Company documenting loans made by the Company to such employees for the purchase of restricted shares of the Company.

(e)	Share repurchase program

In February 2017, the board of directors authorized the repurchase of up to $50.0 million of the Company's Class A common stock. In May 2017, the Company entered into a stock buyback program with a third-party financial institution to purchase shares of common stock. During the nine months ended December 31, 2017, the Company repurchased and retired 430,237 shares of its outstanding common stock at a weighted average price of $35.17 per share, excluding commissions, for an aggregate purchase price of $15,131.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or otherwise stated)

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
Our obligation under the loan payable to affiliate is subordinated to our obligations under the revolving credit facility with Bank of America, N.A. The scheduled aggregate repayments of the loan payable to affiliate, the loans payable to former shareholders, and the loan payable to non-affiliates are as follows:

Year ended March 31:
Remainder of 2018	$386
2019	989
2020	654
2021	575
2022	281
2023 and thereafter	9,324
Total	$12,209

The Company also provides routine indemnifications relating to certain real estate (office) lease agreements under which it may be required to indemnify property owners for claims and other liabilities arising from the Company’s use of the applicable premises. In addition, the Company guarantees the performance of its subsidiaries under certain office lease agreements. The terms of these obligations vary, and because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the maximum amount that it could be obligated to pay under such contracts. Based on historical experience and evaluation of specific indemnities, management believes that judgments, if any, against the Company related to such matters are not likely to have a material effect on the consolidated financial statements. Accordingly, the Company has not recorded any liability for these obligations as of December 31, 2017 or March 31, 2017.
In addition, an acquisition made in January 2015 included contingent consideration with a carrying value of $1,316 and $2,581 as of December 31, 2017 and 2016, respectively, and non-contingent consideration with a carrying value of $1,151 and $3,160 as of December 31, 2017 and 2016, respectively, which are both included in other liabilities in the accompanying consolidated balance sheets.
Straight-line rent expense under noncancelable operating lease arrangements and the related operating expenses were approximately $6,955 and $6,820 for the three months ended December 31, 2017 and 2016, respectively, and $20,717 and $20,116 for the nine months ended December 31, 2017 and 2016, respectively. The approximate future minimum annual noncancelable rental commitments required under these agreements with initial terms in excess of one year are as follows:

Year ended March 31:
Remainder of 2018	$5,504
2019	21,862
2020	21,719
2021	20,246
2022	15,976
2023 and thereafter	41,152
Total	$126,459

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or otherwise stated)

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Revenues by segment:
Corporate Finance	$129,002	$123,240	$398,822	$319,483
Financial Restructuring	94,160	90,180	216,470	203,372
Financial Advisory Services	35,774	34,260	103,319	92,136
Total segment revenues (1)	$258,937	$247,680	$718,611	$614,991
Segment profit
Corporate Finance	$33,903	$40,423	$129,689	$91,517
Financial Restructuring	32,777	24,664	51,352	55,542
Financial Advisory Services	5,585	8,506	20,777	21,776
Total segment profit	72,265	73,593	201,818	168,835
Corporate expenses	17,780	16,770	47,134	44,174
Other (income) expenses, net	(632)	1,084	(2,338)	2,741
Income before provision for income taxes (1)	$55,117	$55,739	$157,022	$121,920
(1) Total may not sum due to rounding.

	December 31, 2017	March 31, 2017
Assets by segment:
Corporate Finance	$300,321	$316,561
Financial Restructuring	173,463	193,275
Financial Advisory Services	121,067	121,640
Total segment assets	594,851	631,476
Corporate assets	602,767	754,231
Total assets	$1,197,618	$1,385,707

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Revenues by geography:
United States	$228,816	$225,263	$638,839	$555,272
International	30,121	22,417	79,772	59,719
Total revenues	$258,937	$247,680	$718,611	$614,991

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or otherwise stated)

	December 31, 2017	March 31, 2017
Assets by geography:
United States	$760,870	$964,273
International	436,748	421,434
Total assets	$1,197,618	$1,385,707
(17) SUBSEQUENT EVENTS
The Company has evaluated subsequent events from the consolidated balance sheet date through the date at which the consolidated financial statements were available to be issued. As a result of that evaluation, we have determined that there were no additional subsequent events requiring disclosure in the financial statements, except as noted below.

On January 16, 2018, the Company announced that it has agreed to acquire Quayle Munro Limited ("Quayle Munro"), an independent advisory firm that provides corporate finance advisory services to companies underpinned by data & analytics, content, software, and services. The agreement was signed on that date and is expected to close following regulatory approvals and other customary closing conditions. There can be no assurance that such closing conditions will be satisfied or that such acquisition will close. Founded in 1983, Quayle Munro is based in London with a team of 40 financial professionals. Its client list spans the globe and includes private and publicly listed companies, financial sponsors, and entrepreneurs.

On January 25, 2018, the Company's Board of Directors declared a quarterly cash dividend of $0.20 per share of common stock, payable on March 15, 2018 to shareholders of record on March 2, 2018.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion should be read together with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. We make statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “intends,” “predicts,” “potential” or “continue,” the negative of these terms or other similar expressions. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including but not limited to the factors listed under the heading “Cautionary Note Regarding Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended March 31, 2017. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements speak only as of the date of this filing. You should not rely upon forward-looking statements as a prediction of future events. We are under no duty to and we do not undertake any obligation to update or review any of these forward-looking statements after the date of this filing to conform our prior statements to actual results or revised expectations whether as a result of new information, future developments or otherwise.

Key Financial Measures
Fee Revenue
Fee revenue reflects revenues from our Corporate Finance (“CF”) , Financial Restructuring (“FR”), and Financial Advisory Services (“FAS”) business segments that substantially consist of fees for advisory services.

Revenue for all three business segments is recognized when earned and realizable. The amount and timing of the fees paid vary by the type of engagement. In general, advisory fees are paid at the time an engagement letter is signed (“Retainer Fees”), during the course of the engagement (“Progress Fees”), or upon the successful completion of a transaction or engagement (“Completion Fees”). Retainer Fees are generally recognized on a monthly basis, except in situations where there is uncertainty as to the timing of collection of the amount due. Progress Fees are recognized based on management’s estimates of the relative proportion of services provided through the financial reporting date to the total services required to be performed. Completion Fees are recognized only upon substantial completion of the contingencies stipulated by the engagement agreement. In some cases, approval of our fees is required from the courts or other regulatory authority; in these circumstances, the recognition of revenue is often deferred until approval is granted. However, if the fee that is going to be collected from the client is fixed and determinable, and the collectability of the fee is reasonably assured, there are instances when revenue recognition prior to such approval is appropriate under GAAP. In instances when the revenue recognized on a specific engagement exceeds the amounts billed, unbilled work-in-process is recorded. Billed receivables are recorded as accounts receivable in the consolidated balance sheets. See note 2 included in Part I, Item 1 of this Form 10-Q for a more detailed discussion.

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
Operating Expenses
Our operating expenses are classified as employee compensation and benefits expense and non-compensation expense; headcount is the primary driver of our operating expenses. Expenses are recorded on the consolidated statements of comprehensive income, net of any expenses reimbursed by clients.
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
Non-Compensation Expense. The balance of our operating expenses includes costs for travel, meals and entertainment, rent, depreciation and amortization, information technology and communications, professional fees, other operating expenses and provision for bad debts. We refer to all of these expenses as non-compensation expenses. A portion of our non-compensation expenses fluctuate in response to changes in headcount. Reimbursed client expenses are netted against non-compensation expenses.
Other (Income) Expenses, net
Other (income) expenses, net includes (i) interest income earned on non-marketable and investment securities, cash and cash equivalents, loans receivables from affiliates and employee loans, (ii) interest expense and/or gains or losses associated with our Revolving Credit Facility (defined herein), the loan payable to affiliate and loans payable to former shareholders, (iii) interest expense on the loan payable to non-affiliates, (iv) equity income and/or gains or losses from funds and partnership interests where we have more than a minor ownership interest or more than minor influence over operations but do not have a controlling interest and are not the primary beneficiary, and (v) gains associated with the reduction of earnout liabilities.

Results of Consolidated Operations
The following is a discussion of our results of operations for the three and nine months ended December 31, 2017 and 2016. For a more detailed discussion of the factors that affected the revenues and the operating expenses of our Corporate Finance, Financial Restructuring and Financial Advisory Services business segments in these periods, see Part I, Item 2 of this Form 10-Q under the heading “Business Segments” below.

	Three Months Ended December 31,			Nine Months Ended December 31,
($ in thousands)	2017	2016	Change	2017	2016	Change
Fee revenue	$258,937	$247,680	5%	$718,611	$614,991	17%
Operating expenses:
Employee compensation and benefits	174,308	164,971	6%	481,112	411,677	17%
Non-compensation expenses	30,144	25,886	16%	82,815	78,653	5%
Total operating expenses	204,452	190,857	7%	563,927	490,330	15%
Operating income	54,485	56,823	(4)%	154,684	124,661	24%
Other (income) expense, net	(632)	1,084	NM	(2,338)	2,741	NM
Income before provision for income taxes	55,117	55,739	(1)%	157,022	121,920	29%
Provision/(benefit) for income taxes	(6,466)	21,759	(130)%	22,838	47,653	(52)%
Net income attributable to Houlihan Lokey, Inc.	$61,583	$33,980	81%	$134,184	$74,267	81%
NM = not meaningful

Three Months Ended December 31, 2017 versus December 31, 2016
Fee revenue was $258.9 million for the three months ended December 31, 2017, compared with $247.7 million for the three months ended December 31, 2016, representing an increase of 5%. For the three months ended December 31, 2017, Corporate Finance revenues increased 5%, Financial Restructuring revenues increased 4% and Financial Advisory Services revenues increased 4%, compared with the three months ended December 31, 2016.
Operating expenses were $204.5 million for the three months ended December 31, 2017, compared with $190.9 million for the three months ended December 31, 2016, an increase of 7%. Employee compensation and benefits expense, as a component of operating expenses, was $174.3 million for the three months ended December 31, 2017, compared with $165.0 million for the three months ended December 31, 2016, an increase of 6%. The increase in employee compensation and benefits expense was primarily due to the growth in revenues for the quarter. The Compensation Ratio was 67.3% for the three months ended December 31, 2017, compared with 66.6% for the three months ended December 31, 2016. Non-compensation expenses, as a component of operating expenses, were $30.1 million for the three months ended December 31, 2017and $25.9 million for the three months ended December 31, 2016. Non-compensation expenses increased as a result of travel, meals and entertainment and professional fees expenses during the three months ended December 31, 2017. Acquisition-related amortization of intangible assets are a component of non-compensation expenses and were $0.4 million for the three months ended December 31, 2017 and $0.7 million for the three months ended December 31, 2016.
Other (income) expenses, net decreased to $(0.6) million for the three months ended December 31, 2017, compared with $1.1 million for the three months ended December 31, 2016, primarily as a result of a gain associated with the Italy joint venture and higher interest income on cash balances.
The provision (benefit) for income taxes for the three months ended December 31, 2017 was $(6.5) million, which reflected an effective tax rate of (11.7)%. The provision (benefit) for income taxes for the three months ended December 31, 2016 was $21.8 million, which reflected an effective tax rate of 39.0%. The decrease in the effective tax rate was primarily as a result of the impact of the Tax Act and the adoption of ASU No. 2016-09, Compensation - Stock Compensation which resulted in a decrease to the provision for income taxes due to the vesting of share awards that were accelerated during the third quarter ended December 31, 2017 .

The Tax Act reduced the U.S. federal corporate tax rate from 35% to 21% for all corporations effective January 1, 2018. For fiscal year companies, the change in law requires the application of a blended rate, which in the Company’s case is 31.5% for the fiscal year ending March 31, 2018. Thereafter, the applicable statutory rate is 21%. ASC 740 requires all companies to reflect the effects of the new law in the period in which the law was enacted. Accordingly, the Company reduced the statutory rate that applies to its year-to-date earnings from 35% to 31.5%. In addition, the Company remeasured its deferred tax assets and liabilities based on the new rate, as well as recorded a one-time deemed repatriation tax (a “toll charge”) on its foreign earnings. The combined result of the Tax Act resulted in a tax benefit of $(16,867) during the three months ended December 31, 2017. The impacts of the Tax Act, including both the adjustment to the deferred tax accounts and the toll charge, are the Company’s best estimates based on the information that is available at the time of these financial statements and may change as additional information becomes available. Adjustments to deferred tax expense could arise if the actual timing of future deferred tax reversals and originations differs from current estimates. As for the toll charge, the calculation involves a number of variables and assumptions, including state tax impacts, which will continue to be refined by the Company from the fourth quarter through the filing date of the Company’s federal and state tax returns.  In addition, the Tax Act is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by Treasury and Internal Revenue Service (“IRS”), any of which could affect the estimates included in the provision. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. If an adjustment related to the Tax Act is required, it will be reflected as a discrete expense or benefit in the quarter that it is identified, as allowed by SEC Staff Accounting Bulletin No. 118. The current effective tax rate is not indicative of the Company’s future effective tax rate as a result of various adjustments related to the Tax Act. The annual effective tax rate beginning with the year ended March 31, 2019 is expected to be within a range of 27.0% and 29.0% before discrete adjustments.

Nine Months Ended December 31, 2017 versus December 31, 2016
Fee revenue was $718.6 million for the nine months ended December 31, 2017, compared with $615.0 million for the nine months ended December 31, 2016, representing an increase of 17%. For the nine months ended December 31, 2017, Corporate Finance revenues increased 25%, Financial Restructuring revenues increased 6% and Financial Advisory Services revenues increased 12%, compared with the nine months ended December 31, 2016.
Operating expenses were $563.9 million for the nine months ended December 31, 2017, compared with $490.3 million for the nine months ended December 31, 2016, an increase of 15%. Employee compensation and benefits expense, as a component of operating expenses, was $481.1 million for the nine months ended December 31, 2017, compared with $411.7 million for the nine months ended December 31, 2016, an increase of 17%. The increase in employee compensation and benefits expense was primarily due to the growth in revenues for the period. The Compensation Ratio was 67.0% for the nine months ended December 31, 2017, compared with 66.9% for the nine months ended December 31, 2016. Non-compensation expenses, as a component of operating expenses, were $82.8 million for the nine months ended December 31, 2017 and $78.7 million for the nine months ended December 31, 2016. Non-compensation expenses increased as a result of higher travel, meals and entertainment and professional fees expenses during the nine months ended December 31, 2017. Acquisition-related amortization of intangible assets are a component of non-compensation expenses and were $1.5 million for the nine months ended December 31, 2017 and $2.7 million for the nine months ended December 31, 2016.
Other (income) expenses, net decreased to $(2.3) million for the nine months ended December 31, 2017, compared with $2.7 million for the nine months ended December 31, 2016, primarily as a result of a gain associated with the Italy joint venture, reduced losses associated with the Australia joint venture as the entity was consolidated in our fiscal quarter ended September 30, 2017, a gain related to the reduction of an earnout liability in the period, lower interest expense as a result of the extinguishment of the ORIX note, and higher interest income on cash balances.
The provision for income taxes for the nine months ended December 31, 2017 was $22.8 million, which reflected an effective tax rate of 14.5%. The provision for income taxes for the nine months ended December 31, 2016 was $47.7 million, which reflected an effective tax rate of 39.1%. The decrease in the effective tax rate was primarily as a result of the impact of the Tax Act and the adoption of ASU No. 2016-09, Compensation - Stock Compensation which resulted in a decrease to the provision for income taxes due to the vesting of share awards that were accelerated during the quarters ended June 30, 2017 and December 31, 2017.

Business Segments
The following table presents revenues, expenses and contributions from our continuing operations by business segment. The revenues by segment represents each segment’s revenues, and the profit by segment represents profit for each segment before corporate expenses, other (income) expenses, net, and income taxes.

	Three Months Ended December 31,			Nine Months Ended December 31,
($ in thousands)	2017	2016	Change	2017	2016	Change
Revenues by Segment
Corporate Finance	$129,002	$123,240	5%	$398,822	$319,483	25%
Financial Restructuring	94,160	90,180	4%	216,470	203,372	6%
Financial Advisory Services	35,774	34,260	4%	103,319	92,136	12%
Total Segment Revenues	258,937	247,680	5%	718,611	614,991	17%
Segment Profit(1)
Corporate Finance	33,903	40,423	(16)%	129,689	91,517	42%
Financial Restructuring	32,777	24,664	33%	51,352	55,542	(8)%
Financial Advisory Services	5,585	8,506	(34)%	20,777	21,776	(5)%
Total Segment Profit	72,265	73,593	(2)%	201,818	168,835	20%
Corporate Expenses (2)	17,780	16,770	6%	47,134	44,174	7%
Other (income) expenses, net	(632)	1,084	NM	(2,338)	2,741	NM
Income Before Provision for Income Taxes	$55,117	$55,739	(1)%	$157,022	$121,920	29%

Segment Metrics:
Number of Managing Directors(3)
Corporate Finance	95	90	6%	95	90	6%
Financial Restructuring	42	42	—%	42	42	—%
Financial Advisory Services	37	34	9%	37	34	9%
Number of Closed Transactions/Fee Events(4)
Corporate Finance	54	50	8%	170	154	10%
Financial Restructuring	19	23	(17)%	51	45	13%
Financial Advisory Services	537	517	4%	1,071	950	13%
NM = not meaningful
Total may not sum due to rounding.

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

Corporate Finance

Three Months Ended December 31, 2017 versus December 31, 2016

Revenues for Corporate Finance were $129.0 million for the three months ended December 31, 2017, compared with $123.2 million million for the three months ended December 31, 2016, representing an increase of 5%. The increase in revenues was driven by an increase in the number of closed transactions. CF closed 54 transactions in the three months ended December 31, 2017, versus 50 transactions in the three months ended December 31, 2016.

Segment profit for Corporate Finance was $33.9 million for the three months ended December 31, 2017, compared with $40.4 million for the three months ended December 31, 2016. Profitability decreased as a result of higher employee compensation and benefits as a percentage of revenues when compared to the same quarter last year.
Nine Months Ended December 31, 2017 versus December 31, 2016

Revenues for Corporate Finance were $398.8 million for the nine months ended December 31, 2017, compared with $319.5 million for the nine months ended December 31, 2016, representing an increase of 25%. The increase in revenues was driven by an increase in the number of closed transactions, as well as an increase in average transaction fees on closed deals. CF closed 170 transactions in the nine months ended December 31, 2017, versus 154 transactions in the nine months ended December 31, 2016.
Segment profit for Corporate Finance was $129.7 million for the nine months ended December 31, 2017, compared with $91.5 million for the nine months ended December 31, 2016. Profitability increased as a result of higher revenues as well as a decrease in employee compensation and benefits expense as a percentage of revenues and a decrease in non-compensation expenses as a percentage of revenues when compared to the same period last year.
Financial Restructuring
Three Months Ended December 31, 2017 versus December 31, 2016

Revenues for Financial Restructuring were $94.2 million for the three months ended December 31, 2017, compared with $90.2 million for the three months ended December 31, 2016, representing an increase of 4%. The increase in revenues was driven by a significant increase in the average transaction fee per closed transaction. FR closed 19 transactions in the three months ended December 31, 2017 versus 23 transactions in the three months ended December 31, 2016.
Segment profit for Financial Restructuring was $32.8 million for the three months ended December 31, 2017, compared with $24.7 million for the three months ended December 31, 2016, an increase of 33%. Profitability increased primarily as a result of lower employee compensation and benefits expense as a percentage of revenues when compared to the same quarter last year.
Nine Months Ended December 31, 2017 versus December 31, 2016

Revenues for Financial Restructuring were $216.5 million for the nine months ended December 31, 2017, compared with $203.4 million for the nine months ended December 31, 2016, representing an increase of 6%. The increase in revenues was driven by an increase in the number of closed transactions and an increase in average transaction fees on closed deals. Financial Restructuring closed 51 transactions in the nine months ended December 31, 2017 versus 45 transactions in the nine months ended December 31, 2016.
Segment profit for Financial Restructuring was $51.4 million for the nine months ended December 31, 2017, compared with $55.5 million for the nine months ended December 31, 2016, a decrease of (8)%. Profitability decreased primarily as a result of an increase in employee compensation and benefits expense as a percentage of revenues when compared to the same period last year.
Financial Advisory Services
Three Months Ended December 31, 2017 versus December 31, 2016

Revenues for Financial Advisory Services were $35.8 million for the three months ended December 31, 2017, compared with $34.3 million for the three months ended December 31, 2016, representing an increase of 4%. The increase in revenues was primarily the result of strong performance by our transaction advisory services, portfolio valuation and intellectual property businesses. FAS generated 537 fee events in the three months ended December 31, 2017, versus 517 fee events for the three months ended December 31, 2016.
Segment profit for Financial Advisory Services was $5.6 million for the three months ended December 31, 2017, compared with $8.5 million for the three months ended December 31, 2016, representing a decrease of (34)%. Profitability decreased primarily as a result of higher employee compensation and benefits and increased non-compensation expenses when compared to the same quarter last year.

Nine Months Ended December 31, 2017 versus December 31, 2016

Revenues for Financial Advisory Services were $103.3 million for the nine months ended December 31, 2017, compared with $92.1 million for the nine months ended December 31, 2016, representing an increase of 12%. The increase in revenues was primarily the result of strong performance by the transaction opinion, transaction advisory services, intellectual property and portfolio valuation product lines. FAS generated 1,071 fee events in the nine months ended December 31, 2017, versus 950 fee events for the nine months ended December 31, 2016.
Segment profit for Financial Advisory Services was $20.8 million for the nine months ended December 31, 2017, compared with $21.8 million for the nine months ended December 31, 2016, representing a decrease of (5)%. Profitability decreased primarily as a result of higher employee compensation and benefits and increased non-compensation expenses when compared to the same period last year.
Corporate Expenses
Three Months Ended December 31, 2017 versus December 31, 2016

Corporate expenses were $17.8 million for the three months ended December 31, 2017, compared with $16.8 million for the three months ended December 31, 2016. Corporate expenses increased primarily as a result of increased operating costs associated with the continued growth of the company.
Nine Months Ended December 31, 2017 versus December 31, 2016
Corporate expenses were $47.1 million for the nine months ended December 31, 2017, compared with $44.2 million for nine months ended December 31, 2016. Corporate expenses increased primarily as a result of increased operating costs associated with the continued growth of the company.
Liquidity and Capital Resources
Our current assets comprise cash, short term investment securities, receivables from affiliates, income taxes receivable, accounts receivable and unbilled work in process related to fees earned from providing advisory services. Our current liabilities include deferred income, accounts payable and accrued expenses, including accrued employee compensation expenses and current portion of loan obligations.

Our cash and cash equivalents include cash held at banks. We have not experienced any losses in our cash accounts. We maintain moderate levels of cash on hand in support of regulatory requirements for our registered broker-dealer. At December 31, 2017, we had $86 million of cash in foreign subsidiaries. In August 2015, prior to the consummation of the IPO, we paid a dividend to our shareholders in connection with which the receivable from ORIX USA was repaid in full. A portion of the dividend was paid to ORIX USA in the form of a $45.0 million note (the "ORIX Note") that bears interest at an annual rate of LIBOR plus 165 basis points and is payable quarterly. Beginning on June 30, 2016, the Company began making required quarterly repayments of principal in the amount of $7.5 million, with the remaining principal amount due on the second anniversary of the completion of the IPO. On May 23, 2017, the remaining $15 million of the ORIX Note was repaid with interest and without penalty. Excess cash on hand in our U.K. subsidiary had been generally maintained in a receivable owned by ORIX Global Capital Ltd. (“OGC”), a U.K. subsidiary of ORIX Corporation (the “Cash Management Agreement”). OGC paid interest to us under the Cash Management Agreement at an annual rate of LIBOR plus 165 basis points, calculated and payable monthly. In May 2016, OGC notified the Company that it will no longer be accepting deposits under the agreement and repaid all outstanding amounts. In June 2017, we began investing our excess cash to generate interest income. Our excess cash may be invested from time to time in short term investments, including treasury securities, commercial paper, certificates of deposit and investment grade corporate debt securities. Please refer to note 5 for further detail.

On November 16, 2015, we issued the loan payable to non-affiliates in connection with the Leonardo transaction, which is a 14.0 million Euro note bearing interest at an annual rate of 1.50% and is payable on November 16, 2040. Under certain circumstances, the note may be paid in part or in whole over a five year period in equal annual installments. In January 2017 and November 2017, we paid a portion of this loan in the amount of $2.9 million and $3.4 million, respectively. The remaining principal balance of the loan as of December 31, 2017 was $8.8 million, which included foreign currency translation adjustments.

As of December 31, 2017, our unrestricted cash and cash equivalents and investment securities were $330.0 million. As of December 31, 2017, we no longer had any restricted cash. Previously, proceeds received from the issuance of shares in a secondary public offering were required to be set aside by a contractual agreement with a related party in conjunction with a forward purchase obligation. The restriction lapsed when the related forward purchase liability was paid off on April 5, 2017.

Our liquidity is highly dependent upon cash receipts from clients which in turn are generally dependent upon the successful completion of transactions as well as the timing of receivable collections, which typically occurs within 60 days of billing. As of December 31, 2017, net accounts receivables were $33.5 million. As of December 31, 2017, unbilled work in process was $41.5 million.

We currently maintain a revolving line of credit pursuant to a loan agreement, dated as of August 18, 2015, by and among Houlihan Lokey, certain domestic subsidiaries of Houlihan Lokey party thereto and Bank of America, N.A., which provides for a revolving line of credit of $75.0 million (the “Revolving Credit Facility”). As of December 31, 2017, there were no outstanding borrowings under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility require payments of interest at the annual rate of LIBOR plus 1.00%. The loan agreement requires compliance with certain loan covenants including but not limited to the maintenance of minimum earnings before interest, taxes, depreciation and amortization of no less than $120 million as of the end of any quarterly 12-month period and certain leverage ratios including a consolidated leverage ratio of less than 1.50 to 1.00 and a consolidated fixed charge coverage ratio of greater than 1.25 to 1.00, as of the end of any quarterly 12-month period. As of December 31, 2017, we were and we expect to continue to be in compliance with such covenants. On July 28, 2017, we entered into a First Amendment to Credit Agreement which extended the maturity of the revolving line of credit from August 18, 2017 to August 18, 2019, and did not change any other material terms of the Revolving Credit Facility.

Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of our incentive compensation during the first and third quarter of each fiscal year. A summary of our operating, investing, and financing cash flows is as follows:

	Nine Months Ended December 31,
($ in thousands)	2017	2016	Change
Cash provided by (used in)
Operating activities:
Net income	$134,184	$74,267	81%
Non-cash charges	48,281	42,118	15%
Other operating activities	41,751	35,425	18%
Total operating activities	140,714	151,810	(7)%
Investing activities	(138,911)	6,378	(2,278)%
Financing activities	(300,594)	(63,808)	371%
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	3,283	(6,944)	(147)%
Decrease in cash, cash equivalents, and restricted cash	(295,508)	87,436	NM
Cash, cash equivalents, and restricted cash—beginning of year	492,686	166,169	196%
Cash, cash equivalents, and restricted cash—end of year	$197,178	$253,605	(22)%

Nine Months Ended December 31, 2017
Operating activities resulted in a net inflow of $140.7 million primarily attributable to (i) strong financial performance for the period driving increased net income, and (ii) a decrease in net uncollected accounts receivable. Investing activities resulted in a net outflow of $(138.9) million primarily attributable to purchases of investment securities. Financing activities resulted in a net outflow of $(300.6) million primarily related to dividends paid, shares retired under the stock repurchase program, and the settlement of the Forward Share Purchase Agreement.
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

Contractual Obligations
The aggregate amount which we are obligated to pay under Operating Leases for our office space has decreased from the amount as of March 31, 2017. At the end of our last fiscal year, the amount due was $135.9 million and as of December 31, 2017, the amount due was $126.5 million.

($ in thousands)	Payment Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating Leases	$126,459	$5,504	$43,581	$36,222	$41,152
Loans payable to former shareholders	$3,422	$386	$1,643	$856	$537
Loan payable to non-affiliates	$8,787	$—	$—	$—	$8,787

Off‑Balance Sheet Arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our consolidated financial statements except for certain stand-by letters of credit and bank guarantees in support of various office leases totaling approximately $1.6 million.
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
Recent Accounting Developments
For a discussion of recently issued accounting developments and their impact or potential impact on our consolidated financial statements, see note 2—Summary of Significant Accounting Policies and for a discussion of the recent Tax Act, note 11 - Income Taxes to our unaudited consolidated financial statements and Part II. Other Information - Item 1A. Risk Factors - "Risks Related to Changes in Tax Laws" included elsewhere in this Form 10-Q.
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

Exchange Rate Risk
The exchange rate of the U.S. dollar relative to the currencies in the non-U.S. countries in which we operate may have an effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities and, therefore, be reflected as a change in other comprehensive income. Our non-U.S. assets and liabilities that are sensitive to exchange rates consist primarily of trade payables and receivables, work in progress, and cash. The net impact of the fluctuation of foreign currencies in other comprehensive income within the consolidated statements of comprehensive income was $0.9 million and $(6.2) million during the three months ended December 31, 2017 and 2016, respectively, and $8.6 million and $(12.4) million during the nine months ended December 31, 2017 and 2016, respectively.
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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. In December 2017, we entered into foreign currency forward contracts between the EURO and pound sterling with an aggregate notional value of approximately 10.5 million EURO and with a fair value representing a gain included in other operating expenses of $0.1 million during the three months ended December 31, 2017. In December 2016, we entered into a foreign currency forward contract between the U.S. dollar and pound sterling with an aggregate notional value of $3.0 million and with a fair value representing a loss included in other operating expenses of $0.2 million during the three months ended December 31, 2016.

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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2017.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. There has been no material change in the nature of our legal proceedings from the descriptions contained in our Annual Report on Form 10–K for the fiscal year ended March 31, 2017.

Item 1A.    Risk Factors
With the exception of the risk factor discussed below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended March 31, 2017.

Risks Related to Recent Changes in Tax Laws
Recent U.S. tax legislation may materially adversely affect our financial condition, results of operations and cash flows.
Recently enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, adopting elements of a territorial tax system, imposing a one-time transition tax (or “repatriation tax”) on all undistributed earnings and profits of certain U.S.-owned foreign corporations, revising the rules governing net operating losses and the rules governing foreign tax credits, and introducing new anti-base erosion provisions. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. ASC 740 requires all companies to reflect the effects of the new law in financial statements of the period in which the law was enacted. Accordingly, we reduced the statutory rate that applies to our year-to-date earnings, remeasured our deferred tax assets and liabilities based on the new rate, and recorded a one-time deemed repatriation tax (a “toll charge”) on our foreign earnings in our reporting period ended December 31, 2017. The impacts of the legislation, including both the adjustment to the deferred tax accounts and the toll charge, are our best estimates based on the information that is available at the time of these financial statements and may change as additional information becomes available. Adjustments to deferred tax expense could arise if the actual timing of future deferred tax reversals and originations differs from current estimates. As for the toll charge, the calculation involves a number of variables and assumptions, including state tax impacts, which will continue to be refined by us from the fourth quarter through the filing date of our federal and state tax returns. In addition, the Tax Act is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service (“IRS”), any of which could lessen or increase certain adverse impacts of the legislation. Furthermore, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. If an adjustment related to the Tax Act is required, it will be reflected as a discrete expense or benefit in the quarter that it is identified, as allowed by SEC Staff Accounting Bulletin No. 118. We urge our investors to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our Class A common stock.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In August 2017, the Company issued 26,492 shares of Class B common stock to certain former employees of a business acquired in 2015. The Company received no proceeds in connection with this issuance.

Purchases of Equity Securities

The following table summarizes all of the repurchases of Houlihan Lokey, Inc. equity securities during the nine months ended December 31, 2017:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number Of Shares Purchased and Retired As Part Of Publicly Announced Plans Or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2017 - April 30, 2017	71,913	(1)	$25.52	—
May 1, 2017 - May 31, 2017	—		—	—
June 1, 2017 - June 30, 2017	166,774	(2)	$34.26	166,774
July 1, 2017 - July 31, 2017	48,794	(2)	$35.31	48,794
August 1, 2017 - August 31, 2017	137,935	(2)	$35.70	137,935
September 1, 2017 - September 30, 2017	76,734	(2)	$36.10	76,734
October 1, 2017 - October 31, 2017	—		—	—
November 1, 2017 - November 30, 2017	—		—	—
December 1, 2017 - December 31, 2017	—		—	—
Total	502,150		$33.79	430,237	$34,869,446
____________________________________

1.	Represents shares of Class B common stock repurchased from a single employee pursuant to a contractual arrangement entered into in connection with a prior acquisition.

2.
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

HOULIHAN LOKEY, INC.

Date:	February 7, 2018	/s/ SCOTT L. BEISER
Scott L. Beiser
Chief Executive Officer
(Principal Executive Officer)

Date:	February 7, 2018	/s/ J. LINDSEY ALLEY
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