Form 10-K
period 2018-03-31
HOULIHAN LOKEY, INC.
filed 2018-05-25
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of September 30, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $874 million.
As of May 21, 2018, the registrant had 31,171,497 shares of Class A common stock, $0.001 par value per share, and 35,709,520 shares of Class B common stock, $0.001 par value per share, outstanding.

i

PART I

Unless the context otherwise requires, as used in this Annual Report on Form 10-K (“Form 10-K”), the terms the “Company,” “Houlihan Lokey, Inc.,” “Houlihan Lokey,” “HL,” “we,” “us” and “our” refer to (i) prior to the corporate reorganization described under “Organizational Structure,” Houlihan Lokey, Inc., a California corporation (“HL CA”), and (ii) following such corporate reorganization, Houlihan Lokey, Inc., a Delaware corporation (“HL DE”), and, in each case, unless otherwise stated, all of its subsidiaries. We use the term “ORIX USA” to refer to ORIX USA Corporation, a Delaware corporation and a wholly owned subsidiary of ORIX Corporation, a Japanese corporation. References to ORIX USA as a holder of our shares mean ORIX USA acting through its indirect wholly owned subsidiary, ORIX HLHZ Holding LLC, a Delaware limited liability company. We use the term “HL Holders” to refer to our employees and members of our management who hold our Class B common stock through the Houlihan Lokey Voting Trust (the "HL Voting Trust"). We use the term “Fram” to refer to Fram Holdings, Inc., a Delaware corporation and formerly our indirect parent. References to the “IPO” mean our initial public offering in August 2015 of 12,075,000 shares of Houlihan Lokey, Inc. Class A common stock in connection with which HL CA reorganized its business. Our fiscal year ends on March 31st; references to fiscal 2018, fiscal 2017 and fiscal 2016 are to the fiscal years ended March 31, 2018, 2017 and 2016, respectively; references in this Form 10-K to years are to calendar years unless otherwise noted.

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
•risks associated with our acquisitions, joint ventures and strategic investments;
•strong competition from other financial advisory and investment banking firms;
•potential impairment of goodwill and other intangible assets, which represent a significant portion of our assets;
•our ability to execute on our growth initiatives, business strategies or operating plans;
•risks associated with the recent U.S. tax law changes;
•risks associated with our international operations;
•our management's limited experience managing a public company;
•fluctuations in foreign currency exchange rates;
•costs of compliance associated with international broker-dealer, employment, labor, benefits and tax regulations;
•our potential to offer new products within our existing lines of business or enter into new lines of business, which may result in additional risks and uncertainties in our business;
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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. For information about other important factors that could adversely affect our future results, see “Risk Factors” in this Form 10-K.

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
As of March 31, 2018, we had a team of 884 financial professionals across 21 offices globally and an additional office through our joint venture in Italy, serving more than 1,000 clients annually over the past several years, ranging from closely held companies to Fortune Global 500 corporations. Information on our segments is set forth in "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
Our Advisory Services
We provide our financial professionals with an integrated platform that enables them to deliver meaningful and differentiated advice to our clients. We market our services through our three business practices described below, our industry groups and our Financial Sponsors group, who work collaboratively to deliver comprehensive solutions and seamless execution for our clients. This marketing effort is combined with an extensive network of referral relationships with law firms, consulting firms, accounting firms and other professional services firms that have been developed by our financial professionals who maintain those relationships as potential referral sources and direct clients across all of our business practices.
Corporate Finance
As of March 31, 2018, we had 92 Corporate Finance Managing Directors utilizing a collaborative, interdisciplinary approach in order to provide our clients with extensive industry and product expertise and global reach in a wide variety of M&A and financing transactions. We compete with boutique firms focused on particular industries or geographies as well as other international independent investment banks and bulge-bracket firms. A majority of our engagements represent mid-cap transactions, which we believe is an attractive segment that is underserved by bulge-bracket investment banks. We believe that our deep sector expertise, significant senior banker involvement and attention, strong financial sponsor relationships and global platform provide a compelling value for our clients, engendering long-term relationships and making it difficult for our peers to compete against us in this segment of the market.

We believe that through our industry groups we have a meaningful presence in every major industry segment, including: aerospace & defense; business services; consumer, food & retail; energy; financial institutions; healthcare; industrials; real estate, lodging & leisure; technology, media & telecommunications; transportation & logistics; and data & analytics. We continue to expand and deepen our specialized industry capabilities through a combination of internal promotion, external hires and acquisitions.  While the majority of our engagements are in the United States, we continue to enhance our presence in other geographies, including Europe, Asia and Australia, and we believe there will be continued opportunities to grow in regions outside the United States.

Our Corporate Finance activities are comprised of two significant categories:
Mergers & Acquisitions: We have extensive expertise in mergers, acquisitions, divestitures, and other related advisory services for a broad range of United States and international clients. Our Corporate Finance professionals have relationships with thousands of companies and financial sponsors, providing us with valuable insights into a wide variety of relevant markets.
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

We believe we excel in providing our clients with sophisticated and thoughtful advice and access to traditional and non-traditional capital providers in the private and public capital markets. Our objective is to create a capital structure that enables our clients to achieve their strategic priorities on the best terms available in the market, which often involves raising more than one type of capital.

Financial Restructuring
As of March 31, 2018, we had 42 Financial Restructuring Managing Directors working around the globe, which we believe constitutes one of the largest restructuring groups in the investment banking industry. Our Financial Restructuring group has earned a reputation for being the advisor of choice for many of the largest and most complex restructurings, offering knowledge, experience and creativity to address challenging situations. We operate in all major worldwide markets as debt issuances have increased around the world. Our Financial Restructuring professionals bring to bear deep expertise and experience in restructurings in the United States, Canada, Europe, Asia, Australia, the Middle East, Latin America and Africa. Given the depth and breadth of the team’s expertise and the high barriers to entry for this expertise and experience, international and multi-jurisdictional restructurings represent an attractive opportunity for our Financial Restructuring group.

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
Financial Advisory Services
As of March 31, 2018, we had 35 Managing Directors in this practice, and we believe we have one of the largest and most respected valuation and financial opinion practices in the United States. We believe we are a thought-leader in the field of valuation, and our professionals produce influential studies and publications, which are recognized and valued throughout the financial industry. We believe our extensive transaction expertise and leadership in these fields inspire confidence in the financial executives, boards of directors, special committees, retained counsel, investors and business owners that we serve. We believe that our reputation for delivering an outstanding analytical product that will withstand legal or regulatory scrutiny coupled with our independence makes us the advisor of choice for clients that seek to obtain a complex valuation or transaction opinion.
Our core competencies in our Financial Advisory Services practice are our ability to analyze and value companies, security interests, and different types of assets, including intellectual property and liabilities, as well as our ability to analyze the financial aspects of transactions. We are organized around different service areas as each area has different regulatory or compliance specializations, different valuation guidelines as well as different marketing channels.
Our People
Our goal is to attract, develop and retain the best talent in our industry across all levels. We believe our compensation programs are competitive, offering a portion of compensation in deferred cash and a portion in deferred stock awards to provide incentives for our employees to remain with us. In addition, we strive to foster a collaborative environment to attract and retain employees, and we seek individuals who fit our culture of entrepreneurship, integrity, creativity and commitment to our clients. For over 20 years, we have emphasized broad employee ownership as a way to align the incentives of our employees and shareholders. As of March 31, 2018, we had approximately 505 present and former employee shareholders that collectively owned approximately 39% of our equity with no single employee owning more than 3% of our equity. We believe that a strong emphasis on cultural fit during our recruiting process combined with broad employee ownership results in high retention rates.
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
Across our firm, we devote significant time and resources to training and mentoring our employees to ensure every person achieves their highest possible potential. We strive to identify and cultivate future leaders within our firm and are committed to developing our brightest and most ambitious junior professionals into Managing Directors. This philosophy of investing in our people has been and will continue to be core to our culture and organization. As of March 31, 2018, 2017 and 2016, we employed 1,228, 1,171 and 1,171 people, respectively, worldwide.
Competition
Our competitors are other investment banking and financial advisory firms. We compete on both a global and a regional basis, and on the basis of a number of factors, including industry knowledge, transaction execution skills, strength of client relationships, reputation and price. We believe our primary competitors vary by product and industry expertise and would include the following: for our Corporate Finance practice, Jefferies LLC, Lazard Ltd, Evercore Partners, Moelis & Company, N M Rothschild & Sons Limited, Piper Jaffray Companies, Robert W. Baird & Co. Incorporated, William Blair & Company, L.L.C. and the bulge-bracket investment banking firms; for our Financial Restructuring practice, Lazard Ltd, PJT Partners, Moelis & Company and N M Rothschild & Sons Limited; and for our Financial Advisory Services practice, Duff & Phelps Corp., the “big four” accounting firms, and various consulting firms.
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

Houlihan Lokey Financial Advisors, Inc. (“HLFA”), our wholly owned subsidiary, provides valuation services and related financial analyses of various businesses and types of assets which are used by clients in connection with mergers and acquisitions, divestitures, recapitalizations, dispute analysis, and estate, gift and income tax support. In rendering such analyses, HLFA does not: (i) make recommendations or provide advice with respect to the merits of any security or transaction, the suitability of transacting in any security, or any investment decision with respect to any security, or (ii) manage or hold client accounts, securities or funds. In addition to valuation and financial consulting and analytic services, HLFA provides dispute resolution services and strategic consulting services.
The Financial Crimes Enforcement Network (“FinCEN’’), a part of the United States Department of the Treasury, is charged with protecting the financial system from illicit use, combating money laundering, and promoting national security through financial intelligence.  As a final requirement of its Know Your Customer (“KYC”) rules related to Anti-Money Laundering (“AML”), FinCEN issued the customer due diligence rule (“CDD”) requiring certain financial institutions such as Houlihan Lokey Capital, to obtain and verify the identity of any individual person who directly or indirectly beneficially owns 25% or more of the equity interest in a legal entity client, and of a single individual who exercises control over the legal entity at the time of account opening or engagement.  FinCEN also requires maintenance of appropriate books and records and maintenance of adequate internal controls to prevent and detect possible AML violations.

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
On June 23, 2016, the United Kingdom voted to withdraw from the European Union (“Brexit”).  The Article 50 European Union exit process was invoked by the UK government on March 29, 2017.  This provides for a two year period at the end of which the United Kingdom is scheduled to leave the EU, and during which time period the parties can seek to negotiate the terms of separation. We are currently examining ways of reorganizing our European business in order to manage the effects of Brexit on such business. Brexit may impact our European business in ways that are unknown at this time and/or may result in costs that are indeterminate at this time.
Further to the acquisition of Quayle Munro Limited (now renamed "Houlihan Lokey (Corporate Finance) Limited"), its business is for the time being continuing to be run through such company. It is also authorized and regulated by the United Kingdom's Financial Conduct Authority and has exercised passport rights as referred to above to provide cross-border services into other EEA states where it provides services time to time. In addition to Houlihan Lokey (Corporate Finance) Limited, we provide corporate finance advisory services through other subsidiaries in Spain, Netherlands and Germany as well as holding a joint venture interest in an entity providing such services in Italy.
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

Australia
In July 2017, the Company purchased the remaining interest of Houlihan Lokey (Australia) Pty Limited ("HL Australia") that we did not previous own, which was historically operated as our joint venture in Australia. HL Australia is licensed and subject to regulation by the Australian Securities & Investments Commission and must also comply with applicable provisions of the Corporations Act 2001 and other Australian legal and regulatory requirements, including capital adequacy rules, customer protection rules, and compliance with other applicable trading and investment banking regulations.
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
Dubai
Effective September 25, 2017, the Dubai Financial Services Authority ("DFSA") granted a license under Article 48 of the Regulatory Law 2004 to Houlihan Lokey (MEA Financial Advisory) Limited to carry on business on providing certain regulated financial services from its office in the Dubai International Financial Centre. Such entity is subject, inter alia, to DFSA administered law and regulation (most notably as provided in the DFSA Rulebook), and individuals within it carrying out "licensed functions" (essentially senior management roles) are required to be approved by DFSA to so act.
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
The United States Foreign Corrupt Practices Act of 1977 (the “FCPA”), the UK 2010 Bribery Act and similar laws to which we may be subject prohibit the payment of bribes to foreign government officials and political figures. The FCPA has a broad reach, covering all United States companies and citizens doing business abroad, and defining a foreign official to include not only those holding public office but also local citizens acting in an official capacity for or on behalf of foreign government-run or -owned organizations or public international organizations. The FCPA also requires maintenance of appropriate books and records and maintenance of adequate internal controls to prevent and detect possible FCPA violations. Similarly, the UK 2010 Bribery Act prohibits us from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage.
Organizational Structure
Overview
Houlihan Lokey, Inc. is a holding company that operates our business through its subsidiaries, the primary subsidiaries being Houlihan Lokey Capital, HLFA and Houlihan Lokey EMEA LLP (whose business was recently transferred from Houlihan Lokey (Europe) Limited), each of which is described above under “Regulation.”

Follow-on Equity Offerings and Forward Equity Repurchase
On October 25, 2017, pursuant to a registered underwritten public offering, ORIX USA sold 1,750,000 shares of our Class A common stock and certain of our former and current employees and members of our management (the "Selling Stockholders") sold 1,750,000 shares of our Class A common stock, in each case, at a price to the public of $42.00 per share, and such transaction closed on October 30, 2017 (the "October Follow-on Offering"). On November 3, 2017, ORIX USA sold an additional 125,000 shares of Class A common stock and the Selling Stockholders sold an additional 125,000 shares of Class A common stock in connection with the underwriters’ partial exercise of their option to purchase additional shares in the October Follow-on Offering.

On March 12, 2018, pursuant to a registered underwritten public offering, we issued and sold 2,000,000 shares of our Class A common stock and certain of our former and current employees and members of our management sold 2,000,000 shares of our Class A common stock, in each case, at a price to the public of $47.25 per share, and such transaction closed on March 15, 2018 (the "March Follow-on Offering").

In connection with, and prior to, the March Follow-on Offering, on January 26, 2018, we entered into a Forward Share Purchase Agreement (the "January 2018 Forward Share Purchase Agreement"), with an indirect wholly owned subsidiary of ORIX USA pursuant to which we agreed to repurchase from ORIX USA on April 5, 2018 the number of shares of our Class B common stock equal to the number of shares of our Class A common stock sold by us in the March Follow-on Offering for a purchase price per share equal to the public offering price in the March Follow-on Offering, less underwriting discounts and commissions. The cash proceeds from the March Follow-on Offering that were used to consummate the purchase pursuant to the January 2018 Forward Share Purchase Agreement were held in an escrow account as of March 31, 2018 and presented as restricted cash as discussed in note 2, 14, and 17. On April 5, 2018, we settled the transaction provided for in the January 2018 Forward Share Purchase Agreement and acquired 2,000,000 shares of Class B common stock from ORIX USA using the net proceeds we received from the March Follow-on Offering. In accordance with the terms of the January 2018 Forward Share Purchase Agreement, the purchase price per share was reduced by the per share amount of the dividend paid to ORIX USA on the shares of our Class B common stock subject to the January 2018 Forward Share Purchase Agreement prior to the settlement of such transaction. As the January 2018 Forward Share Purchase Agreement required physical settlement by purchase of a fixed number of shares in exchange for cash, the 2,000,000 shares that were purchased are excluded from our calculation of basic and diluted earnings per share in our financial statements for the years ended March 31, 2018 and 2017. In addition, as the agreement provides for the refund of any dividends paid during the period between the March Follow-on Offering and the settlement of the January 2018 Forward Share Purchase Agreement on the underlying Class A common stock, such shares are not classified as participating securities and we do not apply the two-class method for calculating earnings per share on our common stock.

The diagram below depicts our current organizational structure and the percentages are as of May 21, 2018:

HL Voting Trust
ORIX USA
Public
Class B common stock
- 68.4% voting interest
- 39.7% economic interest
Class A common stock
- 0.2% voting interest
- 1.2% economic interest
Class B common stock
- 23.6% voting interest
- 13.7% economic interest
Class A common stock
- 7.8% voting interest
- 45.4% economic interest
Houlihan Lokey, Inc.
Houlihan Lokey, Inc. Subsidiaries

HL Voting Trust Agreement
In connection with the corporate reorganization and the IPO, we entered into the Voting Trust Agreement (the “HL Voting Trust Agreement”) dated as of August 18, 2015 with the HL Holders and the trustees of the HL Voting Trust. Pursuant to the HL Voting Trust Agreement, the trustees have the right to vote the shares of our common stock deposited by any HL Holder, together with any shares of Class B common stock acquired by such HL Holder, in their sole and absolute discretion on any matter, without fiduciary duties of any kind to the HL Holders. As of March 31, 2018, the HL Voting Trust controlled approximately 66.6% of the total voting power of the Company.
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
Controlled Company

The HL Voting Trust and ORIX USA control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” under the rules of the New York Stock Exchange. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements that (i) a majority of our board of directors consist of independent directors and (ii) that our board of directors have compensation and nominating and corporate governance committees composed entirely of independent directors, as independence is defined in Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and under the New York Stock Exchange listing standards. We utilize, and intend to continue to utilize, these exemptions. As a result, although we have a fully independent audit committee as required by the New York Stock Exchange, we do not expect that the majority of our directors will be independent for some time. See “Risk Factors—Risks Related to Our Class A Common Stock—We are a “controlled company” within the meaning of the New York Stock Exchange listing standards and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. Holders of Class A common stock do not have the same protections afforded to stockholders of companies that are subject to such requirements.” In the event that we cease to be a “controlled company” and our shares continue to be listed on the New York Stock Exchange, we will be required to comply with these provisions by the expiration of the applicable transition periods.

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
In this Form 10-K, we use the term “independent investment banks” or “independent advisors” when referring to ourselves and other investment banks or financial advisors that are primarily focused on advisory services and that conduct no or limited commercial banking, lending, or securities sales and trading activities, which we believe are well positioned to provide uncompromised advice that is less subject to conflicts of interest arising from non-advisory services. In this Form 10-K, we use the term “mid-cap” when referring to transactions with a value below $1 billion and “large-cap” when referring to transactions with a value equal to or in excess of $1 billion.

Other Information
Our website address is www.hl.com. We make available free of charge in the Investor Relations section of our website (http://investors.hl.com) this Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our Proxy Statements and reports filed by officers and directors under Section 16(a) of that Act, as well as various governance documents. From time to time, we may use our website as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible at http://investors.hl.com. We do not intend for information contained in our website to be part of this Form 10-K. The inclusion of our website address in this Form 10-K does not include or incorporate by reference the information on our website into this Form 10-K or any other document into which this Form 10-K is incorporated by reference.
Any materials we file with the SEC may be inspected without charge at the public reference facilities maintained by the SEC at 100 F Street, N.E., Washington, D.C. 20549, and copies of all or any part of this Form 10-K may be obtained from the SEC upon payment of the prescribed fee. Information on the operation of the public reference facilities may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC. The address of the site is http://www.sec.gov.

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
Goodwill and other intangible assets represent a significant portion of our assets, and an impairment of these assets could have a material adverse effect on our financial condition and results of operations.
        Goodwill and other intangible assets represent a significant portion of our assets, and totaled $723.3 million as of March 31, 2018. Goodwill is the excess of cost over the fair market value of net assets acquired in business combinations. We review goodwill and intangible assets at least annually for impairment. We may need to perform impairment tests more frequently if events occur or circumstances indicate that the carrying amount of these assets may not be recoverable. These events or circumstances could include a significant change in the business climate, attrition of key personnel, a prolonged decline in our stock price and market capitalization, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of one of our businesses and other factors. Although we determined that it is not more likely than not that the fair values of our goodwill and intangible assets were less than their carrying values during our fiscal 2018 and fiscal 2017, annual impairment reviews of indefinite-lived intangible assets or any future impairment of goodwill or other intangible assets would result in a non-cash charge against earnings, which would adversely affect our results of operations. The valuation of the reporting units requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our reporting units, including such factors as market performance, changes in our client base and projected growth rates. Because these factors are ever changing, due to market and general business conditions, our goodwill and indefinite-lived intangible assets may be impaired in future periods.
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
Recently enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, adopting elements of a territorial tax system, imposing a one-time transition tax (or “repatriation tax”) on all undistributed earnings and profits of certain U.S.-owned foreign corporations, revising the rules governing net operating losses and the rules governing foreign tax credits, and introducing new anti-base erosion provisions. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. ASC 740 requires all companies to reflect the effects of the new law in the financial statements for the period in which the law was enacted. Accordingly, we reduced the statutory rate that applies to our year-to-date earnings, remeasured our deferred tax assets and liabilities based on the new rate, and recorded a one-time deemed repatriation tax (a “toll charge”) on our foreign earnings in our reporting period ended December 31, 2017. The impacts of the legislation, including both the adjustment to the deferred tax accounts and the toll charge, are our best estimates based on the information that is available at the time of these financial statements and may change as additional information becomes available. Adjustments to deferred tax expense could arise if the actual timing of future deferred tax reversals and originations differs from current estimates. As for the toll charge, the calculation involves a number of variables and assumptions, including state tax impacts, which will continue to be refined by us from the fourth quarter through the filing date of our federal and state tax returns. In addition, the legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Department of the Treasury and Internal Revenue Service (“IRS”), any of which could lessen or increase certain adverse impacts of the legislation. Furthermore, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. If an adjustment is required, it will be reflected as a discrete expense or benefit in the quarter that it is identified, as allowed by SEC Staff Accounting Bulletin No. 118. We urge our investors to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our Class A common stock.
Our international operations are subject to certain risks, which may affect our revenue.
        In fiscal 2018, we earned approximately 14% of our revenue from our international operations. We intend to grow our non-United States business, including growth into new regions with which we have less familiarity and experience, and this growth is important to our overall success. In addition, many of our larger clients are non-United States entities. Our international operations carry special financial and business risks, which could include the following:
•greater difficulties in managing and staffing foreign operations;
•fluctuations in foreign currency exchange rates that could adversely affect our results;
•unexpected changes in trading policies, regulatory requirements, tariffs and other barriers;
•cultural and language barriers and the need to adopt different business practices in different geographic areas;
•longer transaction cycles;
•higher operating costs;
•local labor conditions and regulations;
•adverse consequences or restrictions on the repatriation of earnings;
•potentially adverse tax consequences, such as trapped foreign losses;
•potentially less stable political and economic environments;
•terrorism, political hostilities, war and other civil disturbances or other catastrophic events that reduce business activity; and
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
        Because our financial statements are denominated in United States dollars and we receive a portion of our net revenue in other currencies, we are exposed to fluctuations in foreign currencies. In addition, we pay certain of our expenses in such currencies. Fluctuations in foreign currency exchange rates led to a net gain in cash of $0.8 million for fiscal 2018, compared to a net loss in cash of $4.0 million for fiscal 2017. In particular, we are exposed to the Euro and the pound sterling, and the weakening of the Euro and other currencies relative to the United States dollar has had, and may continue to have, an adverse effect on our revenue. From time to time, we have entered into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. Notwithstanding our entry into such hedge transactions, a depreciation of any of the currencies to which we are exposed relative to the United States dollar could result in an adverse impact to our business, financial condition, results of operations and/or cash flows.
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

We are subject to risks relating to our operations, including our information and technology, that could harm our business.
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

New accounting standards could adversely affect future reported results.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. The Financial Accounting Standards Board (the “FASB”) and the SEC have at times revised the financial accounting and reporting standards that govern the preparation of our financial statements. In addition, accounting standard setters and those who interpret the accounting standards may change or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements. For further discussion of some of our significant accounting policies and standards, see the “Critical Accounting Estimates” discussion within Item 7 in this report, and Note 2 of the Notes to Consolidated Financial Statements in this Form 10-K. The FASB has issued several new accounting standards, including on the topics of revenue recognition and leases. Specifically, ASU No. 2014-09, Revenue from Contracts with Customers will affect the timing of revenue recognition in that certain of our engagements which are currently recognized on an over time basis will be recognized on a point in time basis under the new standard which is effective April 1, 2018. In addition, certain reimbursable out-of-pocket expenses incurred by the Company are currently presented net against the related expenses in the accompanying consolidated statements of comprehensive income however under the new standard these will be reported on a gross basis resulting in an increase to both fee revenue and operating expenses.

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
        We face the risk that certain clients may not have the financial resources to pay our agreed-upon advisory fees, including in the bankruptcy or insolvency context. Our clients include some companies that may from time to time encounter financial difficulties. If a client's financial difficulties become severe, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. On occasion, some of our clients have entered bankruptcy, which has prevented us from collecting amounts owed to us. The bankruptcy of a number of our clients that, in the aggregate, owe us substantial accounts receivable could have a material adverse effect on our business, financial condition and results of operations. In addition, if a number of clients declare bankruptcy after paying us certain invoices, courts may determine that we are not properly entitled to those payments and may require repayment of some or all of the amounts we received, which could adversely affect our business, financial condition and results of operations. In addition, some fees earned from certain activities in our Financial Restructuring business segment are subject to approval by the United States Bankruptcy Courts and other interested parties, including United States Trustees, which have the ability to challenge the payment of those fees. Fees earned and reflected in our revenue may from time to time be subject to successful challenges, which could result in a reduction of revenue. Finally, certain clients may also be unwilling to pay our advisory fees in whole or in part, in which case we may have to incur significant costs to bring legal action to enforce our engagement agreements to obtain our advisory fees. We accrued bad debt expense of $2.0 million in fiscal 2018 and $4.0 million in fiscal 2017, related to uncollectible or doubtful accounts receivable.

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
Each share of our Class B common stock is entitled to ten votes per share, and each share of our Class A common stock is entitled to one vote per share. Given the greater number of votes per share attributed to our Class B common stock, as of March 31, 2018 and after giving effect to the January 2018 Forward Share Purchase Agreement, ORIX USA and the HL Holders through the HL Voting Trust, which each hold shares of Class B common stock, collectively beneficially owned 35,187,932 shares of Class B common stock representing approximately 53.5% of the economic interest, and control 92.0% of the voting power of our outstanding capital stock. ORIX USA and the HL Voting Trust will, for the foreseeable future, have significant influence over our corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval. ORIX USA and the HL Voting Trust are collectively able, subject to applicable law and voting arrangements between them, to elect a majority of the members of our board of directors and control actions to be taken by us and our board of directors, including amendments to our amended and restated certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. This concentrated control will limit the ability of holders of our Class A common stock to influence corporate matters for the foreseeable future and may materially adversely affect the market price of our Class A common stock. It is possible that the interests of ORIX USA and the HL Voting Trust may in some circumstances conflict with our interests and the interests of our other stockholders. For example, ORIX USA and the HL Voting Trust may have different tax positions or other differing incentives from other stockholders that could influence their decisions regarding whether and when to cause us to dispose of assets, incur new or refinance existing indebtedness or take other actions. Additionally, the holders of our Class B common stock may cause us to make strategic decisions or pursue acquisitions that could involve risks to holders of our Class A common stock or may not be in the best interests of holders of our Class A common stock.
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
The trading price of our Class A common stock may be volatile or may decline regardless of our operating performance, which could cause the value of our Class A common stock to decline.
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
•changes in, or failure to meet, earnings estimates or recommendations by research analysts who track our common shares or the stock of other companies in our industry;
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
        All of our executive officers and the other HL Holders who have deposited their shares into the HL Voting Trust are subject to lock-up agreements that restrict their ability to transfer shares of our capital stock. These agreements restrict these holders’ ability to transfer shares of our capital stock until August 2018, subject to acceleration in certain circumstances. After this period, shares of common stock held by HL Holders indirectly through the HL Voting Trust will become transferable in three equal installments in each of August 2018, 2019 and 2020. In addition, shares of our common stock held by managing directors and certain senior corporate officers of the Company whose employment with the Company or a subsidiary thereof terminates (other than due to a death or disability) before the third anniversary of the IPO will be subject to transfer restrictions for seven years following the IPO. As of March 31, 2018, 25,477,601 shares of our Class A common stock issuable upon conversion of outstanding Class B common stock are eligible for sale, subject to the restrictions under the lock-up agreements described above, and subject to certain restrictions under the Securities Act of 1933, as amended (the “Securities Act”). Stockholders who are subject to any of the lock-up agreements described above may be permitted to sell shares prior to the expiration of the applicable lock-up agreement in certain circumstances, including a secondary offering, or as a result of a waiver approved by the Board of Directors.
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
        We are required to comply with the SEC's rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Our independent registered public accounting firm is now required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. Our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

        To comply with the requirements of being a public company, we have undertaken various actions, and may need to take additional actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal controls can divert our management's attention from other matters that are important to the operation of our business. A material weakness is a deficiency, or combination of deficiencies, in internal controls, such that there is a reasonable possibility that a material misstatement of the entity's financial statements will not be prevented, or detected and corrected on a timely basis. A significant deficiency is a deficiency, or combination of deficiencies, in internal controls that is less severe than a material weakness, yet important enough to merit attention by those charged with governance. Although we have not identified a material weakness in the past two fiscal years, in the future when evaluating our internal controls over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal controls over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal controls over financial reporting is ineffective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting once, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are be listed, the SEC or other regulatory authorities, which could require additional financial and management resources and could lead to a decline in our stock price.
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

Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
Our headquarters is located in leased office space at 10250 Constellation Boulevard, Los Angeles, California 90067. We lease the space in the United States for our offices in Atlanta, Chicago, Dallas, Houston, Minneapolis, Miami, New York, San Francisco and Washington D.C.; and internationally in Amsterdam, Beijing, Dubai, Frankfurt, Hong Kong, London, Madrid, Paris, Singapore, Sydney and Tokyo.

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

	Sales Price		Dividends per share of common stock
	High	Low
Fiscal Year Ended March 31, 2017
Quarter ended 6/30/2016	$25.54	$21.53	$0.17
Quarter ended 9/30/2016	$25.99	$20.96	$0.17
Quarter ended 12/31/2016	$31.75	$23.19	$0.17
Quarter ended 3/31/2017	$34.95	$29.51	$0.20

Fiscal Year Ended March 31, 2018
Quarter ended 6/30/2017	$36.65	$32.08	$0.20
Quarter ended 9/30/2017	$39.68	$34.41	$0.20
Quarter ended 12/31/2017	$46.99	$38.89	$0.20
Quarter ended 3/31/2018	$52.81	$43.22	$0.20
As of May 21, 2018, there were approximately five holders of record of our Class A common stock and two holders of record of our Class B common stock. This does not include the number of shareholders that hold shares in "street-name" through banks or broker-dealers or through the HL Voting Trust.
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
Unregistered Sales of Equity Securities and Use of Proceeds
In August 2017, we issued an aggregate of 26,492 shares of Class B common stock at a price of $34.90 per share to certain former employees in connection with the acquisition of Bridge Strategy Group ("Bridge").
In December 2017, we issued an additional 41,974 shares of Class B common stock at a price of $41.76 per share to sellers in connection with the acquisition of McQueen Holdings Limited ("McQueen").

In January 2018, we issued an aggregate of 24,666 shares of Class B common stock at a price of $23.14 per share to certain former employees in connection with the acquisition of Archpoint.
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
Stock Performance

The stock performance graph below compares the performance of an investment in our Class A common stock, from August 13, 2015 through March 29, 2018, with that of the S&P 500 Index and the S&P Financial Index.  The graph assumes $100 was invested in each of our Class A common stock on August 13, 2015 (at the closing price on the first trading day following our initial public offering), the S&P 500 Index and the S&P Financial Index.  It also assumes that dividends were reinvested on the date of payment without payment of any commissions.  The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF HISTORICAL RETURNS AMONG HOULIHAN LOKEY, INC. CLASS A COMMON STOCK, S&P 500 INDEX AND S&P FINANCIALS INDEX

$205
$185
$165
$145
$125
$105
$85
8/13/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/30/2016
3/31/2017
6/30/2017
9/29/2017
12/29/2017
3/29/2018
Houlihan Lokey, Inc.
S&P 500 Index
S&P Financials Index

Purchases of Equity Securities

The following table summarizes all of the repurchases of Houlihan Lokey, Inc. registered equity securities during the the fiscal year ended March 31, 2018:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of Publicly Announced Plans Or Programs	Maximum Number Of Shares That May Yet Be Purchased Under The Plans Or Programs
April 1, 2017 - April 30, 2017	71,913	(1)	$25.52	—	—
May 1, 2017 - May 31, 2017	—		—	—	—
June 1, 2017 - June 30, 2017	166,774	(2)	$34.26	166,774	—
July 1, 2017 - July 31, 2017	48,794	(2)	$35.31	48,794	—
August 1, 2017 - August 31, 2017	137,935	(2)	$35.70	137,935	—
September 1, 2017 - September 30, 2017	76,734	(2)	$36.10	76,734	—
October 1, 2017 - October 31, 2017	—		—	—	—
November 1, 2017 - November 30, 2017	—		—	—	—
December 1, 2017 - December 31, 2017	—		—	—	—
January 1, 2018 - January 31, 2018	—		—	—	—
February 1, 2018 - February 28, 2018	—		—	—	—
March 1, 2018 - March 31, 2018	68,504	(1)	$15.68	—	—
Total	570,654		$31.61	430,237	—
____________________________________

1.	Represents shares of Class B common stock repurchased from former employees pursuant to contractual arrangements entered into in connection with a prior acquisition, or at a negotiated price.

2.
On February 1, 2017, our board of directors approved a Class A common stock share repurchase program pursuant to which we may, from time to time, purchase shares of our Class A common stock having an aggregate purchase price of up to $50.0 million in open market or negotiated transactions of which $34.9 million remains unused as of March 31, 2018. The shares of Class A common stock repurchased through this program have been retired.

Item 6.	Selected Financial Data

The following selected financial and other data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and related notes included elsewhere in this Form 10-K.

The selected historical financial data for the years ended March 31, 2018, 2017, and 2016 and as of March 31, 2018 and 2017 have been derived from our audited consolidated financial statements included in this Form 10-K.

($ in thousands)	Year ended March 31,
	2018	2017	2016
Consolidated Statements of Operations Data:
Fee revenue	$963,364	$872,091	$693,765
Operating expenses:
Employee compensation and benefits	636,631	582,244	461,609
Non-compensation expenses	112,287	107,852	105,756
Total operating expenses	748,918	690,096	567,365
Operating income	214,446	181,995	126,400
Other (income) expense, net	(3,390)	3,508	770
Income before provision for income taxes	217,836	178,487	125,630
Provision for income taxes	45,553	70,144	55,863
Net income	172,283	108,343	69,767
Net income attributable to noncontrolling interest	—	—	(26)
Net income attributable to Houlihan Lokey, Inc.	$172,283	$108,343	$69,741

Weighted average number of shares outstanding (1)
Basic	62,494,275	61,100,497	59,044,981
Diluted	66,324,093	66,579,130	63,475,903

Net income attributable to Houlihan Lokey, Inc. per share (1)
Basic	$2.76	$1.77	$1.18
Diluted	$2.60	$1.63	$1.10

Cash dividends per share (2)	$0.80	$0.71	$0.30

Consolidated Balance Sheets Data:
Cash and cash equivalents	$206,723	$300,314	$166,169
Investment securities (3)	209,319	—	—
Total assets	1,418,841	1,385,707	1,070,884
Long-term obligations (4)	10,872	15,112	76,620
Total liabilities	566,028	655,252	417,329
Total stockholders' equity	852,813	726,617	651,160
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

(3)	Investment securities consists of corporate debt, certificates of deposit, and U.S. treasury securities with maturities less than one year.

(4)	For further detail, please see Contractual Obligations included in Item 7. Management's Discussion and Analysis.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Executive Overview
Established in 1972, Houlihan Lokey is a leading global independent investment bank with expertise in M&A, financings, financial restructurings and financial advisory services. Through our 21 offices in the United States, Europe, Middle East, and Asia and one office through our joint venture in Milan, we serve a diverse set of clients worldwide including corporations, financial sponsors, and government agencies. We advise our clients on critical strategic and financial decisions employing a rigorous analytical approach coupled with deep product and industry expertise.
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
As of March 31, 2018, we served our clients globally with 884 financial professionals, including 169 Managing Directors. We plan to continue to grow our firm across industry sectors, geographies and products to deliver quality advice and innovative solutions to our clients, both organically and through acquisitions. Acquisitions include: Milestone Advisors in December 2012, which we combined with our existing financial institutions group to create a more robust platform; ArchPoint Partners LLC in March 2014, which significantly increased our expertise in the technology sector; Bridge in January 2015, which added strategic consulting to our current consulting capabilities for C-suite relationships; M.E.S.A. Securities, Inc. in June 2015, which increased our capabilities in the digital and traditional media sectors; McQueen in September 2015, which increased our capacity in the consumer, food and retail sectors, particularly in Europe; Leonardo & Co. NV in November 2015 in Germany, the Netherlands and Spain, and a minority interest in a joint venture with the management team of Leonardo's investment banking operations in Italy (collectively, "Leonardo"), which enables us to provide a much greater breadth of services and coverage to our clients both in continental Europe and across the globe; and Black Stone IP LLC in January 2017, which increased our capabilities in the intellectual property sector.
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
Our fiscal year ends on March 31 of each year. For the fiscal year ended March 31, 2018, we earned fee revenue of $963.4 million, an increase of 10% from the $872.1 million earned during the fiscal year ended March 31, 2017. For the fiscal year ended March 31, 2017, fee revenue reflects an increase of 26% over fiscal year ended March 31, 2016 fee revenue of $693.8 million. For the fiscal years ended March 31, 2018, 2017 and 2016, we earned fee revenue of $133.3 million, $111.6 million and $92.6 million, respectively, from our international operations.
Based on historical experience, we believe the current economic condition (high corporate cash balances and lower but increasing interest rates) provides a healthier environment for M&A and capital markets activities. In the United States, our dialog with clients who are evaluating strategic alternatives remains good and the availability of capital for the mid-cap space continues to be strong, which has the potential to fuel continued activity in M&A. In addition, in the current economic environment, companies and financial sponsors globally are pursuing M&A in order to drive greater efficiencies by reducing costs and increasing cash flows.

At the same time, we continue to experience demand for our Financial Restructuring services due to opportunities arising as a result of dislocations in certain geographies and industries. In addition, we are positioned to identify attractive opportunities in geographies where restructuring markets are just beginning to evolve, driven by increased external investment and continued development of financial and legal sophistication, such as India, China, and other parts of Asia.
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
Our employee compensation and benefits expense consists of base salaries, payroll taxes, benefits, annual incentive compensation payable as cash bonus awards, deferred cash bonus awards, and the amortization of equity-based bonus awards. Base salaries and benefits are paid ratably throughout the year. Our annual equity-based bonus awards include fixed share compensation awards and fixed dollar awards as a component of the annual bonus awards for certain employees. These equity awards are generally subject to annual vesting requirements over a three- or four-year period beginning at the date of grant, which occurs in the first quarter of each fiscal year; accordingly, expenses are amortized over the stated vesting period. In most circumstances, the unvested portion of these awards is subject to forfeiture should the employee depart from the Company. Cash bonuses, which are accrued monthly, are discretionary and dependent upon a number of factors including the Company's performance and are generally paid in the first quarter of each year with respect to prior year performance. Generally, a portion of the cash bonus is also deferred and paid in the third quarter of the next fiscal year.
In managing employee compensation and benefits expense, we focus on the following: (i) the ratio of our employee compensation and benefits to fee revenue (“Compensation Ratio”), (ii) the ratio of our employee compensation and benefits to fee revenue, excluding certain equity and cash grants vesting in connection with our IPO (“Adjusted Compensation Ratio”), (iii) the ratio of cash compensation and benefits plus deferred stock compensation with respect to the applicable year less any forfeitures of unvested deferred stock that occurred during the applicable year to fee revenue (“Awarded Compensation Ratio”) and, (iv) for periods commencing on October 1, 2015 through March 31, 2018, the Awarded Compensation Ratio, excluding certain equity and cash grants awarded in connection with our IPO (“Adjusted Awarded Compensation Ratio”). We believe adjusted awarded employee compensation and benefits reflects the actual compensation cost more accurately than the GAAP measure of compensation cost, which includes applicable-period cash compensation and the amortization of deferred incentive compensation principally attributable to prior periods’ deferred compensation. For periods commencing on October 1, 2015 through March 31, 2018, we targeted an Adjusted Awarded Compensation Ratio of approximately 65.0% to 66.0%. With the adoption of ASU No. 2014-09, Revenue from Contracts with Customers, post April 1, 2018, we target an Adjusted Compensation Ratio of approximately 60.5% to 61.5%. However, our Adjusted Compensation Ratio may increase or decrease to a level outside of this target range if we continue to achieve improved operating leverage, identify opportunities to grow fee revenue through significant expansion, position our business during challenging market conditions for future growth or for other reasons.

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
Other (Income) Expense, net
Other (Income) Expense, net includes (i) interest income earned on non-marketable securities, cash and cash equivalents, loans receivable from affiliates and employee loans, (ii) interest expense and/or gains or losses associated with our Revolving Credit Facility (defined herein), the loan payable to affiliate and loans payable to former shareholders, (iii) interest expense on the loan payable to non-affiliate, (iv) equity income and/or gains or losses from funds and partnership interests where we have more than a minor ownership interest or more than minor influence over operations but do not have a controlling interest and are not the primary beneficiary, and (v) gains/losses associated with the reduction/increase of earnout liabilities.

Results of Consolidated Operations
The following is a discussion of our results of operations for the years ended March 31, 2018, 2017 and 2016. For a more detailed discussion of the factors that affected the revenues and the operating expenses of our Corporate Finance, Financial Restructuring and Financial Advisory Services business segments in these periods, see "Business Segments" below.

	Year ended March 31,			Year-over-Year Change
($ in thousands)	2018	2017	2016	'17-'18	'16-'17
Fee revenue	$963,364	$872,091	$693,765	10%	26%
Operating expenses:
Employee compensation and benefits	636,631	582,244	461,609	9%	26%
Non-compensation expenses	112,287	107,852	105,756	4%	2%
Total operating expenses	748,918	690,096	567,365	9%	22%
Operating income	214,446	181,995	126,400	18%	44%
Other (income) expense, net	(3,390)	3,508	770	N/M	N/M
Income before provision for income taxes	217,836	178,487	125,630	22%	42%
Provision for income taxes	45,553	70,144	55,863	(35)%	26%
Net income	172,283	108,343	69,767	59%	55%
Net income attributable to noncontrolling interest	—	—	(26)	N/M	(100)%
Net income attributable to Houlihan Lokey, Inc.	$172,283	$108,343	$69,741	59%	55%
______________________________________________________________________________
N/M = Not Meaningful

Year ended March 31, 2018 versus March 31, 2017
Fee revenue was $963.4 million for the year ended March 31, 2018, compared with $872.1 million for the year ended March 31, 2017, representing an increase of 10%. For the year ended March 31, 2018, Corporate Finance revenues increased 22%, Financial Restructuring revenues decreased 4%, and Financial Advisory Services revenues increased 8%, compared with the year ended March 31, 2017.
Operating expenses were $748.9 million for the year ended March 31, 2018, compared with $690.1 million for the year ended March 31, 2017, an increase of 9%. Employee compensation and benefits expense, as a component of operating expenses, was $636.6 million for the year ended March 31, 2018, compared with $582.2 million for the year ended March 31, 2017, an increase of 9%. The increase in employee compensation and benefits expense was primarily due to the increase in revenues for the fiscal year. The Compensation Ratio was 66% for the year ended March 31, 2018 and 67% for the year ended March 31, 2017. Non-compensation expenses, as a component of operating expenses, were $112.3 million for the year ended March 31, 2018, compared with $107.9 million for the year ended March 31, 2017, an increase of 4%. The increase in non-compensation expenses was primarily a result of higher general operating expenses. Acquisition-related amortization of intangible assets are a component of non-compensation expenses and were $1.7 million for the year ended March 31, 2018, compared with $3.1 million for the year ended March 31, 2017.
Other (income) expense, net was $(3.4) million for the year ended March 31, 2018, compared with $3.5 million for the year ended March 31, 2017. The increase in other (income) expense, net was primarily a result of (i) gains from our joint venture investments for the year ended March 31, 2018 compared with losses from our joint ventures for the year ended March 31, 2017, (ii) gains from the reduction in earnout liabilities associated with our acquisitions, and (iii) higher interest income generated on higher cash balances.
The provision for income taxes for the year ended March 31, 2018 was $45.6 million, which reflected an effective tax rate of 20.9%. The provision for income taxes for the year ended March 31, 2017 was $70.1 million, which reflected an effective tax rate of 39.3%. The decrease in the effective tax rate was a result of (i) the Tax Cuts and Jobs Acts (the "Tax Act") that was enacted into law in December 2017 that resulted in a lower effective federal tax rate; the re-measurement of deferred tax assets and liabilities based on the new tax rate; a one-time deemed repatriation tax on foreign earnings, among other discrete items and (ii) the positive difference between the price of the stock at the time of vesting in October 2017 (accelerated from April/May 2018) and our stock price at the time of grant for the shares that vested.

Year Ended March 31, 2017 versus March 31, 2016
Fee revenue was $872.1 million for the year ended March 31, 2017, compared with $693.8 million for the year ended March 31, 2016, representing an increase of 26%. For the year ended March 31, 2017, Corporate Finance revenues increased 17%, Financial Restructuring revenues increased 52%, and Financial Advisory Services revenues increased 9%, compared with the year ended March 31, 2016.
Operating expenses were $690.1 million for the year ended March 31, 2017, compared with $567.4 million for the year ended March 31, 2016, an increase of 22%. Employee compensation and benefits expense, as a component of operating expenses, was $582.2 million for the year ended March 31, 2017, compared with $461.6 million for the year ended March 31, 2016, an increase of 26%. The increase in employee compensation and benefits expense was primarily due to the increase in revenues for the fiscal year. The Compensation Ratio was 67% for both the year ended March 31, 2017 and the year ended March 31, 2016. Non-compensation expenses, as a component of operating expenses, were $107.9 million for the year ended March 31, 2017, compared with $105.8 million for the year ended March 31, 2016, an increase of 2%. The increase in non-compensation expenses was primarily a result of an increase in costs associated with being a public company for the full year that were only partially included in the year ended March 31, 2016, and an increase in variable operating expenses associated with our revenue growth, offset by transaction costs incurred in the year ended March 31, 2016 related to our IPO in August 2015. Acquisition expenses and acquisition-related amortization of intangible assets are a component of non-compensation expenses and were $3.7 million for the year ended March 31, 2017, compared with $5.5 million for the year ended March 31, 2016.
Other (income) expense, net was $3.5 million for the year ended March 31, 2017, compared with $0.8 million for the year ended March 31, 2016. The decrease in other (income) expense, net was primarily a result of lower interest income generated on lower cash balances, higher interest expense associated with our debt obligations, and losses incurred from investments in unconsolidated entities.
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

Business Segments
The following table presents revenues, expenses and contributions from our continuing operations by business segment. The revenues by segment represents each segment's revenues, and the profit by segment represents profit for each segment before corporate expenses, other (income) expense, net, and income taxes.

	Year ended March 31,			Year-over-Year Change
($ in thousands)	2018	2017	2016	'17-'18	'16-'17
Revenues by Segment
Corporate Finance	$528,643	$434,558	$371,790	22%	17%
Financial Restructuring	294,142	307,595	202,343	(4)%	52%
Financial Advisory Services	140,579	129,938	119,632	8%	9%
Total Revenues	$963,364	$872,091	$693,765	10%	26%
Segment Profit (1)
Corporate Finance	$177,575	$119,739	$103,447	48%	16%
Financial Restructuring	73,691	92,831	54,950	(21)%	69%
Financial Advisory Services	26,334	28,905	30,313	(9)%	(5)%
Total Segment Profit	277,600	241,475	188,710	15%	28%
Corporate Expenses (2)	63,154	59,480	62,310	6%	(5)%
Other (income) expense, net	(3,390)	3,508	770	(197)%	356%
Income Before Provision for Income Taxes	$217,836	$178,487	$125,630	22%	42%

Segment Metrics:
Number of Managing Directors (3)
Corporate Finance	92	87	89	6%	(2)%
Financial Restructuring	42	43	42	(2)%	2%
Financial Advisory Services	35	35	34	—%	3%
Number of Closed Transactions/Fee Events (4)
Corporate Finance	226	216	162	5%	33%
Financial Restructuring	76	75	58	1%	29%
Financial Advisory Services	1,339	1,236	1,179	8%	5%
_______________________________________________________________________________
N/M = Not Meaningful

(1)
We adjust the compensation expenses for a business segment in situations where an employee assigned to one business segment is performing work in another business segment, and we want to adequately reflect the compensation expenses in the business segment where the revenue is being booked.

(2)
Corporate expenses represent expenses that are not allocated to individual business segments such as Office of the Executives, accounting, information technology, compliance, legal, marketing, human capital management, and human resources.

(3)	As of period end.

(4)	Fee Events applicable to FAS only; a Fee Event includes any engagement that involves revenue activity during the measurement period with a revenue minimum of $1,000.

Corporate Finance
Year ended March 31, 2018 versus March 31, 2017
Revenues for Corporate Finance were $528.6 million for the year ended March 31, 2018, compared with $434.6 million for the year ended March 31, 2017, representing an increase of 22%. The increase in revenues was primarily a result of an increase in the average transaction fee on closed deals for the year ended March 31, 2018, compared with the year ended March 31, 2017.

Segment profit for Corporate Finance was $177.6 million for the year ended March 31, 2018, compared with $119.7 million for the year ended March 31, 2017, representing an increase of 48%. The increase in segment profit was a result of the increase in revenues, and lower compensation and non-compensation expenses as a percentage of revenues.
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
Financial Restructuring
Year ended March 31, 2018 versus March 31, 2017
Revenues for Financial Restructuring were $294.1 million for the year ended March 31, 2018, compared with $307.6 million for the year ended March 31, 2017, representing a decrease of 4%. The decrease in revenues was primarily driven by a decline in retainers and monthly fees, partially offset by a slight increase in average fee per closed transaction and the number of closed transactions.
Segment profit for Financial Restructuring was $73.7 million for the year ended March 31, 2018, compared with $92.8 million for the year ended March 31, 2017, a decrease of 21%. The decrease in segment profit was a result of the decrease in revenues, and higher compensation and non-compensation expenses as a percentage of revenues.
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
Financial Advisory Services
Year ended March 31, 2018 versus March 31, 2017
Revenues for Financial Advisory Services were $140.6 million for the year ended March 31, 2018, compared with $129.9 million for the year ended March 31, 2017, representing an increase of 8%. The increase in revenues was primarily a result of strong performance by our transaction advisory, portfolio valuation, and technology and intellectual property advisory product lines.
Segment profit for Financial Advisory Services was $26.3 million for the year ended March 31, 2018, compared with $28.9 million for the year ended March 31, 2017, representing a decrease of 9%. The decrease in profitability was primarily a result of higher non-compensation expenses as a percentage of revenues.
Year Ended March 31, 2017 versus March 31, 2016
Revenues for Financial Advisory Services were $129.9 million for the year ended March 31, 2017, compared with $119.6 million for the year ended March 31, 2016, representing an increase of 9%. The increase in revenues was primarily a result of strong performance by our transaction advisory, portfolio valuation, and strategic consulting product lines.
Segment profit for Financial Advisory Services was $28.9 million for the year ended March 31, 2017, compared with $30.3 million for the year ended March 31, 2016, representing a decrease of 5%. The decrease in profitability was a result of higher employee compensation and benefits expense and increased non-compensation expenses when compared to the year ended March 31, 2016.

Corporate Revenues and Expenses
Year ended March 31, 2018 versus March 31, 2017
Corporate expenses were $63.2 million for the year ended March 31, 2018, compared with $59.5 million for the year ended March 31, 2017, representing an increase of 6%. This increase was primarily a result of higher employee compensation and benefits expense, offset by a decrease in non-compensation expenses compared with the year ended March 31, 2017. Corporate expenses include expenses that are not allocated to individual business segments such as Office of the Executives, accounting, information technology, compliance and legal, marketing, human capital management, and human resources, including related employee compensation and benefits expense for corporate employees.
Year Ended March 31, 2017 versus March 31, 2016

Corporate expenses were $59.5 million for the year ended March 31, 2017, compared with $62.3 million for the year ended March 31, 2016, representing a decrease of 5%. This decrease was primarily a result of a decrease in non-compensation expenses that were higher for the year ended March 31, 2016 as a result of expenses relating to our IPO and offset by higher employee compensation and benefits expense for the year ended March 31, 2017 as compared to the year ended March 31, 2016. Corporate expenses include expenses that are not allocated to individual business segments such as Office of the Executives, accounting, information technology, compliance and legal, marketing, human capital management, and human resources, including related employee compensation and benefits expense for corporate employees.
Liquidity and Capital Resources
Our current assets comprise cash, investment securities, receivable from affiliates, income tax receivable, accounts receivable and unbilled work in process related to fees earned from providing advisory services. Our current liabilities include deferred income, accounts payable and accrued expenses, including accrued employee compensation and benefits expense and current portion of loan obligations.
Our cash and cash equivalents include cash held at banks. We have not experienced any losses in our cash accounts. We maintain moderate levels of cash on hand in support of regulatory requirements for our registered broker-dealer. At March 31, 2018, we had $184.3 million of cash in foreign subsidiaries. In August 2015, prior to the consummation of the IPO, we paid a dividend to our shareholders in connection with which the receivable from ORIX USA was repaid in full. A portion of the dividend was paid to ORIX USA in the form of a $45.0 million note (the “ORIX Note”) that bears interest at an annual rate of LIBOR plus 165 basis points and is payable quarterly. Beginning on June 30, 2016, the Company began making required quarterly repayments of principal in the amount of $7.5 million, with the remaining principal amount due on the second anniversary of the completion of the IPO. On May 23, 2017, the remaining $15 million of the ORIX Note was repaid with interest and without penalty. Excess cash on hand in our U.K. subsidiary had been generally maintained in a receivable owned by ORIX Global Capital Ltd. (“OGC”), a U.K. subsidiary of ORIX Corporation (the “Cash Management Agreement”). OGC paid interest to us under the Cash Management Agreement at an annual rate of LIBOR plus 165 basis points, calculated and payable monthly. As of March 31, 2016, the Company maintained a receivable from OGC of $20.1 million and in May 2016, OGC notified the Company that it will no longer be accepting deposits under the agreement and repaid all outstanding amounts. Currently, we are maintaining any excess cash in bank and investment accounts.
On November 16, 2015, we issued the loan payable to non-affiliates in connection with the Leonardo transaction, which is a EUR 14.0 million note bearing interest at an annual rate of 1.50% and is payable on November 16, 2040. Under certain circumstances, the note may be paid in part or in whole over a five year period in cash and fixed shares that were determined at the time of loan issuance. In January 2017 and December 2017, we paid a portion of this loan in the amount of EUR 2.9 million and EUR 2.9 million, respectively. The remaining balance of the loan payable to non-affiliate as of March 31, 2018 was $8.8 million, which included foreign currency translation adjustments.
Subsequent to the end of fiscal 2018, our Board of Directors declared a quarterly cash dividend of $0.27 per share of common stock, payable on June 15, 2018 to shareholders of record as of the close of business on June 4, 2018.

As of March 31, 2018 and March 31, 2017, our unrestricted cash and cash equivalents including investment securities were as follows:

	March 31, 2018	March 31, 2017
Cash and cash equivalents	$206,723	$300,314
Investment securities	209,319	—
Total unrestricted cash and cash equivalents including investment securities	$416,042	$300,314
As of March 31, 2018 and March 31, 2017, our restricted cash was $93.5 million and $192.4 million which represents the proceeds received from the issuance of shares in secondary public offerings and required to be set aside by a contractual agreement with a related party in conjunction with forward purchase obligations. The fiscal 2017 restriction lapsed when the related forward purchase liability was paid off on April 5, 2017 and the fiscal 2018 restriction lapsed when the related forward purchase liability was paid off on April 5, 2018.
Our liquidity is highly dependent upon cash receipts from clients which in turn are generally dependent upon the successful completion of transactions, as well as the timing of receivable collections, which typically occurs within 60 days of billing. As of March 31, 2018 and March 31, 2017, net accounts receivables were $77.3 million and $60.7 million, respectively. As of March 31, 2018 and March 31, 2017, unbilled work in process were $45.9 million and $57.7 million, respectively.
We currently maintain a revolving line of credit pursuant to a loan agreement, dated as of August 18, 2015, by and among Houlihan Lokey, certain domestic subsidiaries of Houlihan Lokey party thereto and Bank of America, N.A., which provides for a revolving line of credit of $75.0 million (the “Revolving Credit Facility”). As of March 31, 2018, there were no outstanding borrowings under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility require payments of interest at the annual rate of LIBOR plus 1.00%. The loan agreement requires compliance with certain loan covenants including but not limited to the maintenance of minimum earnings before interest, taxes, depreciation and amortization of no less than $120 million as of the end of any quarterly 12-month period and certain leverage ratios including a consolidated leverage ratio of less than 1.50 to 1.00 and a consolidated fixed charge coverage ratio of greater than 1.25 to 1.00, as of the end of any quarterly 12-month period. As of March 31, 2018, we were and we expect to continue to be in compliance with such covenants. On July 28, 2017, we entered into a First Amendment to Credit Agreement which extended the maturity of the revolving line of credit from August 18, 2017 to August 18, 2019, and did not change any other material terms of the Revolving Credit Facility.

Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of our incentive compensation during the first and third quarters of each fiscal year. A summary of our operating, investing, and financing cash flows is as follows:

	Year ended March 31,
($ in thousands)	2018	2017	2016
Cash provided by (used in)
Operating activities:
Net income	$172,283	$108,343	$69,767
Non-cash charges	48,894	46,125	40,929
Other operating activities	29,470	97,552	(98,975)
Total operating activities	250,647	252,020	11,721
Investing activities (1)	(218,584)	(1,653)	179,553
Financing activities	(225,311)	102,924	(114,210)
Effects of exchange rate changes on cash and cash equivalents	785	(4,018)	443
Net increase (decrease) in cash and cash equivalents	(192,463)	349,273	77,507
Cash, cash equivalents, and restricted cash—beginning of year	492,686	166,169	88,662
Cash, cash equivalents, and restricted cash—end of year	$300,223	$515,442	$166,169
_____________________________________________________________________________

(1)	Includes $209,319 of investment securities. See Note 5 for further details on these investments.

Year ended March 31, 2018
Operating activities resulted in a net inflow of $250.6 million for fiscal 2018, which was higher than the prior year due primarily to increased earnings for the period. Investing activities resulted in a net outflow of $218.6 million primarily attributable to capital expenditures and purchases of investment securities. Financing activities resulted in a net outflow of $225.3 million primarily related to proceeds from the issuance of Class A shares through our public offering, offset by (i) dividend distributions, (ii) settlement of forward purchase contracts, and (iii) payments to settle employee tax obligations on share-based awards.
Year ended March 31, 2017
Operating activities resulted in a net inflow of $229.3 million for fiscal 2017, which was higher than the prior year due to (i) increased earnings for the period, (ii) higher accruals for bonuses, and (iii) increased accounts payable, accrued expenses, and income taxes payable. Investing activities resulted in a net outflow of $1.7 million primarily attributable to capital expenditures, offset by a decrease in receivables from affiliates. Financing activities resulted in a net inflow of $102.9 million primarily related to proceeds from the issuance of Class A shares through our public offering, offset by (i) dividend distributions, (ii) repayment of loans to affiliates and non-affiliates, and (iii) redemptions of loans payable to former shareholders.

Year ended March 31, 2016
Operating activities resulted in a net inflow of $11.7 million for fiscal 2016, which was lower than the prior year due to (i) lower net income, (ii) lower accruals for bonuses due to the change on October 1, 2015 from a revenue sharing model that historically approximated an Awarded Compensation Ratio of between 67% and 71% to a target Adjusted Awarded Compensation Ratio of between 65% and 66%, and (iii) reduced accounts payable, accrued expenses, and income taxes payable. Investing activities resulted in a net inflow of $179.6 million primarily attributable to a decrease in receivables from affiliates as the receivable from ORIX USA was paid in full in conjunction with the payment of a pre-IPO dividend. Financing activities resulted in a net outflow of $114.2 million primarily related to dividend distributions.
Contractual Obligations
The following table summarizes our payment obligations and commitments as of March 31, 2018.

($ in thousands)	Payment Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating Leases	$122,769	$22,186	$42,072	$30,040	$28,471
Loans payable to former shareholders	$3,036	$989	$1,229	$481	$337
Loan payable to non-affiliate (1)	$8,825	$—	$—	$—	$8,825
___________________________________________________
(1) Under certain circumstances, the note may be paid in part or in whole over a five year period in equal annual installments.
Off-Balance Sheet Arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our consolidated financial statements except for certain stand-by letters of credit and bank guarantees with Bank of America in support of various office leases totaling approximately $0.7 million.
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
    Historically, and until the closing of our IPO, certain expenses were allocated from ORIX USA to Houlihan Lokey based on an allocation of incurred corporate level support services. For fiscal 2018, 2017 and 2016, the allocation from ORIX USA to Houlihan Lokey was $0.0 million, $0.0 million and $0.9 million, respectively. After the IPO, this allocation was replaced with payments under the Transition Services Agreement, whereby ORIX USA provides certain administrative services to Houlihan Lokey for a fee.
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
    In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. For a discussion of this accounting development and its potential impact on our consolidated financial statements, see “Note 2 - Summary of Significant Accounting Policies” included in Part II, Item 8.

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
Provision for Income Taxes
    Prior to the IPO, ORIX USA and its subsidiaries, including the Company, filed consolidated federal income tax returns and separate returns in state and local jurisdictions and did so for fiscal year 2016 through the date of the IPO. The Company reported income tax expense as if it filed separate returns in all jurisdictions. Following the IPO, the Company files a consolidated federal income tax return separate from ORIX USA, as well as consolidated and separate returns in state and local jurisdictions, and the Company reports income tax expense on this basis.
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
    During fiscal 2018, 2017, and 2016, goodwill was reviewed for impairment in accordance with Accounting Standards Update (ASU) No. 2011-08, Testing Goodwill for Impairment, which permits us to make a qualitative assessment of whether it is more likely than not that one of our reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If we conclude that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then we would not be required to perform the two-step impairment test for that reporting unit. If the assessment indicates that it is more likely than not that the reporting unit's fair value is less than its carrying value, we must test further for impairment utilizing a two-step process. Step 1 compares the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds the estimated fair value, an impairment exists and is measured in Step 2 as the excess of the recorded amount of goodwill over the implied fair value of goodwill resulting from the valuation of the reporting unit. Impairment testing of goodwill requires a significant amount of judgment in assessing qualitative factors and estimating the fair value of the reporting unit, if necessary. The fair value is determined using an estimated market value approach, which considers estimates of future after-tax cash flows, including a terminal value based on market earnings multiples, discounted at an appropriate market rate. During the annual impairment reviews, management concluded that it is not more likely than not that our fair value is less than its carrying amount and no further impairment testing was considered necessary.
    During fiscal 2018, 2017, and 2016, indefinite-lived intangible assets were reviewed for impairment in accordance with ASU 2012-02, Testing Indefinite-lived Intangible Assets for Impairment, which provides us the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. During the annual impairment review of indefinite-lived intangible assets, we determined that it is not more likely than not that the fair values were less than the carrying values.

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

Our cash and cash equivalents are denominated in U.S. dollars, pound sterling, euros, Australian dollars, Hong Kong dollars, Chinese yuan, and Japanese yen and we face foreign currency risk in our cash balances and other assets and liabilities held in accounts outside the United States due to potential currency movements and the associated foreign currency translation accounting requirements.
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
Exchange Rate Risk
The exchange rate of the U.S. dollar relative to the currencies in the non-U.S. countries in which we operate may have an effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities and, therefore, be reflected as a change in other comprehensive income. Our non-U.S. assets and liabilities that are sensitive to exchange rates consist primarily of trade payables and receivables, work in progress, and cash. For the years ended March 31, 2018, 2017 and 2016, the net impact of the fluctuation of foreign currencies in other comprehensive income within the consolidated statements of comprehensive income was $8.0 million, $(7.3) million and $(3.3) million, respectively.
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
From time to time, we have entered into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of March 31, 2018, 2017 and 2016, we have foreign currency forward contracts between the euro and pound sterling outstanding with aggregate notional value of approximately EUR 9 million, 5 million, and 1 million. Gains (losses) in relation to the fair value of the foreign currency forward contracts have been included in other operating expenses of $90, $58, and $(62) during the twelve months ended March 31, 2018, 2017, and 2016, respectively.

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

Item 8.    Financial Statements and Supplementary Data
HOULIHAN LOKEY, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Houlihan Lokey, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Houlihan Lokey, Inc. and subsidiaries (the "Company") as of March 31, 2018 and 2017, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2018, and the related notes and financial statement Schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 25, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2006.

Los Angeles, California
May 25, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Houlihan Lokey, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Houlihan Lokey, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2018 and 2017, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2018, and the related notes and financial statement Schedule II (collectively, the consolidated financial statements), and our report dated May 25, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Los Angeles, California
May 25, 2018

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data and par value)

	As of March 31,
	2018	2017
Assets:
Cash and cash equivalents	$206,723	$300,314
Restricted cash (note 2)	93,500	192,372
Investment securities (fair value of $209,266 as of March 31, 2018)	209,319	—
Accounts receivable, net of allowance for doubtful accounts of $11,391 and $11,199 as of March 31, 2018, and March 31, 2017, respectively	77,259	60,718
Unbilled work in process	45,862	57,682
Receivable from affiliates	8,732	10,913
Property and equipment, net of accumulated depreciation $37,078 and $32,193 as of March 31, 2018, and March 31, 2017, respectively	32,146	30,416
Goodwill and other intangibles, net	723,310	715,343
Other assets	21,990	17,949
Total assets	$1,418,841	$1,385,707
Liabilities and Stockholders' Equity
Liabilities:
Accrued salaries and bonuses	$377,901	$336,465
Accounts payable and accrued expenses	40,772	41,655
Deferred income	3,620	3,717
Income taxes payable	9,967	4,937
Deferred income taxes	22,180	31,196
Forward purchase liability	93,500	192,372
Loan payable to affiliate	—	15,000
Loans payable to former shareholders	3,036	5,482
Loan payable to non-affiliate	8,825	12,080
Other liabilities	6,227	12,348
Total liabilities	$566,028	$655,252
Redeemable noncontrolling interest	—	3,838
Commitments and contingencies (note 15)
Stockholders' equity:
Class A common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 30,604,405 and 22,026,811 shares as of March 31, 2018 and March 31, 2017, respectively	31	22
Class B common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 37,187,932 and 50,883,299 shares as of March 31, 2018 and March 31, 2017, respectively	37	51
Treasury stock, at cost; 2,000,000 and 6,900,000 shares as of March 31, 2018, and March 31, 2017, respectively	(93,500)	(193,572)
Additional paid-in capital	753,077	854,750
Retained earnings	207,124	87,407
Accumulated other comprehensive loss	(13,956)	(21,917)
Stock subscription receivable	—	(124)
Total stockholders' equity	852,813	726,617
Total liabilities and stockholders' equity	$1,418,841	$1,385,707

See accompanying notes to consolidated financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands, except per share data)

	Year Ended March 31,
	2018	2017	2016
Fee revenue (a)	$963,364	$872,091	$693,765
Operating expenses:
Employee compensation and benefits	636,631	582,244	461,609
Travel, meals, and entertainment	26,445	21,707	20,955
Rent	28,560	27,094	26,459
Depreciation and amortization	7,905	8,853	7,499
Information technology and communications	18,481	17,628	16,017
Professional fees (b)	17,117	13,073	20,687
Other operating expenses, net (c)	13,779	19,497	14,139
Total operating expenses	748,918	690,096	567,365
Operating income	214,446	181,995	126,400
Other (income) expense, net (d)	(3,390)	3,508	770
Income before provision for income taxes	217,836	178,487	125,630
Provision for income taxes	45,553	70,144	55,863
Net income	172,283	108,343	69,767
Net income attributable to noncontrolling interests	—	—	(26)
Net income attributable to Houlihan Lokey, Inc.	$172,283	$108,343	$69,741
Other comprehensive income, net of tax:
Foreign currency translation adjustments	7,961	(7,304)	(3,275)
Comprehensive income attributable to Houlihan Lokey, Inc.	$180,244	$101,039	$66,466

Attributable to Houlihan Lokey, Inc. common stockholders: (e)
Weighted average shares of common stock outstanding:
Basic	62,494,275	61,100,497	59,044,981
Diluted	66,324,093	66,579,130	63,475,903
Net income per share of common stock
Basic	$2.76	$1.77	$1.18
Diluted	$2.60	$1.63	$1.10

(a)	including related party fee revenue of $3,006, $7,504, and $504 during the years ended March 31, 2018, 2017, and 2016 respectively.

(b)	including related party professional fees of $0, $269, and $214 during the years ended March 31, 2018, 2017, and 2016 respectively.

(c)
including related party expenses of $0, $0, and $874 during the years ended March 31, 2018, 2017, and 2016 respectively; including related party income of $286, $461, and $205 during the years ended March 31, 2018, 2017, and 2016 respectively; and including realized foreign currency translation gain of $5,123, $309, and $2,239 during the years ended March 31, 2018, 2017, and 2016 respectively.

(d)
including related party interest income of $110, $33, and $1,954 during the years ended March 31, 2018, 2017, and 2016, respectively, and related party interest expense of $62, $806, and $922 during years ended March 31, 2018, 2017, and 2016, respectively. The Company recognized (gain) loss related to investments in unconsolidated entities of $(3,210), $3,839, and $1,604 during years ended March 31, 2018, 2017, and 2016, respectively.

(e)
the number of shares and per share amounts presented for FY16 have been retroactively restated to reflect the conversion of Fram shares to HLI shares at a ratio of 10.425 shares to each share of Fram stock (note 1).

See accompanying notes to consolidated financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended March 31, 2018, 2017 and 2016
($ in thousands)

	Common - shares		Class A - shares		Class B - shares
	Shares	$	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Stock Subscriptions Receivable	Equity attributable to Houlihan Lokey, Inc.	Noncontrolling interest	Total stockholders' equity
Balances - April 1, 2015	587,866	$59	—	$—	—	$—	$670,182	$170,929	$(11,338)	$(7,135)	$822,697	$1,809	$824,506
Fram shares issued (note 1)	—	—	—	—	31,414	—	13,320	—	—	—	13,320	—	13,320
Fram stock compensation vesting (note 13)	—	—	—	—	—	—	28,765	—	—	—	28,765	—	28,765
Fram share redemptions (note 14)	—	—	—	—	(64,285)	—	(2,295)	—	—	—	(2,295)	—	(2,295)
Dividend	—	—	—	—	—	—	(74,432)	(211,034)	—	4,168	(281,298)	(1,835)	(283,133)
Stock subscriptions receivable issued, net	—	—	—	—	—	—	—	—	—	2,720	2,720	—	2,720
Conversion of Fram shares to HLI	(587,866)	(59)	12,075,000	12	53,321,893	53	(6)	—	—	—	—	—	—
Shares issued to non-employee directors	—	—	9,524	—	—	—	—	—	—	—	—	—	—
Shares repurchased/forfeited	—	—	—	—	(69,719)	—	—	—	—	—	—	—	—
Excess tax benefits	—	—	—	—	—	—	1,798	—	—	—	1,798	—	1,798
Adjustment of noncontrolling interest to redeemable value	—	—	—	—	—	—	—	(1,013)	—	—	(1,013)	—	(1,013)
Net income	—	—	—	—	—	—	—	69,741	—	—	69,741	26	69,767
Change in unrealized foreign currency translation	—	—	—	—	—	—	—	—	(3,275)	—	(3,275)	—	(3,275)
Total comprehensive income	—	—	—	—	—	—	—	69,741	(3,275)	—	66,466	26	66,492
Balances-March 31, 2016	—	$—	12,084,524	$12	53,219,303	$53	$637,332	$28,623	$(14,613)	$(247)	$651,160	$—	$651,160

See accompanying notes to consolidated financial statements.

	Common - shares		Class A - shares		Class B - shares		Treasury Stock
	Shares	$	Shares	$	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Stock Subscriptions Receivable	Equity attributable to Houlihan Lokey, Inc.	Noncontrolling interest	Total stockholders' equity
Balances - April 1, 2016	—	$—	12,084,524	$12	53,219,303	$53	$—	$—	$637,332	$28,623	$(14,613)	$(247)	$651,160	$—	$651,160
Shares issued (note 1)	—	—	—	—	1,858,864	2	—	—	5,152	—	—	—	5,154	—	5,154
Stock compensation vesting (note 13)	—	—	—	—	—	—	—	—	39,357	—	—	—	39,357	—	39,357
Share redemptions (note 14)	—	—	—	—	(71,913)	—	—	—	(330)	—	—	—	(330)	—	(330)
Dividends	—	—	—	—	—	—	—	—	—	(47,883)	—	—	(47,883)	—	(47,883)
Stock subscriptions receivable redeemed	—	—	—	—	—	—	—	—	—	—	—	123	123	—	123
Secondary offering	—	—	9,200,000	9	(9,200,000)	(9)	—	—	193,572	—	—	—	193,572	—	193,572
Shares subject to forward purchase agreement	—	—	—	—	6,900,000	7	(6,900,000)	(193,572)	(7)	—	—	—	(193,572)	—	(193,572)
Conversion of Class B to Class A shares	—	—	733,150	1	(733,150)	(1)	—	—	—	—	—	—	—	—	—
Shares issued to non-employee directors	—	—	9,137	—	—	—	—	—	—	—	—	—	—	—	—
Shares repurchased/forfeited	—	—	—	—	(1,089,805)	(1)	—	—	(27,308)	—	—	—	(27,309)	—	(27,309)
Excess tax benefits	—	—	—	—	—	—	—	—	6,982	—	—	—	6,982	—	6,982
Adjustment of noncontrolling interest to redeemable value	—	—	—	—	—	—	—	—	—	(1,676)	—	—	(1,676)	—	(1,676)
Net income	—	—	—	—	—	—	—	—	—	108,343	—	—	108,343	—	108,343
Change in unrealized foreign currency translation	—	—	—	—	—	—	—	—	—	—	(7,304)	—	(7,304)	—	(7,304)
Total comprehensive income	—	—	—	—	—	—	—	—	—	108,343	(7,304)	—	101,039	—	101,039
Balances-March 31, 2017	—	$—	22,026,811	$22	50,883,299	$51	(6,900,000)	$(193,572)	$854,750	$87,407	$(21,917)	$(124)	$726,617	$—	$726,617

See accompanying notes to consolidated financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended March 31, 2018, 2017 and 2016
($ in thousands)

	Common - shares		Class A - shares		Class B - shares		Treasury Stock
	Shares	$	Shares	$	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Stock Subscriptions Receivable	Equity attributable to Houlihan Lokey, Inc.	Noncontrolling interest	Total stockholders' equity
Balances - April 1, 2017	—	$—	22,026,811	$22	50,883,299	$51	(6,900,000)	$(193,572)	$854,750	$87,407	$(21,917)	$(124)	$726,617	$—	$726,617
Shares issued	—	—	—	—	1,331,370	1	—	—	7,984	—	—	—	7,985	—	7,985
Stock compensation vesting (note 13)	—	—	—	—	—	—	—	—	41,900	—	—	—	41,900	—	41,900
Dividends	—	—	—	—	—	—	—	—	—	(51,305)	—	—	(51,305)	—	(51,305)
Stock subscriptions receivable redeemed	—	—	—	—	—	—	—	—	—	—	—	124	124	—	124
Secondary offerings	—	—	7,750,000	8	(7,750,000)	(8)	—	—	93,500	—	—	—	93,500	—	93,500
Retirement of shares upon settlement of forward purchase agreement	—	—	—	—	(6,900,000)	(7)	6,900,000	193,572	(193,565)	—	—	—	—	—	—
Shares subject to forward purchase agreement	—	—	—	—	2,000,000	2	(2,000,000)	(93,500)	(2)	—	—	—	(93,500)	—	(93,500)
Conversion of Class B to Class A shares	—	—	1,252,242	1	(1,252,242)	(1)	—	—	—	—	—	—	—	—	—
Shares issued to non-employee directors (note 14)	—	—	5,589	—	—	—	—	—	—	—	—	—	—	—	—
Shares purchased and retired under repurchase program	—	—	(430,237)	—	—	—	—	—	(15,139)	—	—	—	(15,139)	—	(15,139)
Other shares repurchased/forfeited	—	—	—	—	(1,124,495)	(1)	—	—	(36,351)	—	—	—	(36,352)	—	(36,352)
Adjustment of noncontrolling interest to redeemable value	—	—	—	—	—	—	—	—	—	(1,261)	—	—	(1,261)	—	(1,261)
Net income	—	—	—	—	—	—	—	—	—	172,283	—	—	172,283	—	172,283
Change in unrealized foreign currency translation	—	—	—	—	—	—	—	—	—	—	7,961	—	7,961	—	7,961
Total comprehensive income	—	—	—	—	—	—	—	—	—	172,283	7,961	—	180,244	—	180,244
Balances-March 31, 2018	—	$—	30,604,405	$31	37,187,932	$37	(2,000,000)	$(93,500)	$753,077	$207,124	$(13,956)	$—	$852,813	$—	$852,813

See accompanying notes to consolidated financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Year Ended March 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$172,283	$108,343	$69,767
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(6,569)	(6,093)	(4,165)
Provision for bad debts	1,983	4,008	2,538
Depreciation and amortization	7,905	8,853	7,499
Contingent consideration valuation	(1,536)	—	—
Compensation expense – restricted share grants (note 13)	47,111	39,357	35,057
Changes in operating assets and liabilities:
Accounts receivable	(18,202)	(5,527)	(1,387)
Unbilled work in process	11,875	(6,382)	(8,360)
Other assets	(1,703)	3,745	(643)
Accrued salaries and bonuses	34,556	82,046	(56,184)
Accounts payable and accrued expenses	392	13,499	(13,959)
Deferred income	(31)	(1,970)	2,475
Income taxes receivable (payable)	2,583	12,141	(20,917)
Net cash provided by operating activities	250,647	252,020	11,721
Cash flows from investing activities:
Purchase of investment securities	(209,319)	—	—
Receivables from affiliates	1,155	16,495	225,792
Acquisition of business, net of cash acquired	(2,701)	(3,725)	(36,854)
Purchase of property and equipment, net	(7,719)	(14,423)	(9,385)
Net cash (used in) provided by investing activities	(218,584)	(1,653)	179,553
Cash flows from financing activities:
Dividends paid	(52,081)	(55,293)	(114,297)
Settlement of forward purchase contract	(192,372)	—	—
Proceeds from issuance of Class A shares placed in escrow	93,500	193,565	—
Earnouts paid	—	(964)	(1,417)
Stock subscriptions receivable redeemed	124	123	2,720
Shares purchased and retired under stock repurchase program	(15,139)	—	—
Other share repurchases	(2,936)	—	—
Payments to settle employee tax obligations on share-based awards	(33,419)	(22,756)	—
Loans payable to former shareholders redeemed	(2,446)	(11,256)	(3,047)
Repayments of loans to affiliates	(15,000)	(30,000)	—
Borrowings from non-affiliates	—	65,000	—
Repayments of loans to non-affiliates	(1,661)	(65,000)	—
Excess tax benefits	—	6,982	1,798
Other financing activities, net	(3,881)	(233)	33
Net cash used in financing activities	(225,311)	80,168	(114,210)
Effects of exchange rate changes on cash and cash equivalents	785	(4,018)	443
Increase (decrease) in cash, cash equivalents, and restricted cash	(192,463)	326,517	77,507
Cash, cash equivalents, and restricted cash – beginning of period	492,686	166,169	88,662
Cash, cash equivalents, and restricted cash – end of period	$300,223	$492,686	$166,169
Supplemental disclosures of noncash activities:
Dividends paid via settlement of receivable from affiliate (note 3)	—	—	94,520
Dividends paid via distribution of non-cash assets	—	—	22,800
Dividends paid via loan payable to affiliate	—	—	45,000
Dividends paid via settlement of employee loans	—	—	4,168
Taxes paid via settlement of receivable from affiliate	—	—	901
Shares redeemed via settlement of receivable from affiliate (note 3)	—	—	(763)
Shares issued via vesting of liability classified awards	—	4,754	—
Shares issued as consideration for acquisitions	7,797	457	11,306
Debt forgiven as consideration for acquisitions	1,894	—	—
Fully depreciated assets written off	38	829	443
Cash acquired through acquisitions	—	—	14,688
Cash paid during the year:
Interest	656	1,621	1,314
Taxes	47,629	57,286	75,365

See accompanying notes to consolidated financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

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

•
Houlihan Lokey EMEA, LLP, a limited liability partnership registered in England ("HL EMEA, LLP"), is an indirect subsidiary of HL, Inc. HL EMEA, LLP is regulated by the Financial Conduct Authority in the United Kingdom ("U.K.").

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
In addition, prior to the consummation of the IPO, the Company distributed to its existing owners a dividend of $270.0 million, consisting of (i) a short-term note in the aggregate amount of $197.2 million, which was repaid immediately after the consummation of the IPO, and was allocated $94.5 million to ORIX USA and $102.7 million to the HL Holders, (ii) a note to ORIX USA in the amount of $45.0 million (see Note 9), and (iii) certain of our non-operating assets to certain of the HL Holders (consisting of non-marketable minority equity interests in four separate businesses that ranged in carrying value from $2.5 million to $11.0 million, and were valued in the aggregate at approximately $22.8 million as of June 30, 2015), together with $5.0 million in cash to be used to complete a potential additional investment and in the administration of these assets in the future. All issued and outstanding Fram shares were converted to HL, Inc. common stock at a ratio of 10.425 shares for each share of Fram stock. Immediately following the IPO, there were two classes of authorized HL, Inc. common stock: Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. As of March 31, 2018 (without giving effect to the transaction provided for in the January 2018 Forward Share Purchase Agreement (defined below)), there were 30,141,915 Class A shares held by the public, 24,250 Class A shares held by non-employee directors, and 438,240 Class A shares held by ORIX USA. In addition, there were 25,477,601 Class B shares held by the HL Voting Trust, and 11,710,331 Class B shares held by ORIX USA.
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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

•
$14,153, $14,330 and $7,420 of compensation expenses associated with the amortization of restricted stock granted in connection with the IPO for the years ended March 31, 2018, 2017 and 2016, respectively; amortization expense of restricted stock granted in connection with the IPO is being recognized over a four and one-half year vesting period; and

•
$10,764, $11,873 and $7,855 of compensation expenses associated with the accrual of certain deferred cash payments granted in connection with the IPO for the years ended March 31, 2018, 2017 and 2016, respectively; accrual expense of deferred cash payments granted in connection with the IPO is being recognized over a four and one-half year vesting period.

On February 14, 2017, pursuant to a registered underwritten public offering, we issued and sold 6,000,000 shares of our Class A common stock and certain of our former and current employees and members of our management (the “Selling Stockholders”) sold 2,000,000 shares of our Class A common stock, in each case, at a price to the public of $29.25 per share (the “February 2017 Follow-on Offering”).  On March 15, 2017, we issued and sold an additional 900,000 shares of Class A common stock and the Selling Stockholders sold an additional 300,000 shares of Class A common stock in connection with the underwriters’ exercise in full of their option to purchase additional shares in the February 2017 Follow-on Offering.

            In connection with, and prior to, the February 2017 Follow-on Offering, on February 6, 2017, we entered into a Forward Share Purchase Agreement (the "February 2017 Forward Share Purchase Agreement"), with an indirect wholly owned subsidiary of ORIX USA pursuant to which we agreed to repurchase from ORIX USA on April 5, 2017 the number of shares of our Class B common stock equal to the number of shares of our Class A common stock sold by us in the February 2017 Follow-on Offering (including any shares sold upon the exercise by the underwriters of their option to purchase additional shares of our Class A common stock) for a purchase price per share equal to the public offering price in the February 2017 Follow-on Offering less underwriting discounts and commissions. The cash proceeds from the February 2017 Follow-on Offering that were used to consummate the purchase pursuant to the February 2017 Forward Share Purchase Agreement were held in an escrow account as of March 31, 2017 and presented as restricted cash as discussed in note 2. On April 5, 2017 we settled the transaction provided for in the February 2017 Forward Share Purchase Agreement and acquired 6,900,000 shares of Class B common stock from ORIX USA using the net proceeds we received from the February 2017 Follow-on Offering. In accordance with the terms of the February 2017 Forward Share Purchase Agreement, the purchase price per share was reduced by the per share amount of the dividend paid to ORIX USA on the shares of our Class B common stock subject to the February 2017 Forward Share Purchase Agreement prior to the settlement of such transaction. As the February 2017 Forward Share Purchase Agreement required physical settlement by purchase of a fixed number of shares in exchange for cash, the 6,900,000 shares that were purchased are excluded from the Company's calculation of basic and diluted earnings per share in the Company's financial statements for the years ended March 31, 2018 and 2017. In addition, as the agreement provides for the refund of any dividends paid during the term on the underlying Class A common stock, such shares are not classified as participating securities and the Company does not apply the two-class method for calculating its earnings per share.

On October 25, 2017, pursuant to a registered underwritten public offering, ORIX USA sold 1,750,000 shares of our Class A common stock and certain of our former and current employees and members of our management sold 1,750,000 shares of our Class A common stock, in each case, at a price to the public of $42.00 per share, and such transaction closed on October 30, 2017 (the "October 2017 Follow-on Offering"). On November 3, 2017, ORIX USA sold an additional 125,000 shares of Class A common stock and our former and current employees and members of our management sold an additional 125,000 shares of Class A common stock in connection with the underwriters’ partial exercise of their option to purchase additional shares in the offering.

On March 12, 2018, pursuant to a registered underwritten public offering, we issued and sold 2,000,000 shares of our Class A common stock and certain of our former and current employees and members of our management (the “Selling Stockholders”) sold 2,000,000 shares of our Class A common stock, in each case, at a price to the public of $47.25 per share (the “March 2018 Follow-on Offering”).

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

            In connection with, and prior to, the March 2018 Follow-on Offering, on January 26, 2018, we entered into a Forward Share Purchase Agreement (the "January 2018 Forward Share Purchase Agreement"), with an indirect wholly owned subsidiary of ORIX USA pursuant to which we agreed to purchase from ORIX USA on April 5, 2018 the number of shares of our Class B common stock equal to the number of shares of our Class A common stock sold by us in the March 2018 Follow-on Offering for a purchase price per share equal to the public offering price in the March 2018 Follow-on Offering less underwriting discounts and commissions. The cash proceeds from the March 2018 Follow-on Offering that were used to consummate the purchase pursuant to the January 2018 Forward Share Purchase Agreement were held in an escrow account as of March 31, 2018 and presented as restricted cash as discussed in note 2. On April 5, 2018 we settled the transaction provided for in the January 2018 Forward Share Purchase Agreement and acquired 2,000,000 shares of Class B common stock from ORIX USA using the net proceeds we received from the March 2018 Follow-on Offering. In January 2018 and April 2017 Forward Share Purchase Agreements required physical settlement by purchase of a fixed number of shares in exchange for cash, the 2,000,000 and 6,900,000 shares that were purchased are excluded from the Company's calculation of basic and diluted earnings per share in the Company's financial statements for the years ended March 31, 2018 and 2017. In addition, as the agreement provides for the refund of any dividends paid during the term on the underlying Class A common stock, such shares are not classified as participating securities and the Company does not apply the two-class method for calculating its earnings per share.

Expenses related to the February 2017 Follow-on Offering and the February 2017 Forward Share Purchase Agreement included in the consolidated statements of comprehensive income include $1,633 of professional service and other third-party fees and expenses during the year ended March 31, 2017.

Expenses related to the October 2017 Follow-on Offering and the March 2018 Follow-on Offering and the January 2018 Forward Share Purchase Agreement included in the consolidated statements of comprehensive income include $2,084 of professional service and other third-party fees and expenses during the year ended March 31, 2018.

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
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

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
The Company carries its investments in unconsolidated entities over which it has significant influence but does not control using the equity method, and includes its ownership share of the income and losses in other (income) expense, net in the consolidated statements of comprehensive income.

(c)	Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements. Management estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period, and disclosure of contingent assets and liabilities at the reporting date. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Items subject to such estimates and assumptions include: the allowance for doubtful accounts, the valuation of deferred tax assets, goodwill, accrued expenses, and share based compensation and reserves for income tax uncertainties and other contingencies.

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
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

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
The majority of the Company’s operating expenses are related to compensation for employees, which includes the amortization of the relevant portion of the Company’s share-based incentive plans (note 13). Other examples of operating expenses include: travel, meals and entertainment; rent; depreciation and amortization; information technology and communication; professional fees and other operating expenses, which include such items as office expenses, business license and registration fees, non-income-related taxes, legal expenses, related-party support services, and charitable contributions. During the years ended March 31, 2018, 2017, and 2016, the Company recognized reimbursements of $30,200, $33,015, and $28,183 respectively, from customers for out-of-pocket expenses incurred by the Company that are presented net against the related expenses in the accompanying consolidated statements of comprehensive income.

(f)	Translation of Foreign Currency Transactions
The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The assets and liabilities of subsidiaries whose functional currency is other than the U.S. dollar are included in the consolidation by translating the assets and liabilities at the reporting period-end exchange rates; however, revenues and expenses are translated using the applicable exchange rates determined on a monthly basis throughout the year. Resulting translation adjustments are reported as a separate component of accumulated other comprehensive loss, net of applicable taxes. The Company's operating expenses includes realized foreign currency translation gains and (losses) of $5,123, $309, and $2,239 during the years ended March 31, 2018, 2017, and 2016, respectively.
From time to time, we have entered into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of March 31, 2018, 2017 and 2016, we have foreign currency forward contracts between the euro and pound sterling outstanding with aggregate notional value of approximately EUR 9 million, 5 million, and 1 million. Gains (losses) in relation to the fair value of the foreign currency forward contracts have been included in other operating expenses of $90, $58, and $(62) during the twelve months ended March 31, 2018, 2017, and 2016, respectively.

(g)	Property and Equipment
Property and equipment are stated at cost. Repair and maintenance charges are expensed as incurred and costs of renewals or improvements are capitalized at cost.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

Depreciation on furniture and office equipment is provided on a straight-line basis over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the lesser of the lease term or estimated useful life.

(h)	Cash and Cash Equivalents
Cash and cash equivalents include cash held at banks and highly liquid investments with original maturities of three months or less. At March 31, 2018 and 2017, the Company had cash balances with banks in excess of insured limits. The Company has not experienced any losses in its cash accounts and believes it is not exposed to any significant credit risk with respect to cash and cash equivalents.

(i)	Restricted cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the statement of financial position that sum to the total of the same amounts shown in the statement of cash flows.

	March 31, 2018	March 31, 2017
Cash and cash equivalents	$206,723	$300,314
Restricted cash	93,500	192,372
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$300,223	$492,686
Amounts in restricted cash include cash received from the issuance of shares in the February 2017 Follow-on Offering and the March 2018 Follow-on Offering and required to be set aside pursuant to the February 2017 Forward Share Purchase Agreement and January 2018 Forward Share Purchase Agreement (notes 1 and 3). The restriction lapsed when the related forward purchase liability was paid off.

(j)	Investment Securities
Investment securities consists of corporate debt, certificates of deposit, and U.S. treasury securities with maturities less than one year. The Company classifies its investment securities as held to maturity which are recorded at amortized cost based on the Company’s positive intent and ability to hold these securities to maturity.  Management evaluates whether securities held to maturity are other-than-temporarily impaired on a quarterly basis.

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
We account for income taxes in accordance with Accounting Standards Codification 740 (“ASC 740”), Income Taxes, which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax basis of our assets and liabilities. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The measurement of the deferred items is based on enacted tax laws and applicable tax rates. A valuation allowance related to a deferred tax asset is recorded if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

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
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act, enacted on December 22, 2017, is comprehensive tax legislation which makes broad and complex changes to the U.S. tax code that will affect the year ended March 31, 2018 as well as future years. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the consolidated financial statements.
The impacts of the Tax Act, including both the adjustment to the deferred tax accounts and a one-time toll charge on deemed repatriated earnings of foreign subsidiaries (toll charge), are the Company’s best estimates based on the information that is available at the time of these consolidated financial statements and may change as additional information becomes available. As for the Tax Act’s one-time repatriation tax, the calculation involves a number of variables and assumptions, including state tax impacts, which will continue to be refined by the Company through the filing date of the Company’s federal and state tax returns.
In addition, the Tax Act is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury Department and the Internal Revenue Service (“IRS”), any of which could affect the estimates included in the provision. Furthermore, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. If an adjustment related to the Tax Act is required, it will be reflected as a discrete expense or benefit in the quarter that it is identified, as allowed by SAB 118, not to exceed the permissible one year measurement period.

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
When HL CA was acquired by Fram in January 2006, approximately $392,600 of goodwill and $192,210 of indefinite-lived intangible assets were generated and recognized. In accordance with ASC Topic 805, Business Combinations, since HL CA was wholly owned by Fram, this goodwill and all other purchase accounting-related adjustments were pushed down to the Company’s reporting level. Through both foreign and domestic acquisitions made directly by HL CA and the Company since 2006, additional goodwill of approximately $136,289, inclusive of foreign currency translations has been recognized.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

We assign goodwill to reporting units. Our reporting units include Corporate Finance, Financial Restructuring and Financial Advisory Services. For each reporting unit we performed a qualitative assessment and determined whether it was more likely than not that the carrying value of the reporting unit, including the recorded goodwill, was in excess of the fair value of the reporting unit. In any instance in which we are unable to qualitatively conclude that it is more likely than not that the fair value of the reporting unit exceeds the reporting unit carrying value including goodwill, a quantitative analysis of the fair value of the reporting unit would be performed. Based upon the outcome of our qualitative assessments, we determined that no quantitative analysis of the fair value of any of the reporting units was required, and we concluded that none of the goodwill allocated to any of those reporting units was impaired. No events have occurred since our assessment that would cause us to update this impairment testing.

Indefinite-lived intangible assets are reviewed annually for impairment in accordance with ASU 2012-02, Testing Indefinite-lived Intangible Assets for Impairment, which provides management the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. During the years ended March 31, 2018, 2017, and 2016, management concluded that it was not more likely than not that the fair values were less than the carrying values.
Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group (inclusive of other long-lived assets) be tested for possible impairment, management first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. During the years ended March 31, 2018, 2017, and 2016, no events or changes in circumstances were identified that indicated that the carrying amount of the finite-lived intangible assets were not recoverable.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

(n)	Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, Deferral of Effective Date which deferred the effective date of the new standard to annual and interim periods within that reporting period beginning after December 15, 2017 (year ending March 31, 2019 for the Company). The new standard is to be applied using either the retrospective or cumulative-effective transition method. The Company adopted the standard effective April 1, 2018 using the modified retrospective method which requires the recognition of a cumulative-effect adjustment as of that date. The Company evaluated the potential impact of the new guidance including (i) the timing of revenue recognition for Corporate Finance, Financial Restructuring, and Financial Advisory fees and (ii) the presentation of reimbursable out-of-pocket expenses. With respect to revenue recognition, the Company assessed the potential impact of the new guidance on the Company’s recognition of advisory fees (e.g., transaction success and retainer fees), including whether the Company’s fulfillment of its performance obligations under Corporate Finance, Financial Restructuring, and Financial Advisory engagement contracts would be deemed to occur over time, or at specific points in time, under the new guidance. The Company considered the proposed guidance which includes an assessment of whether the client receives and consumes benefits from the services as the services are being performed to achieve over-time recognition, and has concluded that the vast majority of Financial Restructuring advisory contracts would be recognized over time as performance occurs, subject to constraints, using an appropriate measure of progress. Corporate Finance contracts will be a mix of over-time and point-in-time based on terms of the specific contract. The vast majority of Financial Advisory contracts will be recognized point-in-time as the performance obligation will be satisfied upon the delivery of a report at the completion of the engagement. Interpretive guidance on over-time or point-in-time recognition continues to be issued and interpreted, in particular by the AICPA industry task force on Broker-Dealers, the AICPA's Revenue Recognition Working Group and the AICPA's Financial Reporting Executive Committee. The Company will continue to monitor and evaluate any additional guidance. The Company is still in the process of evaluating its contracts to determine whether point-in-time or over time recognition is appropriate.  The result of adoption is expected to result in a cumulative effect adjustment decrease to opening retained earnings and an increase to deferred income. With respect to contract costs, certain reimbursable out-of-pocket expenses incurred by the Company are currently presented net against the related expenses in the accompanying consolidated statements of comprehensive income (amounts for each of the three years ended March 31, 2018 are included in note 2e); however under the new standard these will be reported on a gross basis resulting in an increase to both fee revenue and operating expenses.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The amendments in this ASU requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right-of-use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonable certain to exercise an option to extend the lease, exercise a purchase option, or not exercise an option to terminate the lease. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018 (year ending March 31, 2020 for the Company). Early application is permitted. The Company is currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements. See Note 15 for a summary of our undiscounted minimum rental commitments under operating leases as of March 31, 2018.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

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
In January 2017, the FASB issued ASU No. 2017-04, Intangible - Goodwill and Other: Simplifying the Test for Goodwill Impairment. The amendments in this ASU do not change the guidance on Step 1 of the goodwill impairment test but eliminates the requirement to calculate an implied goodwill value using Step 2. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value but should not exceed the total amount of goodwill allocated to that reporting unit. Also, an entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU No. 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019 (year ending March 31, 2021 for the Company) with early adoption permitted. Management does not believe this guidance will have a material impact on the Company's consolidated financial statements and related disclosures.
In May 2017, the FASB issued amended guidance that clarifies when changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting (ASU 2017-09). The amended guidance states an entity should account for the effects of a modification unless certain criteria are met which include that the modified award has the same fair value, vesting conditions and classification as the original award. The guidance is first effective for our fiscal year beginning October 1, 2019 on a prospective basis; however, early adoption is permitted. Given that this guidance applies to specific transactions and would only become relevant in certain circumstances, we are unable to estimate the impact, if any, this new guidance may have on our financial position.

(o)	Reclassifications
Certain prior year amounts have been reclassified to conform with current year presentation.
(3) RELATED‑PARTY TRANSACTIONS
The Company provides financial advisory services to ORIX USA, Infrastructure Holdings, and their affiliates and received fees for these services totaling approximately $3,006, $7,504, and $504 during the years ended March 31, 2018, 2017, and 2016, respectively.

The Company provides certain management and administrative services for the Company's unconsolidated entities and receive fees for these services. These fees are offset with the compensation costs related to the administrative staffs. As a result, the Company received fees of $286, $461, and $205 during the years ended March 31, 2018, 2017, and 2016, respectively.
In connection with the IPO, ORIX USA and the Company entered into a Transition Services Agreement, pursuant to which ORIX USA provided services for Sarbanes-Oxley compliance, internal audit, and other services for specified fees. Expenses incurred by the Company related to these services were $0, $269, and $214 for the years ended March 31, 2018, 2017, and 2016, respectively, which are included in professional fees in the accompanying consolidated statements of comprehensive income. To the extent that ORIX USA and its affiliates pay for expenses of the Company, ORIX USA is reimbursed for such payments by the Company.
Interest income earned by the Company related to cash balances held by the affiliate of ORIX USA was $0, $33 and $1,954 for the years ended March 31, 2018, 2017 and 2016, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

In November 2015, the Company entered into a joint venture arrangement with Leonardo & Co. NV, a European-based investment banking firm ("Leonardo"), in relation to Leonardo's Italian business by means of acquisition of a minority (49%) interest. In conjunction with this transaction, a subsidiary of the Company loaned the joint venture EUR 5,500 ($6,034 as of March 31, 2018) which is included in receivables from affiliates and which bears interest at 1.5% and matures no later than November 2025. Interest income earned by the Company related to this receivable from affiliate was approximately $97, $90, and $34 during the years ended March 31, 2018, 2017, and 2016, respectively. Included in receivables from affiliates is also reimbursable third party costs incurred on behalf of Leonardo totaling approximately $2,698 and $1,424 as of March 31, 2018, and 2017, respectively.
As described in note 1 above, in connection with, and prior to, the February 2017 Follow-on Offering, on February 6, 2017, the Company entered into the February 2017 Forward Share Purchase Agreement, pursuant to which the Company agreed to repurchase from ORIX USA on April 5, 2017 the number of shares of our Class B common stock equal to the number of shares of our Class A common stock sold by the Company in the February 2017 Follow-on Offering (including any shares sold upon the exercise by the underwriters of their option to purchase additional shares of our Class A common stock) for a purchase price per share equal to the public offering price in the February 2017 Follow-on Offering less underwriting discounts and commissions.  On April 5, 2017, the Company settled the transaction provided for in the February 2017 Forward Share Purchase Agreement and acquired 6,900,000 shares of Class B common stock from ORIX USA using the net proceeds we received from the February 2017 Follow-on Offering and the shares were retired.  In accordance with the terms of the February 2017 Forward Share Purchase Agreement, the purchase price per share under the February 2017 Forward Share Purchase Agreement was reduced by the per share amount of the dividend paid to ORIX USA on the shares of our Class B common stock subject to the February 2017 Forward Share Purchase Agreement prior to the settlement of the transaction.
In July 2017, the Company purchased the remaining interest of Houlihan Lokey (Australia) Pty Limited ("HL Australia"), which was historically operating as our joint venture in Australia. As part of the consideration paid, a loan receivable from certain principals of the joint venture was forgiven. In addition, as a result of the acquisition we eliminated from our consolidated financial statements as of December 31, 2017 a loan agreement entered into with HL Australia in February 2017 for AUD 2,500 ($2,001 as of July 31, 2017) which bore interest at 2.0% and was previously included in receivables from affiliates. Interest income earned by the Company related to this receivable from affiliate was approximately $13 and $19 during the years ended March 31, 2018 and 2017, respectively.
In connection with, and prior to, the March 2018 Follow-on Offering, on January 26, 2018, the Company entered into the January 2018 Forward Share Purchase Agreement, pursuant to which the Company agreed to repurchase from ORIX USA on April 5, 2018 the number of shares of our Class B common stock equal to the number of shares of our Class A common stock sold by the Company in the March 2018 Follow-on Offering for a purchase price per share equal to the public offering price in the March 2018 Follow-on Offering less underwriting discounts and commissions.  On April 5, 2018, the Company settled the transaction provided for in the January 2018 Forward Share Purchase Agreement and acquired 2,000,000 shares of Class B common stock from ORIX USA using the net proceeds we received from the March 2018 Follow-on Offering and the shares were retired.  In accordance with the terms of the January 2018 Forward Share Purchase Agreement, the purchase price per share under the January 2018 Forward Share Purchase Agreement was reduced by the per share amount of the dividend paid to ORIX USA on the shares of our Class B common stock subject to the January 2018 Forward Share Purchase Agreement prior to the settlement of the transaction.
In the accompanying consolidated balance sheet, the Company carried accounts receivable and unbilled work in progress from related parties totaling approximately $21 and $455 as of March 31, 2018 and 2017, respectively. The Company also deferred income from related parties for service fees totaling $25 and $0 as of March 31, 2018 and 2017, respectively.

Other assets in the accompanying consolidated balance sheets includes loans receivable from certain employees of $7,489 and $5,865 as of March 31, 2018 and 2017, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

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
The following table presents information about the Company's financial assets, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	March 31, 2018
	Level I	Level II	Level III	Total
Certificates of deposit	$—	$10,106	$—	$10,106
Corporate debt securities	—	183,578	—	183,578
U.S. Treasury Securities	—	15,582	—	15,582
Total asset measured at fair value	$—	$209,266	$—	$209,266
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

The Company had no transfers between fair value levels for the year ended March 31, 2018.

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

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

(5) INVESTMENT SECURITIES
The amortized cost, gross unrealized gains (losses), and fair value of securities held to maturity as of March 31, 2018 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$183,632	$13	$(67)	$183,578
Certificate of deposit	10,106	—	—	10,106
U.S. Treasury Securities	15,581	11	(10)	15,582
Total securities with unrealized gains	$209,319	$24	$(77)	$209,266
Scheduled maturities of the Company's debt securities within the investment securities portfolio as of March 31, 2018 were as follows:

	Amortized Cost	Estimated Fair Value
Due within one year	$209,319	$209,266
The Company has the ability and intent to hold the corporate debt securities to maturity until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity, and has not incurred credit losses on such debt securities. The Company does not consider such unrealized loss positions to be other-than-temporarily impaired as of March 31, 2018.

(6) ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE

	Year Ended March 31,
	2018	2017
Balance-beginning	$11,199	$7,844
Provision for bad debt	1,983	4,008
Write-off of uncollectible accounts	(1,791)	(653)
Balance-ending	$11,391	$11,199

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

(7) PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation consist of the following:

	Useful Lives	2018	2017
Equipment	5 Years	$6,653	$6,731
Furniture and fixtures	5 Years	19,189	18,171
Leasehold improvements	10 Years	31,916	26,298
Computers and software	3 Years	10,346	10,319
Other	N/A	1,120	1,090
Total cost		69,224	62,609
Less: accumulated depreciation		(37,078)	(32,193)
Total net book value		$32,146	$30,416
Additions to property and equipment during the years ended March 31, 2018 and 2017 were primarily related to costs incurred to furnish new leased office space and refurbish existing space.
Depreciation expense of $6,195, $5,708, and $4,588 was recognized during the years ended March 31, 2018, 2017, and 2016, respectively.
(8) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangibles consist of the following.

	Useful Lives	March 31, 2018	March 31, 2017
Goodwill	Indefinite	$528,889	$519,487
Tradename-Houlihan Lokey	Indefinite	192,210	192,210
Other intangible assets	1-30 Years	15,464	14,829
Total cost		736,563	726,526
Less: accumulated amortization		(13,253)	(11,183)
Total net book value (before taxes)		723,310	715,343
Deferred tax liability		(50,541)	(77,184)
Total net book value		$672,769	$638,159

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

Goodwill attributable to the Company’s business segments is as follows:

Business Segments	April 1, 2017	Changes	March 31, 2018
Corporate Finance	$265,260	$8,552	$273,812
Financial Restructuring	162,512	850	163,362
Financial Advisory Services	91,715	—	91,715
Total	$519,487	$9,402	$528,889

In July 2017, the Company purchased the remaining interest of HL Australia, which was historically operating as our joint venture in Australia. Changes also include foreign currency translation adjustments of $6,902 for the year ended March 31, 2018.
Amortization expense of approximately $1,710, $3,145, and $2,911 was recognized for the years ended March 31, 2018, 2017, and 2016, respectively. The estimated future amortization for amortizable intangible assets for each of the next five years are as follows:

Year Ended March 31,
2019	$677
2020	583
2021	373
2022	157
2023	7

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

(9) LOANS PAYABLE
In August 2015, prior to the IPO, the Company paid a dividend to its shareholders, a portion of which was paid to ORIX USA in the form of a $45.0 million note that bore interest at a rate of LIBOR plus 165 basis points or 4.31% and 3.45% as of March 31, 2018 and 2017, respectively. The Company paid interest on the note of $62 and $806 for the years ended March 31, 2018 and 2017, respectively. Beginning on June 30, 2016, the Company was required to make quarterly repayments of principal in the amount of $7.5 million, with the remaining principal amount due on the second anniversary of the completion of the IPO. The loan was repaid in full in May 2017.
In August 2015, the Company entered into a revolving line of credit with Bank of America, N.A., which allows for borrowings of up to $75.0 million and originally matured in August 2017. On July 28, 2017, the Company extended the maturity date of the revolving credit facility to August 18, 2019 (or if such date is not a business day, the immediately preceding business day). The agreement governing this facility provides that borrowings bear interest at an annual rate of LIBOR plus 1.00%, commitment fees apply to unused amounts, and contains debt covenants which require that the Company maintain certain financial ratios. As of March 31, 2018, no principal was outstanding under the line of credit. The Company paid interest and unused commitment fees of $228 and $400 for the years ended March 31, 2018 and 2017, respectively, under the line of credit.

Prior to the IPO, Fram maintained certain loans payable to former shareholders consisting of unsecured notes payable which were transferred to the Company in conjunction with the IPO. The interest rate on the individual notes was 3.10% and 2.55% per annum for the years ended March 31, 2018 and 2017, respectively, and the maturity dates range from 2018 to 2027. The Company incurred interest expense on these notes of $124 and $203 for the years ended March 31, 2018 and 2017, respectively.

In November 2015, the Company acquired the investment banking operations of Leonardo in Germany, the Netherlands, and Spain, and made a 49% investment in Leonardo's operations in Italy. Total consideration included an unsecured loan of EUR 14.0 million payable on November 16, 2040, which is included in loan payable to non-affiliates in the accompanying consolidated balance sheets. Under certain circumstances, the note may be paid in part or in whole over a five year period in equal annual installments. This loan bears interest at an annual rate of 1.50%. In January 2017 and December 2017, we paid a portion of this loan in the amount of EUR 2.9 million and 2.9 million, respectively. The Company incurred interest expense on this loan of $179, $213 and $91 for the years ended March 31, 2018, 2017, and 2016, respectively.
See note 15 for aggregated 5-year maturity table on loans payable.
(10) OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS
The only component of other comprehensive income relates to foreign currency translation adjustments of $7,961, $(7,304), and $(3,275) for the years ended March 31, 2018, 2017, and 2016, respectively. The change in foreign currency translation was impacted by the vote in the U.K. to withdraw from the European Union. We are currently in a two-year time period in which the terms of withdrawal will be negotiated and there may be impacts on our European business that are unknown at this time. We believe the change in foreign currency translation will become more volatile, but we do not expect this to have a material impact on our operating results and financial position.
Accumulated other comprehensive loss at March 31, 2018, 2017, and 2016 was comprised of the following:

Balance, April 1, 2015	$(11,338)
Foreign currency translation adjustments	(3,275)
Balance, March 31, 2016	$(14,613)
Foreign currency translation adjustments	(7,304)
Balance, March 31, 2017	$(21,917)
Foreign currency translation adjustments	7,961
Balance, March 31, 2018	$(13,956)

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

(11) INCOME TAXES
The Company’s provision for income taxes was $45,553, $70,144, and $55,863 for the years ended March 31, 2018, 2017, and 2016, respectively. This represents effective tax rates of 20.9%, 39.3%, and 44.5% for the years ended March 31, 2018, 2017, and 2016, respectively. The decrease in the Company’s tax rate during the year ended March 31, 2018 relative to fiscal 2017 which was a result of the Tax Act and the adoption of ASU 2016-09, Compensation - Stock Compensation which resulted in a decrease to the provision for income taxes in the amount of $16,173 due to the vesting of share awards that were accelerated.

The Tax Act reduced the U.S. federal corporate tax rate from 35.0% to 21.0% for all corporations effective January 1, 2018. For fiscal year companies, the change in law requires the application of a blended rate, which in the Company’s case is approximately 31.5% for the fiscal year ending March 31, 2018. Thereafter, the applicable statutory rate is 21.0%.

ASC 740 requires all companies to reflect the effects of the new law in the period in which the law was enacted. Accordingly, the Company reduced the statutory rate that applies to its year-to-date earnings from 35.0% to 31.5%. In addition, the Company remeasured its deferred tax assets and liabilities based on the new rate, as well as recorded a one-time deemed repatriation tax (a “toll charge”) on its foreign earnings. The combined result of the Tax Act resulted in a tax benefit of $(10,731) for the year ended March 31, 2018.

This net income tax benefit is primarily the result of the revaluation of our net deferred tax liability as a result of the reduction of the corporate income tax rate from 35.0% to 21.0% for a benefit of $(13,211) plus the toll charge of $2,480. This tax is based on previously untaxed accumulated and current earnings and profits of certain of the Company’s non-U.S. subsidiaries. To determine the amount of the Transition Tax, the Company estimated, in addition to other factors, the amount of post-1986 earnings and profits of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The available foreign tax credits were not fully utilized against the toll charge, leaving the Company with excess foreign tax credit carryforwards of approximately $3,865. The Company does not expect to utilize the excess foreign tax credits in the future as the Company does not currently project future foreign source income. Accordingly, the Company believes it is appropriate to apply a valuation allowance against the excess foreign tax credits of $3,865 in full. The Company was able to make a reasonable estimate of the toll charge and has recorded this provisional amount; however, the Company may continue to refine its estimate as allowed by SAB 118.

The provision (benefit) for income taxes on operations for the years ended March 31, 2018, 2017, and 2016 comprises the following approximate values:

	March 31, 2018	March 31, 2017	March 31, 2016
Current:
Federal	$34,638	$60,024	$43,252
State and local	9,768	12,686	10,895
Foreign	7,716	3,527	5,881
Subtotal	52,122	76,237	60,028
Deferred:
Federal	(2,398)	(7,262)	(3,867)
State and local	(646)	(962)	(93)
Foreign	(3,525)	2,131	(205)
Subtotal	(6,569)	(6,093)	(4,165)
Total	$45,553	$70,144	$55,863
The provision for income taxes on operations for the years ended March 31, 2018, 2017, and 2016 is reconciled to the income taxes computed at the statutory federal income tax rate (computed by applying the federal corporate rate of 31.5% for fiscal 2018 and 35% for fiscal 2017 and 2016 to consolidated operating income before provision for income taxes) as follows:

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

	March 31, 2018		March 31, 2017		March 31, 2016
Federal income tax provision computed at statutory rate	$68,618	31.5%	$62,470	35.0%	$43,963	35.0%
State and local taxes, net of federal tax effect	7,600	3.5%	8,139	4.6%	7,108	5.7%
Foreign taxes, rate differential	(3,972)	(1.8)%	(1,741)	(1.0)%	(453)	(0.4)%
Nondeductible expenses	1,414	0.6%	1,422	0.8%	1,475	1.2%
Nondeductible public offering-related expenses	—	—%	562	0.3%	3,930	3.1%
Stock Compensation	(16,173)	(7.4)%	—	—%	—	—%
Uncertain tax positions, true-up items & other	(1,203)	(0.6)%	(708)	(0.4)%	(160)	(0.1)%
Enactment of the Tax Act	(10,731)	(4.9)%	—	—%	—	—%
Total	$45,553	20.9%	$70,144	39.3%	$55,863	44.5%
Deferred income taxes arise principally from temporary differences between book and tax recognition of income, expenses, and losses relating to financing and other transactions. The deferred income taxes on the accompanying consolidated balance sheets at March 31, 2018, 2017, and 2016 comprise the following:

	March 31, 2018	March 31, 2017	March 31, 2016
Deferred tax assets:
Deferred compensation expense/accrued bonus	$32,358	$57,379	$43,348
Allowance for doubtful accounts	2,347	4,920	3,195
US Foreign Tax Credits - Toll Charge	3,865	—	—
Other, net	11,271	11,235	13,127
Total deferred tax assets	49,841	73,534	59,670
Deferred tax asset valuation allowance	(13,334)	(10,984)	(11,728)
Total deferred tax assets	36,507	62,550	47,942
Deferred tax liabilities:
Intangibles	(50,541)	(77,184)	(77,184)
Accounts receivable and work in process	(8,146)	(16,562)	(8,046)
Total deferred tax liabilities	(58,687)	(93,746)	(85,230)
Net deferred tax liabilities	$(22,180)	$(31,196)	$(37,288)

A valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company has determined that deferred tax assets related to US foreign tax credits and certain foreign deferred tax assets are not likely to be realized. After the toll charge calculation, there were excess foreign tax credits of approximately $3,865 that were not fully utilized against the toll charge. The Company does not expect to utilize the excess foreign tax credits in the future as the Company does not currently project future foreign source income. Accordingly, the Company believes it is appropriate to apply a valuation allowance against the excess foreign tax credits of $3,865 in full. In addition, certain deferred tax assets related to tax goodwill from previous acquisitions were not more likely than not realizable and therefore the Company maintained valuation allowances for March 31, 2018, 2017 and 2016 of $9,469, $10,984 and $11,728, respectively.
As of March 31, 2018, 2017, and 2016, the Company had recorded liabilities for interest and penalties related to uncertain tax positions in the amounts of $934, $816, and $313 net of any future tax benefit of such interest, respectively. Unrecognized tax positions totaled $4,563, $3,694 and $1,024 as of March 31, 2018, 2017, and 2016, respectively. If the income tax impacts from these tax positions are ultimately realized, such realization would affect the income tax provision and effective tax rate.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

A reconciliation of the unrecognized tax position for the years ended March 31, 2018, 2017, and 2016 is as follows:

	March 31, 2018	March 31, 2017	March 31, 2016
Unrecognized tax position at the beginning of the year	$3,694	$1,024	$133
Increases related to prior year tax positions	1,033	2,670	891
Decreases related to prior year tax positions	(164)	—	—
Unrecognized tax position at the end of the year	$4,563	$3,694	$1,024
In the next 12 months, certain uncertain tax positions may reverse as the related statutes expire, but the Company does not anticipate a material change.

Prior to the IPO, the Company filed as a member of the ORIX USA consolidated federal income tax group and did so for fiscal 2016 through the date of the IPO. Following the IPO, the Company files a consolidated federal income tax return separate from ORIX USA, as well as consolidated and separate returns in state and local jurisdictions. As of March 31, 2018, all of the federal income tax returns filed since 2015 by ORIX USA which include the Company as a subsidiary or filed by the Company are still subject to adjustment upon audit. The Company is currently under federal income tax audit by the Internal Revenue Service for the year ended March 31, 2016. The Company also files combined and separate income tax returns in many states which are also open to adjustment. Additionally, ORIX USA is currently under California audit for the years ended March 31, 2012, March 31, 2013 and March 31, 2014, Illinois audit for the years ended March 31, 2013, March 31, 2014, and March 31, 2015, as well as under Minnesota audit for the years ended March 31, 2013, March 31, 2014, March 31, 2015 and March 31, 2016.

(12) NET INCOME PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
The calculations of basic and diluted net income per share attributable to holders of shares of common stock for the years ended March 31, 2018, 2017, and 2016 are presented below.

	Twelve Months Ended March 31,
	2018	2017	2016
Numerator:
Net income attributable to holders of shares of common stock—basic	$172,283	$108,343	$69,741
Net income attributable to holders of shares of common stock—diluted	$172,283	$108,343	$69,741
Denominator:
Weighted average shares of common stock outstanding—basic	62,494,275	61,100,497	59,044,981
Weighted average number of incremental shares issuable from unvested restricted stock and restricted stock units, as calculated using the treasury stock method	3,829,818	5,478,633	4,430,922
Weighted average shares of common stock outstanding—diluted	66,324,093	66,579,130	63,475,903
Net income per share attributable to holders of shares of common stock
Basic	$2.76	$1.77	$1.18
Diluted	$2.60	$1.63	$1.10

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

(13) EMPLOYEE BENEFIT PLANS

(a)	Defined Contribution Plans
The Company sponsors a 401(k) defined contribution savings plan for its domestic employees and defined contribution retirement plans for its international employees. The Company contributed approximately $2,018, $2,321 and $2,060 during the years ended March 31, 2018, 2017 and 2016, respectively, to these defined contribution plans.

(b)	Share-Based Incentive Plans
During the period it was a subsidiary of Fram, certain employees of HL CA were granted restricted shares of Fram. Compensation expense related to these shares was recorded at the HL CA level as it was related to services provided by its employees. Under its 2006 incentive plan (the "2006 Incentive Plan"), Fram granted restricted share awards to employees of the Company as a component of annual incentive pay and occasionally in conjunction with new hire employment. Under the 2006 Incentive Plan, awards typically vested after three years of service from the date of grant. Forfeitures of unvested share awards are recognized as they occur. Prior to the IPO, the grant-date fair value of each award was determined by Fram's board of directors as discussed further below. In addition, the stock grants to employees of the Company in connection with the IPO were made under the 2006 Incentive Plan.
Following the IPO, additional awards of restricted shares have been and will be made under the Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan (the "2016 Incentive Plan"), which became effective in August 2015 and was amended in October 2017. Under the 2016 Incentive Plan, it is anticipated that the Company will continue to grant cash- and equity-based incentive awards to eligible service providers in order to attract, motivate and retain the talent necessary to operate the Company's business. Equity-based incentive awards issued under the 2016 Incentive Plan generally vest over a four-year period. An aggregate of 24,250 restricted shares of Class A common stock were granted under the 2016 Incentive Plan to (i) two independent directors in August 2015 at $21.00 per share (ii) two independent directors in the first quarter of fiscal 2017 at $25.21 per share, (iii) one independent director in the first quarter of fiscal 2017 at $23.93 per share, and (vi) three independent directors in the first quarter of fiscal 2018 at $33.54 per share.
In March 2016, the FASB issued ASU No. 2016-09 which simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification in the statement of cash flows. The Company adopted ASU 2016-09 in the first quarter of fiscal 2018. The changes that impacted the Company included a requirement that excess tax benefits and deficiencies be recognized as a component of provision for income taxes on the consolidated statements of comprehensive income rather than additional paid-in capital on the consolidated statements of changes in stockholders' equity as required in the previous guidance. Under the transition provisions, we have applied this new guidance prospectively with respect to excess tax benefits arising from vesting of share awards and are no longer presented within financing activities in the Consolidated Statements of Cash Flows and are included the change in income taxes receivable (payable) as an operating activity in the Consolidated Statements of Cash Flows for the year ended March 31, 2018. During the year ended March 31, 2018 excess tax benefits of $16,173 were recorded as as a component of the provision for income taxes and an operating activity on the Consolidated Statements of Cash Flows. The adoption of ASU 2016-09 resulted in a decrease to the provision for income taxes due to the vesting of share awards that were accelerated on February 14, 2017. The decrease to the provision occurred in the first quarter of fiscal 2018 because the Company’s tax deduction is delayed to its tax year that corresponds to the tax year that the employees report the taxable income. In addition, there was an additional decrease to the provision due to the vesting of share awards that were accelerated on October 21, 2017. As required under the transition provisions, we reclassified, on a retrospective basis, a cash outflow of $22,756 related to the settlement of share-based awards in satisfaction of withholding tax requirements from operating activities to financing activities for the year ended March 31, 2017.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

The share awards are classified as equity awards at the time of grant unless the number of shares granted is unknown. Award offers that are settleable in shares based upon a future determinable stock price are classified as a liability until the price is established and the resulting number of shares is known, at which time they are re-classified from liabilities to equity awards. Activity in equity classified share awards which relate to the 2006 Incentive Plan and the 2016 Incentive Plan during the years ended March 31, 2018 and 2017 is as follows:

Nonvested share awards	Shares	Weighted average grant date fair value
Balance at April 1, 2016	5,903,168	$18.80
Granted	1,604,120	25.24
Vested	(2,791,213)	18.33
Forfeited	(1,089,805)	18.77
Balance at March 31, 2017	3,626,270	$22.35
Granted	1,235,779	34.86
Vested	(1,023,078)	24.03
Shares repurchased/forfeited	(984,078)	24.60
Balance at March 31, 2018	2,854,893	$26.39
Activity in liability classified share awards during the years ended March 31, 2018 and 2017 is as follows:

Awards settleable in shares	Fair value
Balance at April 1, 2016	$13,982
Offer to grant	5,625
Share price determined-converted to cash payments	(1,687)
Share price determined-transferred to equity grants [1]	(4,752)
Forfeited	(425)
Balance at March 31, 2017	$12,743
Offer to grant	9,637
Share price determined-converted to cash payments	(6,040)
Share price determined-transferred to equity grants [1]	—
Forfeited	(847)
Balance at March 31, 2018	$15,493
1 0 and 183,570 shares for the years ended March 31, 2018 and 2017, respectively.
Compensation expenses for the Company associated with both equity and liability classified awards totaled $47,111, $45,059, and $35,057 for the years ended March 31, 2018, 2017, and 2016, respectively. At March 31, 2018, there was $74,950 of total unrecognized compensation cost related to unvested share awards granted under both the 2006 Incentive Plan and 2016 Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.6 years.
On February 14, 2017, in connection with the February 2017 Follow-on Offering discussed in notes 1 and 3, the Company accelerated the vesting of certain awards that were due to vest in April and May 2017. On October 30, 2017, in connection with the October 2017 Follow-on Offering discussed in notes 1 and 3, the Company accelerated the vesting of certain awards that were due to vest in April and May 2018. Under the terms of both the 2006 Incentive Plan and 2016 Incentive Plan, upon the vesting of awards, shares may be withheld to meet the minimum statutory tax withholding requirements. The Company satisfied such obligations upon vesting by retiring 704,528 shares upon the accelerated vesting of 1,907,890 shares and 806,248 shares upon the accelerated vesting of 1,737,461 shares in February 2017 and October 2017, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

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
Prior to the IPO, the Fram board of directors determined the fair value of the shares using input from a third party, which used a combination of historical and forecasted results and market data. The methods used to estimate the fair value of Fram shares included the market approach and the income approach. Under the market approach, fair value was determined by multiplying revenues of comparable public companies by the relevant valuation multiple, adjusted for any differences with the referenced comparable. Under the income approach, fair value was determined by converting future cash flows to a single present amount (discounted) using current expectations about those future amounts. The significant assumptions used to develop the fair value estimates included the discount rate (11.5% for 2015) used under the income approach and revenue multiples (0.9x - 4.4x for 2015) used under the market approach.
(14) STOCKHOLDERS' EQUITY

(a)	Class A Common Stock
In conjunction with the Company's IPO, 12,075,000 Class A shares were sold to the public by existing shareholders and 9,524 Class A shares were issued to non-employee directors. During the year ended March 31, 2017, an additional 9,200,000 Class A shares were sold to the public in the February 2017 Follow-on Offering as discussed in note 1, 9,137 shares were issued to non-employee directors, and 733,150 shares were converted from Class B to Class A. Each share of Class A common stock is entitled to one vote per share. During the year ended March 31, 2018, 5,589 shares were issued to non-employee directors, and 1,252,242 shares were converted from Class B to Class A, in October and November 2017 an additional 3,750,000 Class A shares and in March 2018 an additional 4,000,000 shares were sold to the public in the October 2017 and March 2018 Follow-on Offerings as discussed in note 1. As of March 31, 2018, there were 438,240 shares of Class A common stock held by ORIX USA. Each share of Class A common stock is entitled to one vote per share.

(b)	Class B Common Stock
Each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In April 2017, the Company settled its $192,372 forward purchase obligation with a related party and the funds held in escrow were released and the related 6,900,000 Class B shares were retired. In April 2017 and March 2018, the Company repurchased 71,913 and 68,504 shares, respectively of Class B common stock from employees received pursuant to contractual arrangements entered into in connection with a prior acquisition. As of March 31, 2018 (before giving effect to the transaction under the January 2018 Forward Share Purchase Agreement), there were 25,477,601 Class B shares held by the HL Voting Trust and 11,710,331 Class B shares held by ORIX USA.

(c)	Dividends
Unpaid dividend of $3,983 and $3,284 were declared previously related to unvested shares as of March 31, 2018 and 2017, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

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

(e)	Stock subscriptions receivable
Employees of the Company periodically issued notes receivable to the Company documenting loans made by the Company to such employees for the purchase of restricted shares of the Company.

(f)	Share repurchase program
In February 2017, the board of directors authorized the repurchase of up to $50.0 million of the Company's Class A common stock. In May 2017, the Company entered into a stock buyback program with a third-party financial institution to purchase shares of common stock. During the twelve months ended March 31, 2018, the Company repurchased and retired 430,237 shares of its outstanding common stock at a weighted average price of $35.17 per share, excluding commissions, for an aggregate purchase price of $15,131.
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
Our obligation under the loan payable to affiliate is subordinated to our obligations under the revolving credit facility with Bank of America, N.A. The scheduled aggregate repayments of the loan payable to affiliate, the loans payable to former shareholders, and the loan payable to non-affiliates are as follows:

Year ended March 31:
2019	$989
2020	654
2021	575
2022	280
2023	201
2024 and thereafter	9,162
Total	$11,861

The Company also provides routine indemnifications relating to certain real estate (office) lease agreements under which it may be required to indemnify property owners for claims and other liabilities arising from the Company’s use of the applicable premises. In addition, the Company guarantees the performance of its subsidiaries under certain office lease agreements. The terms of these obligations vary, and because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the maximum amount that it could be obligated to pay under such contracts. Based on historical experience and evaluation of specific indemnities, management believes that judgments, if any, against the Company related to such matters are not likely to have a material effect on the consolidated financial statements. Accordingly, the Company has not recorded any liability for these obligations as of March 31, 2018 or 2017.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

In addition, an acquisition made in January 2015 included contingent consideration with a carrying value of $0 and $2,619, respectively, as of March 31, 2018 and 2017, and non-contingent consideration with a carrying value of $226 and $3,181, respectively, as of March 31, 2018 and 2017, which are included in other liabilities in the accompanying consolidated balance sheets. An acquisition made in January 2017 included contingent consideration with a carrying value of $4,085 and non-contingent consideration with a carrying value of $1,918 as of March 31, 2018, which are included in other liabilities in the accompanying consolidated balance sheets.
Straight-line rent expense under noncancelable operating lease arrangements and the related operating expenses were approximately $27,799, $26,205, and $25,645 for the years ended March 31, 2018, 2017, and 2016, respectively. The approximate future minimum annual noncancelable rental commitments required under these agreements with initial terms in excess of one year are as follows:

Year ended March 31:
2019	$22,186
2020	21,795
2021	20,277
2022	17,236
2023	12,804
2024 and thereafter	28,471
Total	$122,769
(16) SEGMENT AND GEOGRAPHICAL INFORMATION
The Company’s reportable segments are described in note 1 and each are individually managed and provide separate services which require specialized expertise for the provision of those services. Revenues by segment represent fees earned on the various services offered within each segment. Segment profit represents each segment’s profit, which consists of segment revenues, less (1) direct expenses including compensation, employee recruitment, travel, meals and entertainment, professional fees, and bad debt and (2) expenses allocated by headcount such as communications, rent, depreciation and amortization, and office expense. The corporate expense category includes costs not allocated to individual segments, including charges related to incentive compensation and share-based payments to corporate employees, as well as expenses of senior management and corporate departmental functions managed on a worldwide basis including Office of the Executives, Accounting, Human Resources, Human Capital Management, Marketing, Information Technology, and Compliance and Legal. The following tables present information about revenues, profit and assets by segment and geography.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

	Year ended March 31,
	2018	2017	2016
Revenues by segment:
Corporate Finance	$528,643	$434,558	$371,790
Financial Restructuring	294,142	307,595	202,343
Financial Advisory Services	140,579	129,938	119,632
Total segment revenues	$963,364	$872,091	$693,765
Segment profit
Corporate Finance	$177,575	$119,739	$103,447
Financial Restructuring	73,691	92,831	54,950
Financial Advisory Services	26,334	28,905	30,313
Total segment profit	277,600	241,475	188,710
Corporate expenses	63,154	59,480	62,310
Other income (expense), net	(3,390)	3,508	770
Income before provision for income taxes	$217,836	$178,487	$125,630

	March 31, 2018	March 31, 2017	March 31, 2016
Assets by segment:
Corporate Finance	$337,584	$316,561	$309,605
Financial Restructuring	185,486	193,275	196,473
Financial Advisory Services	126,034	121,640	111,637
Total segment assets	649,104	631,476	617,715
Corporate assets	769,737	754,231	453,169
Total assets	$1,418,841	$1,385,707	$1,070,884

	March 31,
	2018	2017	2016
Revenues by geography:
United States	$830,079	$760,450	$601,197
International	133,285	111,641	92,568
Total revenues	$963,364	$872,091	$693,765

	March 31,
	2018	2017	2016
Income before provision for income taxes by geography:
United States	$185,380	$154,268	$108,221
International	32,456	24,219	17,409
Total income before provision for income taxes	$217,836	$178,487	$125,630

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

	March 31, 2018	March 31, 2017	March 31, 2016
Assets by geography:
United States	$957,897	$964,273	$721,937
International	460,944	421,434	348,947
Total assets	$1,418,841	$1,385,707	$1,070,884
(17) SUBSEQUENT EVENTS
On May 4, 2018, the Board of Directors of the Company declared a regular quarterly cash dividend of $0.27 per share for holders of record as of June 4, 2018 and payable on June 15, 2018.

On April 4, 2018, the Company completed it's acquisition of Quayle Munro Limited (“Quayle Munro”), an independent advisory firm that provides corporate finance advisory services to companies underpinned by data & analytics, content, software, and services.

On April 5, 2018, the Company settled its $93,500 forward purchase obligation with a related party and the funds held in escrow were released and the related 2,000,000 Class B shares were retired.

On May 22, 2018 the Company completed it's acquisition of BearTooth Advisors ("BearTooth"), an independent advisory firm that provides strategic advisory and placement agency services to alternative investment managers.

The Company has evaluated subsequent events from the consolidated balance sheet date through the date at which the consolidated financial statements were available to be issued. As a result of that evaluation, we have determined that there were no additional subsequent events requiring disclosure in the financial statements.

SUPPLEMENTAL FINANCIAL INFORMATION

Consolidated Quarterly Results of Operations (Unaudited)

($ in thousands, except per share data)
	For the Three Months Ended
	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018
Revenues	$217,491	$242,183	$258,937	$244,753
Total operating expenses	170,618	188,857	204,452	184,991
Operating income	46,873	53,326	54,485	59,762
Net income attributable to Houlihan Lokey, Inc.	$39,244	$33,357	$61,583	$38,099

Net income per share of common stock:
Basic	$0.63	$0.54	$0.98	$0.61
Diluted	$0.59	$0.50	$0.93	$0.58
Dividends declared per share of common stock	$0.20	$0.20	$0.20	$0.20

	For the Three Months Ended
	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017
Revenues	$180,774	$186,537	$247,680	$257,100
Total operating expenses	147,913	151,560	190,857	199,766
Operating income	32,861	34,977	56,823	57,334
Net income attributable to Houlihan Lokey, Inc.	$19,411	$20,876	$33,980	$34,076

Net income per share of common stock:
Basic	$0.32	$0.34	$0.56	$0.55
Diluted	$0.29	$0.31	$0.51	$0.51
Dividends declared per share of common stock	$0.17	$0.17	$0.17	$0.20

Schedule II—Valuation and Qualifying Accounts
March 31, 2018, 2017 and 2016
($ in thousands)
Allowance for Uncollectible Accounts

Balance – April 1, 2015	$6,786
Provision for bad debts	2,538
Write-off of uncollectible accounts	(1,480)
Balance – March 31, 2016	$7,844
Provision for bad debts	4,008
Write-off of uncollectible accounts	(653)
Balance – March 31, 2017	$11,199
Provision for bad debts	1,983
Write-off of uncollectible accounts	(1,791)
Balance – March 31, 2018	$11,391

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
The Company’s system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s financial statements for external reporting purposes in accordance with GAAP. The Company’s management, including the chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of March 31, 2018, the Company’s internal control over financial reporting was effective based on those criteria.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2018. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission's 2013 Internal Control - Integrated Framework. Based on its assessment, management believes that, as of March 31, 2018, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 42 of this report.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information relating to this Item 10 is incorporated by reference to the Company's definitive proxy statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 11. Executive Compensation

Information relating to this Item 11 is incorporated by reference to the Company's definitive proxy statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to this Item 12 is incorporated by reference to the Company's definitive proxy statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence

Information relating to this Item 13 is incorporated by reference to the Company's definitive proxy statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K.
Item 14. Principal Accounting Fees and Services

Information relating to this Item 14 is incorporated by reference to the Company's definitive proxy statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K.
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

HOULIHAN LOKEY, INC.

Date: May 25, 2018	By:	/s/ SCOTT L. BEISER
	Name:	Scott L. Beiser
	Title:	Chief Executive Officer

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

HOULIHAN LOKEY, INC.

Date: May 25, 2018	/s/ SCOTT L. BEISER
Scott L. Beiser
Chief Executive Officer
(Principal Executive Officer)

Date: May 25, 2018	/s/ J. LINDSEY ALLEY
J. Lindsey Alley
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 25, 2018	/s/ IRWIN N. GOLD
Irwin N. Gold
Executive Chairman and Director

Date: May 25, 2018	/s/ SCOTT J. ADELSON
Scott J. Adelson
Co-President and Director

Date: May 25, 2018	/s/ DAVID A. PREISER
David A. Preiser
Co-President and Director

Date: May 25, 2018	/s/ RON K. BARGER
Ron K. Barger
Director

Date: May 25, 2018	/s/ JACQUELINE B. KOSECOFF
Jacqueline B. Kosecoff
Director

Date: May 25, 2018	/s/ ROBERT J.B. LENHARDT
Robert J.B. Lenhardt
Director

Date: May 25, 2018	/s/ HIDETO NISHITANI
Hideto Nishitani
Director

Date: May 25, 2018	/s/ ROBERT A. SCHRIESHEIM
Robert A. Schriesheim
Director

Date: May 25, 2018	/s/ BENNET VAN DE BUNT
Bennet Van de Bunt
Director

Date: May 25, 2018	/s/ PAUL E. WILSON
Paul E. Wilson
Director

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of the Company, dated August 18, 2015	8-K	333-205610	3.1	8/21/15
3.2	Amended and Restated Bylaws of the Company, dated August 18, 2015	8-K	333-205610	3.2	8/21/15
9.1	Voting Trust Agreement, dated as of August 18, 2015, by and among the Company, the holders of shares of Class B common stock party thereto, and each trustee named therein	8-K	333-205610	9.1	8/21/15
9.2	Amendment No. 1 to the Voting Trust Agreement, dated as of August 28, 2015, by and among the Company and the Trustees	8-K	333-205610	9.1	8/28/15
10.1	Stockholders' Agreement, dated as of August 18, 2015, by and among the Company and the holders identified therein	8-K	333-205610	10.1	8/21/15
10.2	First Amendment to Credit Agreement, dated as of July 28, 2017, among Houlihan Lokey, Inc., the Guarantors party thereto and Bank of America, N.A.	8-K	001-37537	10.1	8/2/17
10.3	Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan	8-K	001-37537	10.1	9/25/17
10.4	Amendment to Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan	8-K	001-37537	10.1	10/20/17
10.5	Registration Rights Agreement, dated as of August 18, 2015, by and between the Company and ORIX HLHZ Holding, LLC	8-K	333-205610	10.2	8/21/15
10.6	Form of HL Lock- up Agreement	S-1	333-205610	10.2	7/10/15
10.7	Registration Rights Agreement, dated as of August 18, 2015, by and among the Company and the stockholders party thereto	8-K	333-205610	10.3	8/21/15
10.8	Transition Services Agreement, dated as of August 18, 2015, by and between ORIX USA, LP and the Company	8-K	333-205610	10.4	8/21/15
10.9	Amended and Restated Subordinated Promissory Note, effective as of August 18, 2015, issued by the Company to ORIX USA Corporation	8-K	333-205610	10.5	8/21/15
10.10	Credit Agreement, dated as of August 18, 2015, by and among the Company, certain domestic subsidiaries of the Company party thereto and Bank of America, N.A.	8-K	333-205610	10.6	8/21/15
10.11	Amended and Restated Tax Sharing Agreement, dated as of August 18, 2015, by and among ORIX USA Corporation, HL Transitory Merger Company, Inc., the Company, and all corporations that are as of this date eligible to file a consolidated return as a member of the affiliated group of ORIX USA Corporation within the meaning of Section 1504(a) of the Internal Revenue Code of 1986, as amended, including ORIX Commercial Alliance Corporation, ORIX Real Estate Capital, Inc., and ORIX Capital Markets, LLC	8-K	333-205610	10.7	8/21/15
10.12	Cash Management Agreement, entered into on August 18, 2015, by and between Houlihan Lokey Capital (Holdings) Ltd. And ORIX Global Capital, Ltd	8-K	333-205610	10.8	8/21/15
10.13	Form of Indemnification Agreement between Houlihan Lokey, Inc. and its directors and executive officers	S-1/A	333-205610	10.8	7/27/15
10.14	Guarantee Agreement, dated as of August 18, 2015, by and between Houlihan Lokey Capital (Holdings) Ltd. and ORIX USA Corporation	8-K	333-205610	10.9	8/21/15

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
10.15‡	Houlihan Lokey, Inc. Second Amended and Restated 2006 Incentive Compensation Plan	S-1/A	333-205610	10.9	8/3/15
10.16	Letter Agreement, dated as of August 18, 2015, by and among the Company, ORIX USA Corporation and Fram Holdings, LLC	8-K	333-205610	10.10	8/21/15
10.17‡	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Houlihan Lokey, Inc. Second Amended and Restated 2006 Incentive Compensation Plan	S-1/A	333-205610	10.10	8/3/15
10.18‡	Form of Deferred Restricted Stock Award Grant Notice and Agreement under the Houlihan Lokey, Inc. Second Amended and Restated 2006 Incentive Compensation Plan	S-1/A	333-205610	10.11	8/3/15
10.19‡	Form of Restricted Stock Award Agreement under the Houlihan Lokey, Inc. 2016 Incentive Award Plan	S-1/A	333-206337	10.13	8/3/15
10.20‡	Form of Restricted Stock Unit Award Agreement under the Houlihan Lokey, Inc. 2016 Incentive Award Plan	S-1/A	333-206337	10.14	8/3/15
10.21‡	Houlihan Lokey, Inc. Director Compensation Program					*
10.22‡	Notice to Fram Holdings, Inc. Second Amended and Restated 2006 Incentive Compensation Plan Equity Award Holders	S-1/A	333-205610	10.19	8/3/15
21.1	Subsidiaries of Registrant					*
23.1	Consent of Independent Public Accountants					*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					**
101.SCH	XBRL Taxonomy Extension Schema Document					**
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document					**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					**
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document					**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					**

*	Filed herewith.

**	Furnished herewith.

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