Form 10-K/A
period 2018-03-31
HOULIHAN LOKEY, INC.
filed 2018-05-30
CIK 1302215

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Houlihan Lokey, Inc. for the fiscal year ended March 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on May 25, 2018 (the “Original Filing”). This Amendment is being filed solely for the purpose of including the consent of KPMG LLP, Houlihan Lokey, Inc.’s independent registered public accounting firm, as Exhibit 23.1.

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the filing date of this Amendment.

No other changes were made to the Original Filing.

Exhibits

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

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of the Company, dated August 18, 2015	8-K	333-205610	3.1	8/21/15

3.2	Amended and Restated Bylaws of the Company, dated August 18, 2015	8-K	333-205610	3.2	8/21/15

9.1	Voting Trust Agreement, dated as of August 18, 2015, by and among the Company, the holders of shares of Class B common stock party thereto, and each trustee named therein	8-K	333-205610	9.1	8/21/15

9.2	Amendment No. 1 to the Voting Trust Agreement, dated as of August 28, 2015, by and among the Company and the Trustees	8-K	333-205610	9.1	8/28/15

10.1	Stockholders’ Agreement, dated as of August 18, 2015, by and among the Company and the holders identified therein	8-K	333-205610	10.1	8/21/15

10.2	First Amendment to Credit Agreement, dated as of July 28, 2017, among Houlihan Lokey, Inc., the Guarantors party thereto and Bank of America, N.A.	8-K	001-37537	10.1	8/2/17

10.3	Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan	8-K	001-37537	10.1	9/25/17

10.4	Amendment to Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan	8-K	001-37537	10.1	10/20/17

10.5	Registration Rights Agreement, dated as of August 18, 2015, by and between the Company and ORIX HLHZ Holding, LLC	8-K	333-205610	10.2	8/21/15

10.6	Form of HL Lock- up Agreement	S-1	333-205610	10.2	7/10/15

10.7	Registration Rights Agreement, dated as of August 18, 2015, by and among the Company and the stockholders party thereto	8-K	333-205610	10.3	8/21/15

10.8	Transition Services Agreement, dated as of August 18, 2015, by and between ORIX USA, LP and the Company	8-K	333-205610	10.4	8/21/15

10.9	Amended and Restated Subordinated Promissory Note, effective as of August 18, 2015, issued by the Company to ORIX USA Corporation	8-K	333-205610	10.5	8/21/15

10.10	Credit Agreement, dated as of August 18, 2015, by and among the Company, certain domestic subsidiaries of the Company party thereto and Bank of America, N.A.	8-K	333-205610	10.6	8/21/15

10.11	Amended and Restated Tax Sharing Agreement, dated as of August 18, 2015, by and among ORIX USA Corporation, HL Transitory Merger Company, Inc., the Company, and all corporations that are as of this date eligible to file a consolidated return as a member of the affiliated group of ORIX USA Corporation within the meaning of Section 1504(a) of the Internal Revenue Code of 1986, as amended, including ORIX Commercial Alliance Corporation, ORIX Real Estate Capital, Inc., and ORIX Capital Markets, LLC	8-K	333-205610	10.7	8/21/15

10.12	Cash Management Agreement, entered into on August 18, 2015, by and between Houlihan Lokey Capital (Holdings) Ltd. And ORIX Global Capital, Ltd	8-K	333-205610	10.8	8/21/15

10.13	Form of Indemnification Agreement between Houlihan Lokey, Inc. and its directors and executive officers	S-1/A	333-205610	10.8	7/27/15

10.14	Guarantee Agreement, dated as of August 18, 2015, by and between Houlihan Lokey Capital (Holdings) Ltd. and ORIX USA Corporation	8-K	333-205610	10.9	8/21/15

10.15‡	Houlihan Lokey, Inc. Second Amended and Restated 2006 Incentive Compensation Plan	S-1/A	333-205610	10.9	8/3/15

10.16	Letter Agreement, dated as of August 18, 2015, by and among the Company, ORIX USA Corporation and Fram Holdings, LLC	8-K	333-205610	10.10	8/21/15

10.17‡	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Houlihan Lokey, Inc. Second Amended and Restated 2006 Incentive Compensation Plan	S-1/A	333-205610	10.10	8/3/15

10.18‡	Form of Deferred Restricted Stock Award Grant Notice and Agreement under the Houlihan Lokey, Inc. Second Amended and Restated 2006 Incentive Compensation Plan	S-1/A	333-205610	10.11	8/3/15

10.19‡	Form of Restricted Stock Award Agreement under the Houlihan Lokey, Inc. 2016 Incentive Award Plan	S-1/A	333-206337	10.13	8/3/15

10.20‡	Form of Restricted Stock Unit Award Agreement under the Houlihan Lokey, Inc. 2016 Incentive Award Plan	S-1/A	333-206337	10.14	8/3/15

10.21‡	Houlihan Lokey, Inc. Director Compensation Program	10-K	001-37537	10.21	5/25/18

10.22‡	Notice to Fram Holdings, Inc. Second Amended and Restated 2006 Incentive Compensation Plan Equity Award Holders	S-1/A	333-205610	10.19	8/3/15

21.1	Subsidiaries of Registrant	10-K	001-37537	21.1	5/25/18

23.1	Consent of Independent Public Accountants					*

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document					**

101.SCH	XBRL Taxonomy Extension Schema Document					**

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document					**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					**

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document					**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					**

*	Filed herewith.
**	Furnished herewith.
†	In accordance with Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections
‡	Indicates a management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOULIHAN LOKEY, INC.

Date: May 30, 2018	By:	/s/ SCOTT L. BEISER
	Name:	Scott L. Beiser
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities on the dates indicated.

Date: May 30, 2018	/s/ SCOTT L. BEISER
Scott L. Beiser
Chief Executive Officer
(Principal Executive Officer)

Date: May 30, 2018	*
J. Lindsey Alley
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 30, 2018	*
Irwin N. Gold
Executive Chairman and Director

Date: May 30, 2018	*
Scott J. Adelson
Co-President and Director

Date: May 30, 2018	*
David A. Preiser
Co-President and Director

Date: May 30, 2018	*
Ron K. Barger
Director

Date: May 30, 2018	*
Jacqueline B. Kosecoff
Director

Date: May 30, 2018	*
Robert J.B. Lenhardt
Director

Date: May 30, 2018	*
Hideto Nishitani
Director

Date: May 30, 2018	*
Robert A. Schriesheim
Director

Date: May 30, 2018	*
Bennet Van de Bunt
Director

Date: May 30, 2018	*
Paul E. Wilson
Director

*By:	/s/ SCOTT L. BEISER
Attorney-in-Fact