Form 10-Q
period 2018-06-30
HOULIHAN LOKEY, INC.
filed 2018-08-09
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2018, the registrant had 34,265,897 shares of Class A common stock, $0.001 par value per share, and 31,667,565 shares of Class B common stock, $0.001 par value per share, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data and par value)

	June 30, 2018	March 31, 2018
	(unaudited)
Assets:
Cash and cash equivalents	$144,244	$206,723
Restricted cash (note 2)	366	93,500
Investment securities (fair value of $15,663 and $209,266 as of June 30 and March 31, 2018, respectively)	15,657	209,319
Accounts receivable, net of allowance for doubtful accounts of $11,027 and $11,391 as of June 30 and March 31, 2018, respectively	84,800	77,259
Unbilled work in process	32,890	45,862
Receivable from affiliates	8,762	8,732
Property and equipment, net of accumulated depreciation $38,815 and $37,078 as of June 30 and March 31, 2018, respectively	31,871	32,146
Goodwill and other intangibles, net	802,071	723,310
Other assets	26,616	21,990
Total assets	$1,147,277	$1,418,841
Liabilities and Stockholders' Equity
Liabilities:
Accrued salaries and bonuses	$189,688	$377,901
Accounts payable and accrued expenses	41,247	40,772
Deferred income	31,153	3,620
Income taxes payable	17,239	9,967
Deferred income taxes	16,112	22,180
Forward purchase liability	—	93,500
Loans payable to former shareholders	2,896	3,036
Loan payable to non-affiliate	8,862	8,825
Other liabilities	20,725	6,227
Total liabilities	327,922	566,028
Stockholders' equity:
Class A common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 33,509,497 and 30,604,405 shares as of June 30 and March 31, 2018, respectively	34	31
Class B common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 32,678,476 and 37,187,932 shares as of June 30 and March 31, 2018, respectively	33	37
Treasury stock, at cost; 0 and 2,000,000 shares as of June 30 and March 31, 2018, respectively	—	(93,500)
Additional paid-in capital	644,125	753,077
Retained earnings	201,702	207,124
Accumulated other comprehensive loss	(26,539)	(13,956)
Total stockholders' equity	819,355	852,813
Total liabilities and stockholders' equity	$1,147,277	$1,418,841

The accompanying notes are an integral part of these unaudited interim financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,
	2018	2017
Revenues(a)	$220,002	$217,491
Operating expenses:
Employee compensation and benefits	139,181	145,509
Travel, meals, and entertainment	9,587	5,678
Rent	8,188	7,190
Depreciation and amortization	3,468	1,974
Information technology and communications	5,589	4,276
Professional fees	6,277	2,387
Other operating expenses(b)	7,584	3,604
Total operating expenses	179,874	170,618
Operating income	40,128	46,873
Other (income) expenses, net(c)	(1,606)	(1,506)
Income before provision for income taxes	41,734	48,379
Provision for income taxes	12,052	9,135
Net income	$29,682	$39,244
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(12,583)	5,061
Comprehensive income	$17,099	$44,305

Attributable to Houlihan Lokey, Inc. common stockholders:
Weighted average shares of common stock outstanding:
Basic	62,985,084	62,343,589
Fully Diluted	66,154,212	66,370,249
Net income per share of common stock (note 13)
Basic	$0.47	$0.63
Fully Diluted	$0.45	$0.59

(a)	including related party fee revenue of $2,297 and $238 during the three months ended June 30, 2018 and 2017, respectively.

(b)	including related party income of $0 and $172 during the three months ended June 30, 2018 and 2017, respectively.

(c)
including related party interest expense of $0 and $62 during the three months ended June 30, 2018 and 2017, respectively. Also, including related party interest income of $24 and $32 during the three months ended June 30, 2018 and 2017, respectively. The Company recognized gain related to investments in unconsolidated entities of $453 and $170 for the three months ended June 30, 2018 and 2017, respectively.

The accompanying notes are an integral part of these unaudited interim financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Three Months Ended June 30, 2018 and 2017
($ in thousands)
(unaudited)

	HLI Class A common stock		HLI Class B common stock		Treasury Stock
	Shares	$	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Stock subscriptions receivable	Total stockholders' equity
Balances – April 1, 2017	22,026,811	$22	50,883,299	$51	(6,900,000)	(193,572)	$854,750	$87,407	$(21,917)	$(124)	$726,617
Shares issued	—	—	1,217,605	1	—	—	118	—	—	—	119
Stock compensation vesting (note 14)	—	—	—	—	—	—	10,556	—	—	—	10,556
Dividends	—	—	—	—	—	—	—	(13,144)	—	—	(13,144)
Stock subscriptions receivable redeemed	—	—	—	—	—	—	—	—	—	124	124
Retired shares upon settlement of forward purchase agreement	—	—	(6,900,000)	(7)	6,900,000	193,572	(193,565)	—	—	—	—
Conversion of Class B to Class A shares	1,516,590	1	(1,516,590)	(1)	—	—	—	—	—	—	—
Shares issued to non-employee directors (note 14)	5,589	—	—	—	—	—	—	—	—	—	—
Shares repurchase program (note 14)	(168,246)	—	—	—	—	—	(5,714)	—	—	—	(5,714)
Other shares repurchased/forfeited	—	—	(108,616)	—	—	—	(1,841)	—	—	—	(1,841)
Net income	—	—	—	—	—	—	—	39,244	—	—	39,244
Change in unrealized translation	—	—	—	—	—	—	—	—	5,061	—	5,061
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	44,305
Balances - June 30, 2017	23,380,744	$23	43,575,698	$44	—	$—	$664,304	$113,507	$(16,856)	$—	$761,022

	HLI Class A common stock		HLI Class B common stock		Treasury Stock
	Shares	$	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Stock subscriptions receivable	Total stockholders' equity
Balances – April 1, 2018	30,604,405	$31	37,187,932	$37	(2,000,000)	$(93,500)	$753,077	$207,124	$(13,956)	$—	$852,813
Cumulative effect of the change in accounting principle related to revenue recognition from contracts with clients, net of tax	—	—	—	—	—	—	—	(17,687)			(17,687)
Shares issued	—	—	1,152,675	2	—	—	6,007	—	—	—	6,009
Stock compensation vesting (note 14)	—	—	—	—	—	—	14,537	—	—	—	14,537
Dividends	—	—	—	—	—	—	—	(17,417)	—		(17,417)
Secondary offering	3,000,000	3	(3,000,000)	(3)	—	—	—	—	—		—
Retired shares upon settlement of forward purchase agreement	—	—	(2,000,000)	(2)	2,000,000	93,500	(93,498)	—	—	—	—
Conversion of Class B to Class A shares	597,880	1	(597,880)	(1)	—	—	—	—	—	—	—
Shares issued to non-employee directors (note 14)	4,212	—	—	—	—	—	—	—	—	—	—
Other shares repurchased/forfeited	(697,000)	(1)	(64,251)	—	—	—	(35,998)	—	—	—	(35,999)
Net income	—	—	—	—	—	—	—	29,682	—	—	29,682
Change in unrealized translation	—	—	—	—	—	—	—	—	(12,583)	—	(12,583)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	17,099
Balances - June 30, 2018	33,509,497	$34	32,678,476	$33	—	$—	$644,125	$201,702	$(26,539)	$—	$819,355

The accompanying notes are an integral part of these unaudited interim financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands, except share data)
(unaudited)

	Three Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$29,682	$39,244
Adjustments to reconcile net income to net cash used in operating activities:
Deferred tax expense	594	2,671
Provision for bad debts	384	614
Depreciation and amortization	3,468	1,974
Contingent consideration valuation	(719)	—
Compensation expenses – restricted share grants (note 14)	17,190	10,556
Changes in operating assets and liabilities:
Accounts receivable	11,751	(2,376)
Unbilled work in process	12,972	22,031
Other assets	(4,626)	(462)
Accrued salaries and bonuses	(191,408)	(136,573)
Accounts payable and accrued expenses	(1,087)	(6,145)
Deferred income	(4,279)	5,464
Income taxes payable	7,104	2,047
Net cash used in operating activities	(118,974)	(60,955)
Cash flows from investing activities:
Purchases of investment securities	(6,418)	(19,075)
Maturities of investment securities	200,080	—
Acquisition of business, net of cash acquired	(71,407)	—
Changes in receivables from affiliates	(30)	(999)
Purchase of property and equipment, net	(1,023)	(3,218)
Net cash provided by (used in) investing activities	121,202	(23,292)
Cash flows from financing activities:
Dividends paid	(16,843)	(12,487)
Settlement of forward purchase contract	(93,500)	(192,372)
Shares purchased under stock repurchase program	—	(5,714)
Other share repurchases	(34,230)	(1,841)
Payments to settle employee tax obligations on share-based awards	(1,768)	(60)
Earnouts paid	(1,923)	—
Stock subscriptions receivable redeemed	—	124
Loans payable to former shareholders redeemed	(140)	(106)
Repayments of loans to affiliates	—	(15,000)
Net cash used in financing activities	(148,404)	(227,456)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(9,437)	2,238
Decrease in cash, cash equivalents, and restricted cash	(155,613)	(309,465)
Cash, cash equivalents, and restricted cash – beginning of period	300,223	492,686
Cash, cash equivalents, and restricted cash – end of period	$144,610	$183,221
Supplemental disclosures of noncash activities:
Fully depreciated assets written off	$157	$15
Fully amortized intangibles written off	8,272	—
Cash acquired through acquisitions	16,141	—
Cash paid during the period:
Interest	$249	$215
Taxes	4,651	13,853

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
Prior to a corporate reorganization that was consummated immediately prior to the closing of the IPO, the Company was incorporated in California as Houlihan Lokey, Inc., a California corporation ("HL CA"), and was a wholly owned indirect subsidiary of Fram Holdings, Inc., a Delaware corporation ("Fram"), which, in turn, was a majority owned subsidiary of ORIX Corporation USA (formerly ORIX USA Corporation), a Delaware corporation ("ORIX USA"), with the remaining minority interest being held by Company employees ("HL Holders"). ORIX USA and the HL Holders held their interests in HL CA indirectly through their ownership of Fram. On July 24, 2015, HL CA merged with and into HL, Inc., with HL, Inc. as the surviving entity. In connection with the IPO, the HL Holders deposited their shares of HL, Inc. Class B common stock into a voting trust (the "HL Voting Trust") and own such common stock through the HL Voting Trust. Houlihan Lokey separated from Fram and as a result, HL, Inc. common stock is held directly by ORIX USA (through ORIX HLHZ Holding, LLC, its wholly owned subsidiary), the HL Voting Trust, for the benefit of the HL Holders, non-employee directors, and public shareholders.
In addition, prior to the consummation of the IPO, the Company distributed to its existing owners a dividend of $270.0 million, consisting of (i) a short-term note in the aggregate amount of $197.2 million, which was repaid immediately after the consummation of the IPO, and was allocated $94.5 million to ORIX USA and $102.7 million to the HL Holders, (ii) a note to ORIX USA in the amount of $45.0 million (see note 10), and (iii) certain of our non-operating assets to certain of the HL Holders (consisting of non-marketable minority equity interests in four separate businesses that ranged in carrying value from $2.5 million to $11.0 million, and were valued in the aggregate at approximately $22.8 million as of June 30, 2015), together with $5.0 million in cash to be used to complete a potential additional investment and in the administration of these assets in the future. All issued and outstanding Fram shares were converted to HL, Inc. common stock at a ratio of 10.425 shares for each share of Fram stock. Immediately following the IPO, there were two classes of authorized HL, Inc. common stock: Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. As of June 30, 2018 , there were 33,371,915 Class A shares held by the public, 52,582 Class A shares held by non-employee directors, and 85,000 Class A shares held by ORIX USA. In addition, there were 25,515,888 Class B shares held by the HL Voting Trust, and 7,162,588 Class B shares held by ORIX USA.
The Company did not receive any proceeds from the sale of its Class A common stock in the IPO.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or otherwise stated)

Expenses related to the corporate reorganization and IPO recorded in the consolidated statements of comprehensive income include the following:

•
$3,323 and $3,570 of compensation expenses associated with the amortization of restricted stock granted in connection with the IPO during the three months ended June 30, 2018 and 2017, respectively; amortization expense of restricted stock granted in connection with the IPO is being recognized over a four and one-half year vesting period; and

•
$2,753 and $2,744 of compensation expenses associated with the accrual of certain deferred cash payments granted in connection with the IPO during the three months ended June 30, 2018 and 2017, respectively; accrual expense of deferred cash payments granted in connection with the IPO is being recognized over a four and one-half year vesting period.

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or otherwise stated)

            In connection with, and prior to, the March 2018 Follow-on Offering, on January 26, 2018, we entered into a Forward Share Purchase Agreement (the "January 2018 Forward Share Purchase Agreement"), with an indirect wholly owned subsidiary of ORIX USA pursuant to which we agreed to purchase from ORIX USA on April 5, 2018 the number of shares of our Class B common stock equal to the number of shares of our Class A common stock sold by us in the March 2018 Follow-on Offering for a purchase price per share equal to the public offering price in the March 2018 Follow-on Offering less underwriting discounts and commissions. The cash proceeds from the March 2018 Follow-on Offering that were used to consummate the purchase pursuant to the January 2018 Forward Share Purchase Agreement were held in an escrow account as of March 31, 2018 and presented as restricted cash as discussed in note 2. On April 5, 2018 we settled the transaction provided for in the January 2018 Forward Share Purchase Agreement and acquired 2,000,000 shares of Class B common stock from ORIX USA using the net proceeds we received from the March 2018 Follow-on Offering. As the January 2018 Forward Share Purchase Agreement required physical settlement by purchase of a fixed number of shares in exchange for cash, the 2,000,000 shares that were purchased are excluded from the Company's calculation of basic and diluted earnings per share in the Company's financial statements for the year ended March 31, 2018. In addition, as the agreement provides for the refund of any dividends paid during the term on the underlying Class A common stock, such shares are not classified as participating securities and the Company does not apply the two-class method for calculating its earnings per share.

In April 2018, the Company completed the acquisition of Quayle Munro Limited, an independent advisory firm that provides corporate finance advisory services to companies underpinned by data & analytics, content, software, and services.

In May 2018, the Company completed the acquisition of BearTooth Advisors, an independent advisory business providing strategic advisory and placement agency services to alternative investment managers.

On June 4, 2018, pursuant to a registered underwritten public offering, ORIX USA sold 1,985,983 shares of our Class A common stock and certain of our former and current employees and members of our management sold 1,014,017 shares, in each case, at a price to the public of $49.15 per share (the "June 2018 Follow-on Offering"). Concurrently with the closing of the offering, the Company repurchased from ORIX USA 697,000 shares of Class A Common Stock at a purchase price per share of $49.11.

The Company offers financial services and financial advice to a broad clientele located throughout the United States of America, Europe, and the Asia-Pacific region. The Company has U.S. offices in Los Angeles, San Francisco, Chicago, New York City, Minneapolis, McLean (Virginia), Dallas, Houston, Miami, and Atlanta as well as foreign offices in London, Paris, Frankfurt, Madrid, Amsterdam, Dubai, Sydney, Tokyo, Hong Kong, Beijing and Singapore. Together, the Company and its subsidiaries form an organization that provides financial services to meet a wide variety of client needs. The Company concentrates its efforts toward the earning of professional fees with focused services across the following three business segments:

•
Corporate Finance provides general financial advisory services in addition to advice on mergers and acquisitions and capital markets offerings. We advise public and private institutions on a wide variety of situations, including buy-side and sell-side transactions, as well as leveraged loans, private mezzanine debt, high-yield debt, initial public offerings, follow-ons, convertibles, equity private placements, private equity, and liability management transactions, and advise financial sponsors on all types of transactions. The majority of our Corporate Finance revenues consists of fees paid upon the successful completion of the transaction or engagement ("Completion Fees"). A Corporate Finance transaction can fail to be completed for many reasons that are outside of our control. In these instances, our fees are generally limited to the fees paid at the time an engagement letter is signed ("Retainer Fees") and in some cases fees paid during the course of the engagement ("Progress Fees") that may have been received.

•
Financial Restructuring provides advice to debtors, creditors and other parties-in-interest in connection with recapitalization/deleveraging transactions implemented both through bankruptcy proceedings and though out-of-court exchanges, consent solicitations or other mechanisms, as well as in distressed mergers and acquisitions and capital markets activities. As part of these engagements, our Financial Restructuring business segment offers a wide range of advisory services to our clients, including: the structuring, negotiation, and confirmation of plans of reorganization; structuring and analysis of exchange offers; corporate viability assessment; dispute resolution and expert testimony; and procuring debtor-in-possession financing. Although atypical, a Financial Restructuring transaction can fail to be completed for many reasons that are outside of our control. In these instances, our fees are generally limited to the initial Retainer Fees and/or Progress Fees.

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
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC") and include all information and footnotes required for consolidated financial statement presentation. The results of operations for the three months ended June 30, 2018 are not necessarily indicative of the results of operations to be expected for the year ending March 31, 2019. The unaudited interim consolidated financial statements and notes to consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2018.

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
Revenues consists of fee revenues from advisory services and reimbursed costs incurred in fulfilling the contract. Revenues reflect revenues from our Corporate Finance (“CF”), Financial Restructuring (“FR”), and Financial Advisory Services (“FAS”) business segments.
Revenues for all three business segments are recognized upon satisfaction of the performance obligation and may be satisfied over time or at a point in time. The amount and timing of the fees paid vary by the type of engagement.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or otherwise stated)

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the standard effective April 1, 2018 and under the new standard, we recognize revenue from contracts with customers upon satisfaction of our performance obligations by transferring the promised services to the customers. A service is transferred to a customer when, the customer obtains control of and derives benefit from that service. Revenue from a performance obligation satisfied over time is recognized by measuring our progress in satisfying the performance obligation in a manner that depicts the transfer of the services to the customer.

The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for those promised services (i.e., the “transaction price”). In determining the transaction price, we consider multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, we consider the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as market volatility or the judgment and actions of third parties. The substantial majority of the Company’s advisory fee (i.e., the success related “Completion Fees”) are considered variable and constrained as they are contingent upon a future event which includes factors outside of our control (e.g., completion of a transaction or third party emergence from bankruptcy or approval by the court).

Revenues from Corporate Finance engagements primarily consist of fees generated in connection with advisory services related to corporate finance, mergers & acquisitions and capital markets offerings. Advisory fees from these engagements are recognized at a point in time when the related transaction has been effectively closed. At that time, the Company has transferred control of the promised service and the customer obtains control. Corporate Finance contracts generally contain a variety of promised services that may be capable of being distinct, but they are not distinct within the context of the contract as the various services are inputs to the combined output of successfully brokering a specific transaction. Effective April 1, 2018, fees received prior to the completion of the transaction including Retainer Fees and Progress Fees are deferred within deferred income on the consolidated balance sheet and not recognized until the performance obligation is satisfied, or when the transaction is deemed by management to be terminated. Management’s judgment is required in determining when a transaction is considered to be terminated. Prior to April 1, 2018, the timing of the recognition of these various fees were generally recognized on a monthly basis, except in situations where there is uncertainty as to the timing of collection of the amount due. Progress Fees were recognized based on management’s estimates of the relative proportion of services provided through the financial reporting date to the total services required to be performed.

Revenues from Financial Restructuring engagements primarily consist of fees generated in connection with advisory services to debtors, creditors and other parties-in-interest involving recapitalization or deleveraging transactions implemented both through bankruptcy proceedings and through out-of-court exchanges, consent solicitations or other mechanisms, as well as in distressed mergers & acquisition and capital markets activities. Retainer Fees and Progress Fees from restructuring engagements are recognized over time using a time elapsed measure of progress as our clients simultaneously receive and consume the benefits of those services as they are provided. Completion Fees from these engagements are recognized at a point in time when the related transaction has been effectively closed. At that time, the Company has transferred control of the promised service and the customer obtains control.

Revenues from Financial Advisory Services engagements primarily consist of fees generated in connection with valuation services and rendering fairness, solvency and financial opinions. Revenues are recognized at a point in time as these engagements include a singular objective that does not transfer any notable value to the Company’s clients until the opinions have been rendered and delivered to the client. However, certain engagements consists of advisory services where fees are usually based on the hourly rates of our financial professionals. Such revenues are recognized over time as the benefits of these advisory services are transferred to the Company’s clients throughout the course of the engagement and as a practical expedient, the Company has elected to use the ‘as-invoiced’ approach to recognize revenue.

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
The majority of the Company’s operating expenses are related to compensation for employees, which includes the amortization of the relevant portion of the Company’s share-based incentive plans (note 14). Other examples of operating expenses include: travel, meals and entertainment; rent; depreciation and amortization; information technology and communications; professional fees; and other operating expenses, which include such items as office expenses, business license and registration fees, non-income-related taxes, legal expenses, related-party support services, and charitable contributions.

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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. In June 2018, we entered into foreign currency forward contracts between the euro and pound sterling with an aggregate notional value of approximately EUR 5.7 million and with a fair value representing a loss included in other operating expenses of $77 during the three months ended June 30, 2018. We had no foreign currency forward contract outstanding as of June 30, 2017.

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
Cash and cash equivalents include cash held at banks and highly liquid investments with original maturities of three months or less. As of June 30, 2018 and March 31, 2018, the Company had cash balances with banks in excess of insured limits. The Company has not experienced any losses in its cash accounts and believes it is not exposed to any significant credit risk with respect to cash and cash equivalents.

(i)	Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	June 30, 2018	June 30, 2017
Cash and cash equivalents	$144,244	$183,221
Restricted cash	366	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$144,610	$183,221
Restricted cash at June 30, 2018 represented the letter of credit issued for our Frankfurt office.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or otherwise stated)

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash. The amendments in this ASU require restricted cash and restricted cash equivalents to be included with the cash and cash equivalents balances when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017 (fiscal year ending March 31, 2019 for the Company) with early adoption permitted. The Company adopted ASU No. 2016-18 and it did not have a material impact on the Company's operating results and financial position.

(j)	Investment Securities
Investment securities consist of corporate debt, U.S. Treasury, and certificates of deposit with original maturities over 90 days. The Company classifies its investment securities as held to maturity which are recorded at amortized cost based on the Company’s positive intent and ability to hold these securities to maturity.  Management evaluates whether securities held to maturity are other-than-temporarily impaired on a quarterly basis.

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
We account for income taxes in accordance with Accounting Standards Codification 740 (“ASC 740”), “Income Taxes,” which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax basis of our assets and liabilities. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The measurement of the deferred items is based on enacted tax laws and applicable tax rates. A valuation allowance related to a deferred tax asset is recorded if it is more likely than not that some portion or all of the deferred tax asset will not be realized.
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
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the “Tax Act”). SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or otherwise stated)

The Tax Act’s one-time deemed repatriation transition tax (the “Toll Charge”) on certain un-repatriated earnings of non-U.S. subsidiaries is a tax on previously untaxed accumulated and current earnings and profits of certain of the Company’s non-U.S. subsidiaries. To determine the amount of the Toll Charge, the Company must determine, in addition to other factors, the amount of post-1986 earnings and profits of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. During the year ended 2017, the Company was able to make a reasonable estimate of the Toll Charge and recorded a provisional Toll Charge obligation of $2,480; however, the Company continues to evaluate additional information in order to better estimate the Toll Charge obligation. The Global Intangible Low-Taxed Income tax (the “GILTI inclusion") can be recognized in the financial statements through an accounting policy election by either recording a period cost (permanent item) or providing deferred income taxes stemming from certain basis differences that are expected to result in the GILTI inclusion. The Company has elected to account for the tax impacts of the GILTI inclusion as a period cost. Additionally, the permanently reinvested amounts attributable to the Company’s non-U.S. subsidiaries are considered provisional under SAB 118.

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
When HL CA was acquired by Fram in January 2006, approximately $392,600 of goodwill and $192,210 of indefinite-lived intangible assets were generated and recognized. In accordance with ASC Topic 805, Business Combinations, since HL CA was wholly owned by Fram, this goodwill and all other purchase accounting-related adjustments were pushed down to the Company’s reporting level. Through both foreign and domestic acquisitions made directly by HL CA and the Company since 2006, additional goodwill of approximately $204,875, inclusive of foreign currency translations, has been recognized.
Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. Goodwill is reviewed for impairment in accordance with Accounting Standards Update (ASU) No. 2011-08, Testing Goodwill for Impairment, which permits management to make a qualitative assessment of whether it is more likely than not that one of its reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If management concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then management would not be required to perform the two-step impairment test for that reporting unit. If the assessment indicates that it is more likely than not that the reporting unit’s fair value is less than its carrying value, management must test further for impairment utilizing a two-step process. Step 1 compares the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds the estimated fair value, an impairment exists and is measured in Step 2 as the excess of the recorded amount of goodwill over the implied fair value of goodwill resulting from the valuation of the reporting unit. Impairment testing of goodwill requires a significant amount of judgment in assessing qualitative factors and estimating the fair value of the reporting unit, if necessary. The fair value is determined using an estimated market value approach, which considers estimates of future after tax cash flows, including a terminal value based on market earnings multiples, discounted at an appropriate market rate. As of June 30, 2018 , management concluded that it was not more likely than not that the Company’s reporting units’ fair value was less than their carrying amount and no further impairment testing had been considered necessary.
Indefinite-lived intangible assets are reviewed annually for impairment in accordance with ASU 2012-02, Testing Indefinite-lived Intangible Assets for Impairment, which provides management the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. As of June 30, 2018, management concluded that it was not more likely than not that the fair values were less than the carrying values.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or otherwise stated)

Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group (inclusive of other long-lived assets) be tested for possible impairment, management first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of June 30, 2018, no events or changes in circumstances were identified that indicated that the carrying amount of the finite-lived intangible assets were not recoverable.

(n)	Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, Deferral of Effective Date which deferred the effective date of the new standard to annual and interim periods within that reporting period beginning after December 15, 2017 (fiscal year ending March 31, 2019 for the Company). The Company adopted the standard effective April 1, 2018 using the modified retrospective method which requires the recognition of a cumulative-effect adjustment as of that date.  Results for periods beginning after March 31, 2018 are presented under the new revenue and cost recognition guidance, while prior period amounts were not restated and continue to be reported in accordance with the Company's previous revenue and cost recognition policies. The Company applied the new standard to contracts that have not yet been completed as of the adoption date. The Company’s adoption efforts included the identification of revenue within the scope of the standard and the evaluation of revenue contracts.
Upon adoption, the Company recorded a cumulative effect adjustment on April 1, 2018 that resulted in a reduction in retained earnings of $17.7 million, a reduction in deferred tax liabilities of $6.7 million and an increase to deferred income of $24.4 million. This cumulative adjustment was related to certain engagements for which revenue was being recognized over time prior to adoption which are now recognized point-in-time under the new standard. See notes 2(d) and 3 for further information.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The amendments in this ASU requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right-of-use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonable certain to exercise an option to extend the lease, exercise a purchase option, or not exercise an option to terminate the lease. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018 (year ending March 31, 2020 for the Company). Early application is permitted. The Company is currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements. See note 16 for a summary of our undiscounted minimum rental commitments under operating leases as of June 30, 2018.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU include eight specific guidance measures for cash flow classification issues for (1) debt prepayment or debt extinguishment costs, (2) debt instruments with coupon interest rates, (3) contingent consideration payments made after a business combination, (4) settlement proceeds from insurance claims, (5) settlement proceeds from corporate-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions, and (8) classification of cash receipts and payments that have aspects of more than one class of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017 (year ending March 31, 2019 for the Company). Application of this guidance resulted in some changes in classification in the consolidated statements of cash flows, but did not have a material impact on its consolidated financial position or results of operations.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or otherwise stated)

In January 2017, the FASB issued ASU No. 2017-04, Intangible - Goodwill and Other: Simplifying the Test for Goodwill Impairment. The amendments in this ASU do not change the guidance on Step 1 of the goodwill impairment test but eliminates the requirement to calculate an implied goodwill value using Step 2. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value but should not exceed the total amount of goodwill allocated to that reporting unit. Also, an entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU No. 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019 (year ending March 31, 2021 for the Company) with early adoption permitted. Application of this guidance did not have a material impact on the consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business. The clarified guidance provides a more defined framework to use in determining when a set of assets and activities constitute a business. The clarified definition was effective for the Company on April 1, 2018 and was applied on a prospective basis. Application of this guidance did not have an effect on the consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09 Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting which clarifies when changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting. The amended guidance states an entity should account for the effects of a modification unless certain criteria are met which include that the modified award has the same fair value, vesting conditions and classification as the original award. The guidance is first effective for our fiscal year beginning April 1, 2019 on a prospective basis; however, early adoption is permitted. Given that this guidance applies to specific transactions and would only become relevant in certain circumstances, we are unable to estimate the impact, if any, this new guidance may have on our financial position.

(o)	Reclassifications
Certain reclassifications have been made to conform the prior period consolidated financial statements and notes to the current period presentation.

(3) REVENUE RECOGNITION
The Company adopted the new revenue recognition standard effective April 1, 2018 which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company using the modified retrospective method that resulted in the Company prospectively changing the presentation of reimbursements of certain out-of-pocket expenses from a net presentation within non-compensation expenses to a gross basis in revenues. This resulted in an increase in both revenues and related out-of-pocket expenses of approximately $11.1 million for the three months ended June 30, 2018, with no material impact to net income.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or otherwise stated)

The following table summarizes the effects of adopting the new revenue recognition standard on the Company’s consolidated statements of comprehensive income for the three months ended June 30, 2018.

	As reported	Excluding adoption of ASC 606	Adjustments
Revenues	$220,002	$209,381	$10,621
Operating expenses:
Employee compensation and benefits	139,181	139,164	17
Travel, meals, and entertainment	9,587	5,004	4,583
Rent	8,188	8,188	—
Depreciation and amortization	3,468	3,468	—
Information technology and communications	5,589	5,295	294
Professional fees	6,277	4,828	1,449
Other operating expenses	7,584	2,815	4,769
Total operating expenses	179,874	168,762	11,112
Income before provision for income taxes	41,734	42,225	(491)
Provision for income taxes	12,052	12,194	(142)
Net Income	$29,682	$30,031	$(349)

Disaggregation of Revenue

The Company disaggregates revenue based on its business segment and geographical area results and believes that the same information provides a reasonable representation of how performance obligations relate to the nature, amount, timing and uncertainty of revenue and cash flows. See note 17.

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred income (contract liability) until the performance obligations are satisfied.

Costs incurred in fulfilling advisory contracts with point-in-time revenue recognition are recorded as a contract asset when the costs (i) relate directly to a contract, (ii) generate or enhance resources of the Company that will be used in satisfying performance obligations, and (iii) are expected to be recovered. The Company amortizes the contract asset costs related to fulfilling a contract based on recognition of fee revenue for the corresponding contract. As the Company is prospectively changing the presentation of costs incurred in fulfilling advisory contracts from a net presentation within non-compensation expenses to a gross basis in revenues, the Company records a contract liability for the reimbursable costs incurred until the fee revenue is recognized.

Costs incurred in fulfilling an advisory contract with over-time revenue recognition are expensed as incurred.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or otherwise stated)

The change in the Company’s contract assets and liabilities during the period primarily reflects the timing difference between the Company’s performance and the customer’s payment. The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	Balance as of June 30, 2018	Increase (Decrease)	Balance as of April 1, 2018 (3)
Receivables (1)	$77,350	$91	$77,259
Contract Assets (1)	$7,450	$(12)	$7,462
Contract Liabilities (2)	$31,153	$(658)	$31,811

(1) Included in Accounts receivable on the Consolidated Balance Sheets
(2) Deferred income on the Consolidated Balance Sheets
(3) See note 2 (n)

As a practical expedient, the Company does not disclose information about remaining performance obligations pertaining to (i) contracts that have an original expected duration of one year or less and/or (ii) contracts where the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that is or forms part of a single performance obligation. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at June 30, 2018.

(4) RELATED PARTY TRANSACTIONS
The Company provides financial advisory services to ORIX USA and its affiliates and certain other related parties, and received fees for these services totaling approximately $2,297 and $238 during the three months ended June 30, 2018 and 2017, respectively.
The Company provides certain management and administrative services for the Company's unconsolidated entities and receives fees for these services. These fees are offset with the compensation costs related to the administrative staffs. As a result, the Company received net fees of $0 and $172 during the three months ended June 30, 2018 and 2017, respectively.
In November 2015, the Company entered into a joint venture arrangement with Leonardo & Co. NV, a European-based investment banking firm ("Leonardo"), in relation to Leonardo's Italian business by means of acquisition of a minority (49%) interest. In conjunction with this transaction, a subsidiary of the Company loaned the joint venture EUR 5,500 ($6,058 and $6,034 as of June 30, 2018 and March 31, 2018, respectively) which is included in receivables from affiliates and which bears interest at 1.5% and matures no later than November 2025. Interest income earned by the Company related to this receivable from affiliate was approximately $24 and $23 for the three months ended June 30, 2018 and 2017, respectively. Included in receivables from affiliates is also reimbursable third party costs incurred on behalf of Leonardo totaling approximately $2,703 and $2,698 as of June 30, 2018 and March 31, 2018, respectively.
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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or otherwise stated)

In July 2017, the Company purchased the remaining interest of Houlihan Lokey (Australia) Pty Limited ("HL Australia"), which was historically operating as our joint venture in Australia. As part of the consideration paid, a loan receivable from certain principals of the joint venture was forgiven. In addition, as a result of the acquisition we eliminated from our consolidated financial statements as of June 30, 2018 a loan agreement entered into with HL Australia in February 2017 for AUD 2,500 ($2,001 as of July 31, 2017) which bore interest at 2.0% and was previously included in receivables from affiliates. Interest income earned by the Company related to this receivable from affiliate was approximately $0 and $9 for the three months ended June 30, 2018 and 2017, respectively.
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
As described in note 1 above, on June 4, 2018, pursuant to the June 2018 Follow-on Offering, ORIX USA sold 1,985,983 shares of our Class A common stock and certain of our former and current employees and members of our management sold 1,014,017 shares, in each case, at a price to the public of $49.15 per share. Concurrently with the closing of the offering, the Company repurchased from ORIX USA 697,000 shares of Class A Common Stock at a purchase price per share of $49.11.

In the accompanying consolidated balance sheet, the Company carried accounts receivable and unbilled work in progress from related parties totaling approximately $8 and $21 as of June 30, 2018 and March 31, 2018, respectively. The Company also deferred income from related parties for service fees totaling $25 and $25 as of June 30, 2018 and March 31, 2018.

Other assets in the accompanying consolidated balance sheets includes loans receivable from certain employees of $12,671 and $7,489 as of June 30, 2018, and March 31, 2018, respectively.
(5) FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS
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
The following table presents information about the Company's financial assets, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	June 30, 2018
	Level I	Level II	Level III	Total
U.S. Treasury Securities	$—	$15,663	$—	$15,663
Total asset measured at fair value	$—	$15,663	$—	$15,663

	March 31, 2018
	Level I	Level II	Level III	Total
Certificates of deposit	$—	$10,106	$—	$10,106
Corporate debt securities	—	183,578	—	183,578
U.S. Treasury Securities		15,582		15,582
Total asset measured at fair value	$—	$209,266	$—	$209,266

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

The Company had no transfers between fair value levels during the three months ended June 30, 2018.

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

The carrying value of the loans to employees included in other assets, loan payable to affiliate, loans payable to former shareholders and an unsecured loan which is included in loan payable to non-affiliates, approximates fair value due to the variable interest rate borne by those instruments.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or otherwise stated)

(6) INVESTMENT SECURITIES
The amortized cost, gross unrealized gains (losses), and fair value of securities held to maturity were as follows:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
U.S. Treasury Securities	$15,657	$8	$(2)	$15,663
Total securities with unrealized gains	$15,657	$8	$(2)	$15,663

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$183,632	$13	$(67)	$183,578
Certificate of deposit	10,106	—	—	10,106
U.S. Treasury Securities	15,581	11	(10)	15,582
Total securities with unrealized gains	$209,319	$24	$(77)	$209,266

Scheduled maturities of the Company's debt securities within the investment securities portfolio were as follows:

	June 30, 2018		March 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$15,657	$15,663	$209,319	$209,266
The Company has the ability and intent to hold the corporate debt securities to maturity until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity, and has not incurred credit losses on such debt securities. The Company does not consider such unrealized loss positions to be other-than-temporarily impaired as of June 30, 2018.

(7) ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE

	Three Months Ended June 30,
	2018	2017
Balance-Beginning	$11,391	$11,199
Provision for bad debt	384	614
(Write-off) recovery of uncollectible accounts	(748)	21
Balance-Ending	$11,027	$11,834

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or otherwise stated)

(8) PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation consist of the following:

	Useful Lives	June 30, 2018	March 31, 2018
Equipment	5 Years	$7,140	$6,653
Furniture and fixtures	5 Years	19,201	19,189
Leasehold improvements	10 Years	32,473	31,916
Computers and software	3 Years	10,756	10,346
Other	N/A	1,116	1,120
Total cost		70,686	69,224
Less accumulated depreciation		(38,815)	(37,078)
Total net book value		$31,871	$32,146
Additions to property and equipment during the three months ended June 30, 2018 were primarily related to costs incurred to furnish new leased office space and refurbish existing space.
Depreciation expense of approximately $2,147 and $1,526 was recognized during the three months ended June 30, 2018 and 2017, respectively.
(9) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangibles consist of the following.

	Useful Lives	June 30, 2018	March 31, 2018
Goodwill	Indefinite	$597,475	$528,889
Tradename-Houlihan Lokey	Indefinite	192,210	192,210
Other intangible assets	Varies	18,688	15,464
Total cost		808,373	736,563
Less accumulated amortization		(6,302)	(13,253)
Total net book value (before taxes)		$802,071	$723,310
Deferred tax liability		(50,541)	(50,541)
Total net book value		$751,530	$672,769

Goodwill attributable to the Company’s business segments are as follows:

Business Segments	April 1, 2018	Changes (a)	June 30, 2018
Corporate Finance	$273,812	$69,058	$342,870
Financial Restructuring	163,362	(472)	162,890
Financial Advisory Services	91,715	—	91,715
Total	$528,889	$68,586	$597,475

(a)	Changes were related to the acquisitions and foreign currency translation adjustments.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or otherwise stated)

Amortization expense of approximately $1,321 and $448 was recognized for the three months ended June 30, 2018 and 2017, respectively. The estimated future amortization for amortizable intangible assets for each of the next five years are as follows:

Year Ended March 31,
Remainder of 2019	$4,098
2020	5,433
2021	707
2022	157
2023	7

(10) LOANS PAYABLE
In August 2015, prior to the IPO the Company paid a dividend to its shareholders, a portion of which was paid to ORIX USA in the form of a $45.0 million note that bore interest at a rate of LIBOR plus 165 basis points. The loan was repaid in full in May 2017. The Company paid interest on the note of $0 and $62 for the three months ended June 30, 2018 and 2017, respectively.
In August 2015, the Company entered into a revolving line of credit with Bank of America, N.A., which allows for borrowings of up to $75.0 million and originally matured in August 2017. On July 28, 2017, the Company extended the maturity date of the revolving credit facility to August 18, 2019 (or if such date is not a business day, the immediately preceding business day). The agreement governing this facility provides that borrowings bear interest at an annual rate of LIBOR plus 1.00%, commitment fees apply to unused amounts, and contains debt covenants which require that the Company maintain certain financial ratios. As of June 30, 2018, no principal was outstanding under the line of credit. The Company paid interest and unused commitment fees of $57 and $57 for the three months ended June 30, 2018 and 2017, respectively, under the line of credit.

Prior to the IPO, Fram maintained certain loans payable to former shareholders consisting of unsecured notes payable which were transferred to the Company in conjunction with the IPO. The interest rate on the individual notes was 3.49% and 2.69% as of June 30, 2018 and 2017, respectively, and the maturity dates range from 2018 to 2027. The Company incurred interest expense on these notes of $25 and $37 during the three months ended June 30, 2018 and 2017, respectively.

In November 2015, the Company acquired the investment banking operations of Leonardo in Germany, the Netherlands, and Spain, and made a 49% investment in Leonardo's operations in Italy. Total consideration included an unsecured loan of EUR 14.0 million payable on November 16, 2040, which is included in loan payable to non-affiliates in the accompanying consolidated balance sheets. Under certain circumstances, the note may be paid in part or in whole over a five year period in equal annual installments. This loan bears interest at an annual rate of 1.50%. In each of January 2017 and December 2017, we paid a portion of this loan in the amount of EUR 2.9 million. The Company incurred interest expense on this loan of $37 and $47 for the three months ended June 30, 2018 and 2017, respectively.
In April 2018, the Company acquired Quayle Munro Limited. Total consideration included non-interest bearing unsecured convertible loans totaling GBP 10.5 million payable on May 31, 2022, which is included in other liabilities in the accompanying consolidated balance sheets. Under certain circumstances, the notes may be exchanged for Company stock over a three year period in equal annual installments starting on May 31, 2020. The Company incurred imputed interest expense on these notes of $108 for the three months ended June 30, 2018.
See note 16 for aggregated 5-year maturity table on loans payable.
(11) OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS
The only component of other comprehensive income relates to foreign currency translation adjustments of $(12,583) and $5,061 for the three months ended June 30, 2018 and 2017, respectively. The change in foreign currency translation was impacted by the vote in the U.K. to withdraw from the European Union. We are currently in a two-year time period in which the terms of withdrawal are being negotiated and there may be impacts on our European business that are unknown at this time. We believe the change in foreign currency translation will become more volatile, but we do not expect this to have a material impact on our operating results and financial position.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or otherwise stated)

Accumulated other comprehensive loss at June 30, 2018 was comprised of the following:

Balance, April 1, 2018	$(13,956)
Foreign currency translation adjustment	(12,583)
Balance, June 30, 2018	$(26,539)

(12) INCOME TAXES
The Company’s provision for income taxes was $12,052 and $9,135 for the three months ended June 30, 2018, and 2017, respectively. This represents effective tax rates of 28.9% and 18.9% for the three months ended June 30, 2018 and 2017, respectively. No changes have been made to the provisional estimates made under SAB 118 at March 31, 2018.

The primary drivers of the Company’s effective tax rate being higher than the federal statutory rate of 21.0% for the three months ended June 30, 2018 were the provision for state taxes, the GILTI inclusion, and limits on deductibility of executive compensation under IRC Section 162(m). The Company’s tax rate during the three month period ended June 30, 2017 was driven lower than the federal statutory rate of 35.0% by the adoption of ASU No. 2016-09, Compensation - Stock Compensation, which resulted in a decrease to the provision for income taxes due to the vesting of share awards that was accelerated on February 14, 2017. The decrease to the provision occurred in the quarter ended June 30, 2017 because the Company’s tax deduction is delayed to its tax year that corresponds to the tax year that the employees report the taxable income.

(13) NET INCOME PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
The calculations of basic and diluted net income per share attributable to holders of shares of common stock are presented below.

	Three Months Ended June 30,
	2018	2017
Numerator:
Net income attributable to holders of shares of common stock—basic	$29,682	$39,244
Net income attributable to holders of shares of common stock—diluted	$29,682	$39,244
Denominator:
Weighted average shares of common stock outstanding—basic	$62,985,084	$62,343,589
Weighted average number of incremental shares issuable from unvested restricted stock and restricted stock units, as calculated using the treasury stock method	3,169,128	4,026,660
Weighted average shares of common stock outstanding—diluted	$66,154,212	$66,370,249
Net income per share attributable to holders of shares of common stock
Basic	$0.47	$0.63
Diluted	$0.45	$0.59

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or otherwise stated)

(14) EMPLOYEE BENEFIT PLANS

(a)	Defined Contribution Plans
The Company sponsors a 401(k) defined contribution savings plan for its domestic employees and defined contribution retirement plans for its international employees. The Company contributed approximately $768 and $525 during the three months ended June 30, 2018 and 2017, respectively, to these defined contribution plans.

(b)	Share-Based Incentive Plans
During the period it was a subsidiary of Fram, certain employees of HL CA were granted restricted shares of Fram. Compensation expense related to these shares was recorded at the HL CA level as it was related to services provided by its employees. Under its 2006 incentive plan (the "2006 Incentive Plan"), Fram granted restricted share awards to employees of the Company as a component of annual incentive pay and occasionally in conjunction with new hire employment. Under the 2006 Incentive Plan, awards typically vested after three years of service from the date of grant. Forfeitures of unvested share awards are recognized as they occur. Prior to the IPO, the grant-date fair value of each award was determined by Fram's board of directors using input from a third party, which used a combination of historical and forecasted results and market data. The methods used to estimate the fair value of Fram shares included the market approach and the income approach. For a further discussion related to the methods used, please see the Company's Annual Report on Form 10-K for the year ended March 31, 2018. In addition, the stock grants to employees of the Company in connection with the IPO were made under the 2006 Incentive Plan (note 1).
Following the IPO, additional awards of restricted shares have been and will be made under the Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan (the "2016 Incentive Plan"), which became effective in August 2015 and was amended in October 2017. Under the 2016 Incentive Plan, it is anticipated that the Company will continue to grant cash- and equity-based incentive awards to eligible service providers in order to attract, motivate and retain the talent necessary to operate the Company's business. Equity-based incentive awards issued under the 2016 Incentive Plan generally vest over a four-year period. An aggregate of 52,582 restricted shares of Class A common stock were granted under the 2016 Incentive Plan to (i) two independent directors in August 2015 at $21.00 per share, (ii) two independent directors in the first quarter of fiscal 2017 at $25.21 per share, (iii) one independent director in the first quarter of fiscal 2017 at $23.93 per share, and (vi) three independent directors in the first quarters of fiscal 2018 and 2019 at $33.54 and $44.50 and per share, respectively.
In March 2016, the FASB issued ASU No. 2016-09 which simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification in the statement of cash flows. The Company adopted ASU 2016-09 in the first quarter of fiscal 2018. The changes that impacted the Company included a requirement that excess tax benefits and deficiencies be recognized as a component of provision for income taxes on the consolidated statements of comprehensive income rather than additional paid-in capital on the consolidated statements of changes in stockholders' equity as required in the previous guidance. Under the transition provisions, we have applied this new guidance prospectively with respect to excess tax benefits arising from vesting of share awards and such awards are no longer presented within financing activities in the consolidated statements of cash flows and are included the change in income taxes payable as an operating activity in the consolidated statements of cash flows during the three-month periods ended June 30, 2018 and 2017. During the three-month period ended June 30, 2017 excess tax benefits of $9,406 were recorded as as a component of the provision for income taxes and an operating activity on the consolidated statements of cash flows. The adoption of ASU 2016-09 resulted in a decrease to the provision for income taxes due to the vesting of share awards that were accelerated on February 14, 2017. The decrease to the provision occurred in the first quarter of fiscal 2018 because the Company’s tax deduction is delayed to its tax year that corresponds to the tax year that the employees report the taxable income. In addition, there was an additional decrease to the provision for the year ended March 31, 2018 due to the vesting of share awards that were accelerated on October 21, 2017 that were due to vest in April and May 2018. As required under the transition provisions, we reclassified, on a retrospective basis, a cash outflow of $1,768 and $60 related to the settlement of share-based awards in satisfaction of withholding tax requirements from operating activities to financing activities during the three-month periods ended June 30, 2018 and 2017, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or otherwise stated)

The share awards are classified as equity awards at the time of grant unless the number of shares granted is unknown. Awards that are settleable in shares based upon a future determinable stock price are classified as a liability until the price is established and the resulting number of shares is known, at which time they are re-classified from liabilities to equity awards. Activity in equity classified share awards which relate to the 2006 Incentive Plan and the 2016 Incentive Plan during the three months ended June 30, 2018 and 2017 is as follows:

Nonvested share awards	Shares	Weighted average grant date fair value
Balance at April 1, 2017	3,626,270	$22.35
Granted	1,217,605	34.82
Vested	(5,676)	15.94
Forfeited/Repurchased	(34,760)	23.87
Balance at June 30, 2017	4,803,439	$25.51

Balance at April 1, 2018	2,854,893	$26.39
Granted	1,055,488	49.36
Vested	(74,504)	49.43
Forfeited/Repurchased	(28,410)	29.97
Balance at June 30, 2018	3,807,467	$32.28
Activity in liability classified share awards during the three months ended June 30, 2018 and 2017 is as follows:

Awards settleable in shares	Fair value
Balance at April 1, 2017	$12,743
Offer to grant	5,450
Share price determined-converted to cash payments	(5,920)
Balance at June 30, 2017	$12,273

Balance at April 1, 2018	$15,493
Offer to grant	9,400
Share price determined-transferred to equity grants	(4,796)
Forfeited	(204)
Balance at June 30, 2018	$19,893
Compensation expenses for the Company associated with both equity and liability classified awards totaled $16,138 and $11,798 for the three months ended June 30, 2018 and 2017, respectively. At June 30, 2018, there was $122,872 of total unrecognized compensation cost related to unvested share awards granted under both the 2006 Incentive Plan and 2016 Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.41 years.
On February 14, 2017, in connection with the February 2017 Follow-on Offering discussed in notes 1 and 4, the Company accelerated the vesting of certain awards that were due to vest in April and May 2017. On October 30, 2017, in connection with the October 2017 Follow-on Offering discussed in notes 1 and 4, the Company accelerated the vesting of certain awards that were due to vest in April and May 2018. Under the terms of both the 2006 Incentive Plan and 2016 Incentive Plan, upon the vesting of awards, shares may be withheld to meet the minimum statutory tax withholding requirements. The Company satisfied such obligations upon vesting by retiring 704,528 shares upon the accelerated vesting of 1,907,890 shares and 806,248 shares upon the accelerated vesting of 1,737,461 shares in February 2017 and October 2017, respectively.

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

(15) STOCKHOLDERS' EQUITY

(a)	Class A Common Stock
In conjunction with the Company's IPO, 12,075,000 Class A shares were sold to the public by existing shareholders and 9,524 Class A shares were issued to non-employee directors. During the three months ended June 30, 2017, 5,589 shares were issued to non-employee directors, and 1,516,590 shares were converted from Class B to Class A. During the three months ended June 30, 2018, 4,212 shares were issued to non-employee directors, and 597,880 shares were converted from Class B to Class A. As of June 30, 2018, there were 85,000 shares of Class A shares held by ORIX USA. Each share of Class A common stock is entitled to one vote per share.

(b)	Class B Common Stock

Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In April 2017, the Company settled its $192,372 forward purchase obligation with a related party and the funds held in escrow were released and the related 6,900,000 Class B shares were retired. In April 2017, the Company repurchased from employees 71,913 shares of Class B common stock received pursuant to contractual arrangements entered into in connection with a prior acquisition. In April 2018, the Company settled its $93,500 forward purchase obligation with a related party and the funds held in escrow were released and the related 2,000,000 Class B shares were retired. As of June 30, 2018, there were 25,515,888 Class B shares held by the HL Voting Trust and 7,162,588 Class B shares held by ORIX USA. Each share of Class B common stock is entitled to ten votes per share.

(c)	Dividends
Previously declared unpaid dividends related to unvested shares of $5,028 and $4,105 were accrued as of June 30, 2018 and 2017, respectively.

(d)	Stock subscriptions receivable.

Employees of the Company periodically issued notes receivable to the Company documenting loans made by the Company to such employees for the purchase of restricted shares of the Company.

(e)	Share repurchase program

In February 2017, the board of directors authorized the repurchase of up to $50.0 million of the Company's Class A common stock. In May 2017, the Company entered into a stock buyback program with a third-party financial institution to purchase shares of common stock. During the three months ended June 30, 2018 and 2017, the Company repurchased and retired 732,841 and 166,774 shares of its outstanding common stock at a weighted average price of $49.13 and $34.26 per share, excluding commissions, for an aggregate purchase price of $36,002 and $5,714, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or otherwise stated)

(16) COMMITMENTS AND CONTINGENCIES
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
Our obligation under the loan payable to affiliate is subordinated to our obligations under the revolving credit facility with Bank of America, N.A. The scheduled aggregate repayments of the loan payable to affiliate, the loans payable to former shareholders, and the loan payable to non-affiliates are as follows:

Year ended March 31:
Remainder of 2019	$849
2020	676
2021	575
2022	17,387
2023	201
2024 and thereafter	12,795
Total	$32,483

The Company also provides routine indemnifications relating to certain real estate (office) lease agreements under which it may be required to indemnify property owners for claims and other liabilities arising from the Company’s use of the applicable premises. In addition, the Company guarantees the performance of its subsidiaries under certain office lease agreements. The terms of these obligations vary, and because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the maximum amount that it could be obligated to pay under such contracts. Based on historical experience and evaluation of specific indemnities, management believes that judgments, if any, against the Company related to such matters are not likely to have a material effect on the consolidated financial statements. Accordingly, the Company has not recorded any liability for these obligations as of June 30, 2018 or March 31, 2018.
In addition, an acquisition made in January 2015 included non-contingent consideration with a carrying value of $226 as of June 30, 2018 and March 31, 2018, which is included in other liabilities in the accompanying consolidated balance sheets. An acquisition made in January 2017 included contingent consideration with a carrying value of $0 and $4,085 as of June 30, 2018 and March 31, 2018, respectively, and non-contingent consideration with a carrying value of $1,927 and $1,918 as of June 30, 2018 and March 31, 2018, respectively which are included in other liabilities in the accompanying consolidated balance sheets.
Straight-line rent expense under noncancelable operating lease arrangements and the related operating expenses were approximately $7,969 and $7,018 for the three months ended June 30, 2018 and 2017, respectively. The approximate future minimum annual noncancelable rental commitments required under these agreements with initial terms in excess of one year are as follows:

Year ended March 31:
Remainder of 2019	$21,018
2020	26,810
2021	25,304
2022	22,056
2023	17,387
2024 and thereafter	51,512
Total	$164,087

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or otherwise stated)

(17) SEGMENT AND GEOGRAPHICAL INFORMATION
The Company’s reportable segments are described in note 1 and each are individually managed and provide separate services which require specialized expertise for the provision of those services. Revenues by segment represent fees earned on the various services offered within each segment. Segment profit represents each segment’s profit, which consists of segment revenues, less (1) direct expenses including compensation, employee recruitment, travel, meals and entertainment, professional fees, and bad debt and (2) expenses allocated by headcount such as communications, rent, depreciation and amortization, and office expense. The corporate expense category includes costs not allocated to individual segments, including charges related to incentive compensation and share-based payments to corporate employees, as well as expenses of senior management and corporate departmental functions managed on a worldwide basis, including office of the executives, accounting, human resources, human capital management, marketing, information technology, and compliance and legal. The following tables present information about revenues, profit and assets by segment and geography.

	Three Months Ended June 30,
	2018	2017
Revenues by segment:
Corporate Finance	$132,871	$123,999
Financial Restructuring	50,476	59,029
Financial Advisory Services	36,655	34,463
Total segment revenues	$220,002	$217,491
Segment profit
Corporate Finance	$40,096	$41,576
Financial Restructuring	12,354	10,735
Financial Advisory Services	7,413	8,462
Total segment profit	59,863	60,773
Corporate expenses	19,735	13,900
Other (income) expenses, net	(1,606)	(1,506)
Income before provision for income taxes	$41,734	$48,379

	June 30, 2018	March 31, 2018
Assets by segment:
Corporate Finance	$388,692	$337,584
Financial Restructuring	185,060	185,486
Financial Advisory Services	113,823	126,034
Total segment assets	687,575	649,104
Corporate assets	459,702	769,737
Total assets	$1,147,277	$1,418,841

	Three Months Ended June 30,
	2018	2017
Revenues by geography:
United States	$183,242	$200,307
International	36,760	17,184
Total revenues	$220,002	$217,491

	June 30, 2018	March 31, 2018
Assets by geography:
United States	$723,541	$957,897
International	423,736	460,944
Total assets	$1,147,277	$1,418,841

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or otherwise stated)

(18) SUBSEQUENT EVENTS
The Company has evaluated subsequent events from the consolidated balance sheet date through the date at which the consolidated financial statements were available to be issued. As a result of that evaluation, we have determined that there were no additional subsequent events requiring disclosure in the financial statements, except as noted below.

On July 26, 2018, the Company's Board of Directors declared a quarterly cash dividend of $0.27 per share of Class A and Class B common stock, payable on September 15, 2018 to shareholders of record on September 3, 2018.

In July 2018, the board of directors authorized the repurchase of up to $100 million of the Company's common stock.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion should be read together with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. We make statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “intends,” “predicts,” “potential” or “continue,” the negative of these terms or other similar expressions. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including but not limited to the factors listed under the heading “Cautionary Note Regarding Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended March 31, 2018. Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements speak only as of the date of this filing. You should not rely upon forward-looking statements as a prediction of future events. We are under no duty to and we do not undertake any obligation to update or review any of these forward-looking statements after the date of this filing to conform our prior statements to actual results or revised expectations whether as a result of new information, future developments or otherwise.

Key Financial Measures
Revenues
Revenues include fee revenues and reimbursements of expenses (see Note 2). Revenues reflect revenues from our Corporate Finance (“CF”) , Financial Restructuring (“FR”), and Financial Advisory Services (“FAS”) business segments that substantially consist of fees for advisory services.

Revenues for all three business segments are recognized upon satisfaction of the performance obligation and may be satisfied over time or at a point in time. The amount and timing of the fees paid vary by the type of engagement. In general, advisory fees are paid at the time an engagement letter is signed (“Retainer Fees”), during the course of the engagement (“Progress Fees”), or upon the successful completion of a transaction or engagement (“Completion Fees”).

Prior to April 1, 2018, the timing of the recognition of these various fees were generally recognized on a monthly basis, except in situations where there is uncertainty as to the timing of collection of the amount due. Progress Fees were recognized based on management’s estimates of the relative proportion of services provided through the financial reporting date to the total services required to be performed. Completion Fees were recognized only upon substantial completion of the contingencies stipulated by the engagement agreement. In some cases, approval of our fees is required from the courts or other regulatory authority; in these circumstances, the recognition of revenue was often deferred until approval is granted. However, if the fee that is going to be collected from the client is fixed and determinable, and the collectability of the fee is reasonably assured, there were instances when revenue recognition prior to such approval were appropriate under GAAP. In instances when the revenue recognized on a specific engagement exceeds the amounts billed, unbilled work-in-process was recorded. Billed receivables were recorded as accounts receivable in the consolidated balance sheets.

On April 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize revenue as contractual services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those services. See notes 2 and 3 included in Part I, Item 1 of this Form 10-Q for a more detailed discussion.

Corporate Finance provides general financial advisory services in addition to advice on mergers and acquisitions and capital markets offerings. We advise public and private institutions on a wide variety of situations, including buy-side and sell-side transactions, as well as leveraged loans, private mezzanine debt, high-yield debt, initial public offerings, follow-ons, convertibles, equity private placements, private equity, and liability management transactions, and advise financial sponsors on all types of transactions. The majority of our Corporate Finance revenues consists of Completion Fees. A Corporate Finance transaction can fail to be completed for many reasons that are outside of our control. In these instances, our fees are generally limited to Retainer Fees and in some cases Progress Fees that may have been earned. Effective April 1, 2018, fees received prior to the completion of the transaction including Retainer Fees and Progress Fees are deferred within deferred income on the consolidated balance sheet and not recognized until effective completion of the related transaction.

Financial Restructuring provides advice to debtors, creditors and other parties-in-interest in connection with recapitalization/deleveraging transactions implemented both through bankruptcy proceedings and though out-of-court exchanges, consent solicitations or other mechanisms, as well as in distressed mergers and acquisitions and capital markets activities. As part of these engagements, our Financial Restructuring business segment offers a wide range of advisory services to our clients, including: the structuring, negotiation, and confirmation of plans of reorganization; structuring and analysis of exchange offers; corporate viability assessment; dispute resolution and expert testimony; and procuring debtor-in-possession financing. Although atypical, a Financial Restructuring transaction can fail to be completed for many reasons that are outside of our control. In these instances, our fees are generally limited to the initial Retainer Fees and/or Progress Fees.

Financial Advisory Services primarily provides valuations of various assets, including: companies; illiquid debt and equity securities; and intellectual property (among other assets and liabilities). These valuations are used for financial reporting, tax reporting, and other purposes. In addition, our Financial Advisory Services business segment renders fairness opinions in connection with mergers and acquisitions and other transactions, and solvency opinions in connection with corporate spin-offs and dividend recapitalizations, and other types of financial opinions in connection with other transactions. Also, our Financial Advisory Services business segment provides dispute resolution services to clients where fees are usually based on the hourly rates of our financial professionals. Lastly, our Financial Advisory Services business segment provides strategic consulting services to clients where fees are either fixed or based on the hourly rates of our consulting professionals. Unlike our Corporate Finance or Financial Restructuring segments, the fees generated in our Financial Advisory Services segment are generally not contingent on the successful completion of a transaction. Effective April 1, 2018, for engagements which require that an opinion be rendered, revenues are recognized when the opinion or service has been delivered to the client. However, certain engagements consist of advisory services where fees are based on the hourly rates of our financial professionals. Such revenues are recognized over time as the benefits of these advisory services are transferred to the Company’s clients throughout the course of the engagement and as a practical expedient, the Company has elected to use the ‘as-invoiced’ approach to recognize revenue.
Operating Expenses
Our operating expenses are classified as employee compensation and benefits expense and non-compensation expense; headcount is the primary driver of our operating expenses. Subsequent to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers, the Company prospectively changed the presentation of reimbursements of certain out-of-pocket deal expenses from a net presentation within non-compensation expenses to a gross basis in revenues.
Employee Compensation and Benefits Expense. Our employee compensation and benefits expense, which accounts for the majority of our operating expenses, is determined by management based on fee revenues earned, headcount, the competitiveness of the prevailing labor market, and anticipated compensation expectations of our employees. These factors may fluctuate, and as a result, our employee compensation and benefits expense may fluctuate materially in any particular period. Accordingly, the amount of employee compensation and benefits expense recognized in any particular period may not be consistent with prior periods or indicative of future periods.
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
In managing employee compensation and benefits expense, we focus on the ratio of employee compensation and benefits excluding certain equity and cash grants awarded in connection with our IPO to revenues (“Adjusted Compensation Ratio”). We believe adjusted employee compensation and benefits reflect the actual compensation cost more accurately than the GAAP measure of compensation cost.

Non-Compensation Expense. The balance of our operating expenses includes costs for travel, meals and entertainment, rent, depreciation and amortization, information technology and communications, professional fees, and other operating expenses. We refer to all of these expenses as non-compensation expenses. A portion of our non-compensation expenses fluctuate in response to changes in headcount.
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
Results of Consolidated Operations
The following is a discussion of our results of operations for the three months ended June 30, 2018 and 2017. For a more detailed discussion of the factors that affected the revenues and the operating expenses of our Corporate Finance, Financial Restructuring and Financial Advisory Services business segments in these periods, see Part I, Item 2 of this Form 10-Q under the heading “Business Segments” below.

	Three Months Ended June 30,
($ in thousands)	2018	2017	Change
Revenues	$220,002	$217,491	1%
Operating expenses:
Employee compensation and benefits	139,181	145,509	(4)%
Non-compensation expenses	40,693	25,109	62%
Total operating expenses	179,874	170,618	5%
Operating income	40,128	46,873	(14)%
Other (income) expense, net	(1,606)	(1,506)	NM
Income before provision for income taxes	41,734	48,379	(14)%
Provision for income taxes	12,052	9,135	32%
Net income attributable to Houlihan Lokey, Inc.	$29,682	$39,244	(24)%
NM = not meaningful

Three Months Ended June 30, 2018 versus June 30, 2017
Revenues were $220.0 million for the three months ended June 30, 2018, compared with $217.5 million for the three months ended June 30, 2017, representing an increase of 1%. For the three months ended June 30, 2018, Corporate Finance revenues increased 7%, Financial Restructuring revenues decreased (14)% and Financial Advisory Services revenues increased 6%, compared with the three months ended June 30, 2017.
Operating expenses were $179.9 million for the three months ended June 30, 2018, compared with $170.6 million for the three months ended June 30, 2017, an increase of 5%. Employee compensation and benefits expense, as a component of operating expenses, was $139.2 million for the three months ended June 30, 2018, compared with $145.5 million for the three months ended June 30, 2017, a decrease of (4)%. The decrease in employee compensation and benefits expense was primarily a result of lower fee revenues for the quarter and a lower adjusted compensation ratio for the quarter when compared with the same quarter last year. The Compensation Ratio was 63.3% for the three months ended June 30, 2018, compared with 66.9% for the three months ended June 30, 2017. Non-compensation expenses, as a component of operating expenses, were $40.7 million for the three months ended June 30, 2018 and $25.1 million for the three months ended June 30, 2017. The increase in non-compensation expenses was primarily driven by (i) the adoption of the new revenue recognition standard and (ii) costs associated with our recent acquisitions and secondary offering which did not exist in the same period last fiscal year.
Other (income) expenses, net decreased to $(1.6) million for the three months ended June 30, 2018, compared with $(1.5) million for the three months ended June 30, 2017, primarily as a result of a gain associated with the Italy joint venture and higher interest income on cash balances.

The provision for income taxes for the three months ended June 30, 2018 was $12.1 million, which reflected an effective tax rate of 28.9%. The provision for income taxes for the three months ended June 30, 2017 was $9.1 million, which reflected an effective tax rate of 18.9%.

The primary drivers of the Company’s effective tax rate being higher than the federal statutory rate of 21% for the three months ended June 30, 2018 were the provision for state taxes, the GILTI inclusion, and limits on deductibility of executive compensation under IRC Section 162(m). The Company’s tax rate during the three month period ended June 30, 2017 was driven lower than the federal statutory rate of 35% by the adoption of ASU No. 2016-09, Compensation - Stock Compensation, which resulted in a decrease to the provision for income taxes due to the vesting of share awards that was accelerated on February 14, 2017. The decrease to the provision resulted in the quarter ended June 30, 2017 because the Company’s tax deduction is delayed to its tax year that corresponds to the tax year that the employees report the taxable income.

Business Segments
The following table presents revenues, expenses and contributions from our continuing operations by business segment. The revenues by segment represents each segment’s revenues, and the profit by segment represents profit for each segment before corporate expenses, other (income) expenses, net, and income taxes.

	Three Months Ended June 30,
($ in thousands)	2018	2017	Change
Revenues by Segment
Corporate Finance	$132,871	$123,999	7%
Financial Restructuring	50,476	59,029	(14)%
Financial Advisory Services	36,655	34,463	6%
Total Segment Revenues	220,002	217,491	1%
Segment Profit(1)
Corporate Finance	40,096	41,576	(4)%
Financial Restructuring	12,354	10,735	15%
Financial Advisory Services	7,413	8,462	(12)%
Total Segment Profit	59,863	60,773	(1)%
Corporate Expenses(2)	19,735	13,900	42%
Other (income) expenses, net	(1,606)	(1,506)	NM
Income Before Provision for Income Taxes	$41,734	$48,379	(14)%

Segment Metrics:
Number of Managing Directors(3)
Corporate Finance	105	92	14%
Financial Restructuring	45	41	10%
Financial Advisory Services	37	39	(5)%
Number of Closed Transactions/Fee Events(4)
Corporate Finance	69	52	33%
Financial Restructuring	13	18	(28)%
Financial Advisory Services	504	550	(8)%
NM = not meaningful
Total may not sum due to rounding.

1.
We adjust the compensation expense for a business segment in situations where an employee residing in one business segment is performing work in another business segment where the fee revenues are accrued. We account for the compensation expense in the business segment where the employee resides.

2.
Corporate expenses represent expenses that are not allocated to individual business segments such as Office of the Executives, Accounting, Information Technology, Compliance, Legal, Marketing, Human Capital Management, and Human Resources.

3.	As of period end.

4.	Fee Events applicable to FAS only; a Fee Event includes any engagement that involves revenue activity during the measurement period with a fee revenue minimum of $1,000 (one thousand dollars).

Corporate Finance

Three Months Ended June 30, 2018 versus June 30, 2017

Revenues for Corporate Finance were $132.9 million for the three months ended June 30, 2018, compared with $124.0 million for the three months ended June 30, 2017, representing an increase of 7%. The increase in revenues was primarily driven by an increase in the number of closed transactions for the quarter when compared to the same quarter last year, and the recognition of reimbursements of out-of-pocket expenses as revenues.
Segment profit for Corporate Finance was $40.1 million for the three months ended June 30, 2018, compared with $41.6 million for the three months ended June 30, 2017. Profitability decreased primarily as a result of a higher non-compensation expenses as a percentage of revenues when compared to the same quarter last year.
Financial Restructuring
Three Months Ended June 30, 2018 versus June 30, 2017

Revenues for Financial Restructuring were $50.5 million for the three months ended June 30, 2018, compared with $59.0 million for the three months ended June 30, 2017, representing a decrease of (14)%. The decrease in revenues was driven by a decrease in the number of transactions closed as well as a decrease in the average transaction fee on closed deals during the quarter.
Segment profit for Financial Restructuring was $12.4 million for the three months ended June 30, 2018, compared with $10.7 million for the three months ended June 30, 2017, an increase of 15%. Profitability increased primarily as a result of significantly lower employee compensation and benefits expense as a percentage of revenues, offset by higher non-compensation expense as a percentage of revenues when compared to the same quarter last year.
Financial Advisory Services
Three Months Ended June 30, 2018 versus June 30, 2017

Revenues for Financial Advisory Services were $36.7 million for the three months ended June 30, 2018, compared with $34.5 million for the three months ended June 30, 2017, representing an increase of 6%. The increase in revenues was primarily the recognition of reimbursements of out-of-pocket expenses as revenues.
Segment profit for Financial Advisory Services was $7.4 million for the three months ended June 30, 2018, compared with $8.5 million for the three months ended June 30, 2017, representing a decrease of (12)%. Profitability decreased primarily as a result of higher non-compensation expenses as a percentage of revenues when compared to the same quarter last year.
Corporate Expenses
Three Months Ended June 30, 2018 versus June 30, 2017

Corporate expenses were $19.7 million for the three months ended June 30, 2018, compared with $13.9 million for the three months ended June 30, 2017. Corporate expenses increased primarily as a result of increased operating costs associated with the continued growth of the company, including non-recurring costs associated with acquisitions and secondary offerings completed during the period.
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

Our cash and cash equivalents include cash held at banks. We have not experienced any losses in our cash accounts. We maintain moderate levels of cash on hand in support of regulatory requirements for our registered broker-dealer. At June 30, 2018, we had $86 million of cash in foreign subsidiaries. In August 2015, prior to the consummation of the IPO, we paid a dividend to our shareholders in connection with which the receivable from ORIX USA was repaid in full. A portion of the dividend was paid to ORIX USA in the form of a $45.0 million note (the "ORIX Note") that bore interest at an annual rate of LIBOR plus 165 basis points and is payable quarterly. Beginning on June 30, 2016, the Company began making required quarterly repayments of principal in the amount of $7.5 million, with the remaining principal amount due on the second anniversary of the completion of the IPO. On May 23, 2017, the remaining $15 million of the ORIX Note was repaid with interest and without penalty. Excess cash on hand in our U.K. subsidiary had been generally maintained in a receivable owned by ORIX Global Capital Ltd. (“OGC”), a U.K. subsidiary of ORIX Corporation (the “Cash Management Agreement”). OGC paid interest to us under the Cash Management Agreement at an annual rate of LIBOR plus 165 basis points, calculated and payable monthly. In May 2016, OGC notified the Company that it would no longer be accepting deposits under the agreement and repaid all outstanding amounts. In June 2017, we began investing our excess cash to generate interest income. Our excess cash may be invested from time to time in short term investments, including treasury securities, commercial paper, certificates of deposit and investment grade corporate debt securities. Please refer to note 6 for further detail.

On November 16, 2015, we issued the loan payable to non-affiliates in connection with the Leonardo transaction, which is a EUR14.0 million note bearing interest at an annual rate of 1.50% and is payable on November 16, 2040. Under certain circumstances, the note may be paid in part or in whole over a five year period in equal annual installments. In each of January 2017 and December 2017, we paid a portion of this loan in the amount of EUR 2.9 million. The remaining principal balance of the loan as of June 30, 2018 was $8.9 million, which included foreign currency translation adjustments and interest expense.

As of June 30, 2018, our unrestricted cash and cash equivalents and investment securities were $159.9 million. As of June 30, 2018, we had $0.4 million in restricted cash. Restricted cash represented the letter of credit issued for our Frankfurt office.

Our liquidity is highly dependent upon cash receipts from clients which in turn are generally dependent upon the successful completion of transactions as well as the timing of receivables collections, which typically occur within 60 days of billing. As of June 30, 2018, net accounts receivable were $84.8 million. As of June 30, 2018, unbilled work in process was $32.9 million.

We currently maintain a revolving line of credit pursuant to a loan agreement, dated as of August 18, 2015, by and among Houlihan Lokey, certain domestic subsidiaries of Houlihan Lokey party thereto and Bank of America, N.A., which provides for a revolving line of credit of $75.0 million (the “Revolving Credit Facility”). As of June 30, 2018, there were no outstanding borrowings under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility require payments of interest at the annual rate of LIBOR plus 1.00%. The loan agreement requires compliance with certain loan covenants including but not limited to the maintenance of minimum earnings before interest, taxes, depreciation and amortization of no less than $120 million as of the end of any quarterly 12-month period and certain leverage ratios including a consolidated leverage ratio of less than 1.50 to 1.00 and a consolidated fixed charge coverage ratio of greater than 1.25 to 1.00, as of the end of any quarterly 12-month period. As of June 30, 2018, we were and we expect to continue to be in compliance with such covenants. On July 28, 2017, we entered into a First Amendment to Credit Agreement which extended the maturity of the revolving line of credit from August 18, 2017 to August 18, 2019, and did not change any other material terms of the Revolving Credit Facility.

Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of our incentive compensation during the first and third quarters of each fiscal year. A summary of our operating, investing, and financing cash flows is as follows:

	Three Months Ended June 30,
($ in thousands)	2018	2017	Change
Cash provided by (used in)
Operating activities:
Net income	$29,682	$39,244	(24)%
Non-cash charges	20,917	15,815	32%
Other operating activities	(169,573)	(116,014)	46%
Total operating activities	(118,974)	(60,955)	95%
Investing activities	121,202	(23,292)	(620)%
Financing activities	(148,404)	(227,456)	(35)%
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(9,437)	2,238	(522)%
Decrease in cash, cash equivalents, and restricted cash	(155,613)	(309,465)	NM
Cash, cash equivalents, and restricted cash—beginning of year	300,223	492,686	(39)%
Cash, cash equivalents, and restricted cash—end of year	$144,610	$183,221	(21)%

Three Months Ended June 30, 2018
Operating activities resulted in a net outflow of $119.0 million primarily attributable to cash bonus payments paid in May 2018. Investing activities resulted in a net inflow of $121.2 million primarily attributable to the maturity of investment securities. Financing activities resulted in a net outflow of $148.4 million primarily related to dividends paid, other share repurchses, and the settlement of the January 2018 Forward Share Purchase Agreement.
Three Months Ended June 30, 2017
Operating activities resulted in a net outflow of $61.0 million primarily attributable to cash bonus payments paid in May 2017. Investing activities resulted in a net outflow of $23.3 million primarily attributable to purchases of investment securities and capital expenditures. Financing activities resulted in a net outflow of $227.5 million primarily related dividends paid, a principal payment on the ORIX Note, and the settlement of the February 2017 Forward Share Purchase Agreement.

Contractual Obligations
The aggregate amount which we are obligated to pay under Operating Leases for our office space has decreased from the amount as of March 31, 2018. At the end of our last fiscal year, the amount due was $122.8 million and as of June 30, 2018, the amount due was $164.1 million.

($ in thousands)	Payment Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating Leases	$164,087	$21,018	$52,114	$39,443	$51,512
Loans payable to former shareholders	2,896	650	1,315	563	368
Loan payable to non-affiliates	8,862	0	0	0	8,862
Note payables	20,725	0	22	17,107	3,596

Off‑Balance Sheet Arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our consolidated financial statements except for certain stand-by letters of credit and bank guarantees in support of various office leases totaling approximately $0.7 million.

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
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the standard effective April 1, 2018 and under the new standard, we recognize revenue from contracts with customers upon satisfaction of our performance obligations by transferring the promised services to the customers. A service is transferred to a customer when, the customer obtains control of and derives benefit from that service. Revenue from a performance obligation satisfied over time is recognized by measuring our progress in satisfying the performance obligation in a manner that depicts the transfer of the services to the customer.

Revenues from Corporate Finance engagements primarily consist of fees generated in connection with advisory services related to corporate finance, mergers & acquisitions and capital markets offerings. Advisory fees from these engagements are recognized at a point in time when the related transaction has been effectively closed. At this time, the Company has transferred control of the promised service and the customer obtains control. Corporate Finance contracts generally contain a variety of promised services that may be capable of being distinct, but they are not distinct within the context of the contract as the various services are inputs to the combined output of successfully brokering a specific transaction. Effective April 1, 2018, fees received prior to the completion of the transaction including retainers and progress fees are deferred within deferred income on the consolidated balance sheet and not recognized until the performance obligation is satisfied, or when the transaction is deemed by management to be terminated. Management’s judgment is required in determining when a transaction is considered to be terminated.

Revenues from Financial Restructuring engagements primarily consist of fees generated in connection with advisory services to debtors, creditors and other parties-in-interest involving recapitalization or deleveraging transactions implemented both through bankruptcy proceedings and through out-of-court exchanges, consent solicitations or other mechanisms, as well as in distressed mergers & acquisition and capital market activities. Advisory fees from restructuring engagements are recognized over time using a time elapsed measure of progress as our clients simultaneously receive and consume the benefits of those services as they are provided.

Revenues from Financial Advisory Services engagements primarily consist of fees generated in connection with valuation services and rendering fairness, solvency and financial opinions. Revenues are recognized at a point in time as these engagements include a singular objective that does not transfer any notable value to the Company’s clients until the opinions have been rendered and delivered to the client. However, certain engagements consists of advisory services where fees are usually based on the hourly rates of our financial professionals. Such revenues are recognized over time as the benefits of these advisory services are transferred to the Company’s clients throughout the course of the engagement and as a practical expedient, the Company has elected to use the ‘as-invoiced’ approach to recognize revenue.

The Company adopted the new revenue recognition standard using the modified retrospective method that resulted in the Company prospectively changing the presentation of reimbursements of certain out-of-pocket expenses from a net presentation within non-compensation expenses to a gross basis in revenues.
There have been no other material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K for the year ended March 31, 2018.
Recent Accounting Developments
For a discussion of recently issued accounting developments and their impact or potential impact on our consolidated financial statements, see "Note 2—Summary of Significant Accounting Policies" to our unaudited consolidated financial statements in this Form 10-Q.
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
Exchange Rate Risk
The exchange rate of the U.S. dollar relative to the currencies in the non-U.S. countries in which we operate may have an effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities and, therefore, be reflected as a change in other comprehensive income. Our non-U.S. assets and liabilities that are sensitive to exchange rates consist primarily of trade payables and receivables, work in progress, and cash. The net impact of the fluctuation of foreign currencies in other comprehensive income within the consolidated statements of comprehensive income was ($12.6) million and $5.1 million during the three months ended June 30, 2018 and 2017, respectively.
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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. In June 2018, we entered into foreign currency forward contracts between the euro and pound sterling with an aggregate notional value of approximately EUR 5.7 million and with a fair value representing a loss included in other operating expenses of $77 during the three months ended June 30, 2018. We had no foreign currency forward contract outstanding as of June 30, 2017.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. There has been no material change in the nature of our legal proceedings from the descriptions contained in our Annual Report on Form 10–K for the fiscal year ended March 31, 2018.

Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended March 31, 2018.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
In April 2018, the Company issued 1,607 shares of Class B common stock to certain former employees of Quayle Munro Limited in connection with the closing of the acquisition of Quayle Munro Limited. The Company received no proceeds in connection with this issuance.

Purchases of Equity Securities

The following table summarizes all of the repurchases of Houlihan Lokey, Inc. equity securities during the three months ended June 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased and Retired As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2018 - April 30, 2018	—	—	—
May 1, 2018 - May 31, 2018 (2)	35,841	$49.44	35,841
June 1, 2018 - June 30, 2018	697,000	$49.11	697,000
Total	732,841	$49.13	732,841	$639,776
____________________________________

1.
On February 1, 2017, our board of directors approved a Class A common stock share repurchase program pursuant to which we may, from time to time, purchase shares of our Class A common stock having an aggregate purchase price of up to $50.0 million in open market or negotiated transactions. The shares of Class A common stock repurchased through this program have been retired.

2.	Represents unvested shares of Class B common stock which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards.

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

HOULIHAN LOKEY, INC.

Date:	August 9, 2018	/s/ SCOTT L. BEISER
Scott L. Beiser
Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2018	/s/ J. LINDSEY ALLEY
J. Lindsey Alley
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Houlihan Lokey, Inc., dated August 18, 2015	8-K	333-205610	3.1	8/21/15
3.2	Amended and Restated Bylaws of the Company, dated August 18, 2015	8-K	333-205610	3.2	8/21/15
10.1‡	Houlihan Lokey, Inc. Director Compensation Program					*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS†	XBRL Instance Document					**
101.SCH†	XBRL Taxonomy Extension Schema Document					**
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document					**
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document					**
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document					**
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document					**

*	Filed herewith.
**	Furnished herewith.
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