Form 10-Q
period 2018-09-30
HOULIHAN LOKEY, INC.
filed 2018-11-06
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2018, the registrant had 34,722,318 shares of Class A common stock, $0.001 par value per share, and 31,033,243 shares of Class B common stock, $0.001 par value per share, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data and par value)

	September 30, 2018	March 31, 2018
	(unaudited)
Assets:
Cash and cash equivalents	$227,599	$206,723
Restricted cash (note 2)	366	93,500
Investment securities (fair value of $26,560 and $209,266 as of September 30 and March 31, 2018)	26,565	209,319
Accounts receivable, net of allowance for doubtful accounts of $11,501 and $11,391 as of September 30 and March 31, 2018, respectively	66,010	77,259
Unbilled work in process	31,841	45,862
Receivable from affiliates	7,870	8,732
Property and equipment, net of accumulated depreciation of $40,945 and $37,078 as of September 30 and March 31, 2018, respectively	31,699	32,146
Goodwill and other intangibles, net	799,322	723,310
Other assets	29,134	21,990
Total assets	$1,220,406	$1,418,841
Liabilities and Stockholders' Equity
Liabilities:
Accrued salaries and bonuses	$268,548	$377,901
Accounts payable and accrued expenses	41,183	40,772
Deferred income	30,946	3,620
Income taxes payable	7,941	9,967
Deferred income taxes	10,148	22,180
Forward purchase liability	—	93,500
Loans payable to former shareholders	2,642	3,036
Loan payable to non-affiliate	8,899	8,825
Other liabilities	21,793	6,227
Total liabilities	392,100	566,028
Stockholders' equity:
Class A common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 34,696,005 and 30,604,405 shares as of September 30 and March 31, 2018, respectively	35	31
Class B common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 31,063,445 and 37,187,932 shares as of September 30 and March 31, 2018, respectively	31	37
Treasury stock, at cost; 0 and 2,000,000 shares as of September 30 and March 31, 2018, respectively	—	(93,500)
Additional paid-in capital	636,150	753,077
Retained earnings	222,324	207,124
Accumulated other comprehensive loss	(30,234)	(13,956)
Total stockholders' equity	828,306	852,813
Total liabilities and stockholders' equity	$1,220,406	$1,418,841

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Revenues(a)	$274,992	$242,183	$494,994	$459,674
Operating expenses:
Employee compensation and benefits	175,321	161,295	314,501	306,804
Travel, meals, and entertainment	10,111	6,229	19,697	11,907
Rent	10,437	6,959	18,625	14,149
Depreciation and amortization	3,706	2,175	7,174	4,149
Information technology and communications	4,709	4,966	10,298	9,242
Professional fees	5,784	3,371	12,061	5,758
Other operating expenses(b)	8,749	3,862	16,333	7,466
Total operating expenses	218,817	188,857	398,689	359,475
Operating income	56,175	53,326	96,305	100,199
Other (income) expenses, net(c)	(1,007)	(200)	(2,613)	(1,706)
Income before provision for income taxes	57,182	53,526	98,918	101,905
Provision for income taxes	17,063	20,169	29,115	29,304
Net income	$40,119	$33,357	$69,803	$72,601
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(3,695)	2,692	(16,278)	7,753
Comprehensive income	$36,424	$36,049	$53,525	$80,354

Attributable to Houlihan Lokey, Inc. common stockholders:
Weighted average shares of common stock outstanding:
Basic	62,258,919	62,117,998	62,620,017	62,230,177
Fully Diluted	66,045,921	66,907,890	66,099,770	66,640,539
Net income per share of common stock (note 13)
Basic	$0.64	$0.54	$1.11	$1.17
Fully Diluted	$0.61	$0.50	$1.06	$1.09

(a)
including related party revenue of $6,147 and $2,443 during the three months ended September 30, 2018 and 2017, respectively, and $8,495 and $2,806 during the six months ended September 30, 2018 and 2017, respectively.

(b)
including related party income (expense) of $224 and $(38) during the three months ended September 30, 2018 and 2017, respectively, and $224 and $134 during the six months ended September 30, 2018 and 2017, respectively.

(c)
including related party interest expense of $0 during the three months ended September 30, 2018 and 2017, and $0 and $62 during the six months ended September 30, 2018 and 2017, respectively. Also, including related party interest income of $24 and $29 during the three months ended September 30, 2018 and 2017, respectively, and $48 and $61 during the six months ended September 30, 2018 and 2017, respectively. The Company recognized gain (loss) related to investments in unconsolidated entities of $453 and $(390) for the three months ended September 30, 2018 and 2017, respectively, and $906 and $(220) for the six months ended September 30, 2018 and 2017, respectively.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Six Months Ended September 30, 2018 and 2017
($ in thousands)
(unaudited)

	HLI Class A common stock		HLI Class B common stock		Treasury Stock
	Shares	$	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Stock subscriptions receivable	Total stockholders' equity
Balances – April 1, 2017	22,026,811	$22	50,883,299	$51	(6,900,000)	(193,572)	$854,750	$87,407	$(21,917)	$(124)	$726,617
Shares issued	—	—	1,244,097	1	—	—	187	—	—	—	188
Stock compensation vesting (note 14)	—	—	—	—	—	—	21,153	—	—	—	21,153
Dividends	—	—	—	—	—	—	—	(25,764)	—	—	(25,764)
Stock subscriptions receivable redeemed	—	—	—	—	—	—	—	—	—	124	124
Retired shares upon settlement of forward purchase agreement	—	—	(6,900,000)	(7)	6,900,000	193,572	(193,565)	—	—	—	—
Conversion of Class B to Class A shares	3,064,907	3	(3,064,907)	(3)	—	—	—	—	—	—	—
Shares issued to non-employee directors (note 14)	5,589	—	—	—	—	—	—	—	—	—	—
Shares repurchase program (note 14)	(430,237)	—	—	—	—	—	(15,139)	—	—	—	(15,139)
Other shares repurchased/forfeited	—	—	(178,481)	—	—	—	(1,835)	—	—	—	(1,835)
Net income	—	—	—	—	—	—	—	72,601	—	—	72,601
Change in unrealized translation	—	—	—	—	—	—	—	—	7,753	—	7,753
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	80,354
Balances - September 30, 2017	24,667,070	$25	41,984,008	$42	—	$—	$665,551	$134,244	$(14,164)	$—	$785,698

	HLI Class A common stock		HLI Class B common stock		Treasury Stock
	Shares	$	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Stock subscriptions receivable	Total stockholders' equity
Balances – April 1, 2018	30,604,405	$31	37,187,932	$37	(2,000,000)	$(93,500)	$753,077	$207,124	$(13,956)	$—	$852,813
Cumulative effect of the change in accounting principle related to revenue recognition from contracts with clients, net of tax	—	—	—	—	—	—	—	(19,680)	—	—	(19,680)
Shares issued	—	—	1,158,001	1	—	—	6,991	—	—	—	6,992
Stock compensation vesting (note 14)	—	—	—	—	—	—	25,571	—	—	—	25,571
Class B shares sold	195,840	—	(195,840)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(34,923)	—	—	(34,923)
Secondary offering	3,000,000	3	(3,000,000)	(3)	—	—	—	—	—	—	—
Retired shares upon settlement of forward purchase agreement	—	—	(2,000,000)	(2)	2,000,000	93,500	(93,498)	—	—	—	—
Conversion of Class B to Class A shares	2,001,689	2	(2,001,689)	(2)	—	—	—	—	—	—	—
Shares issued to non-employee directors (note 14)	4,212	—	—	—	—	—	187	—	—	—	187
Other shares repurchased/forfeited	(1,110,141)	(1)	(84,959)	—	—	—	(56,178)	—	—	—	(56,179)
Net income	—	—	—	—	—	—	—	69,803	—	—	69,803
Change in unrealized translation	—	—	—	—	—	—	—	—	(16,278)	—	(16,278)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	53,525
Balances - September 30, 2018	34,696,005	$35	31,063,445	$31	—	$—	$636,150	$222,324	$(30,234)	$—	$828,306

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands, except share data)
(unaudited)

	Six Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$69,803	$72,601
Adjustments to reconcile net income to net cash used in operating activities:
Deferred tax expense	(4,602)	421
Provision for bad debts	613	979
Depreciation and amortization	7,174	4,149
Contingent consideration valuation	(708)	—
Compensation expenses – restricted share grants (note 14)	30,759	23,562
Changes in operating assets and liabilities:
Accounts receivable	27,550	20,707
Unbilled work in process	14,021	23,218
Other assets	(7,144)	277
Accrued salaries and bonuses	(114,099)	(63,853)
Accounts payable and accrued expenses	(832)	(5,267)
Deferred income	(4,485)	1,472
Income taxes payable	(2,193)	(10,547)
Net cash provided by operating activities	15,857	67,719
Cash flows from investing activities:
Purchases of investment securities	(26,513)	(60,558)
Maturities of investment securities	209,268	—
Acquisition of business, net of cash acquired	(71,407)	(2,825)
Changes in receivables from affiliates	862	1,229
Purchase of property and equipment, net	(3,199)	(5,529)
Net cash provided by (used in) investing activities	109,011	(67,683)
Cash flows from financing activities:
Dividends paid	(33,574)	(24,894)
Settlement of forward purchase contract	(93,500)	(192,372)
Shares purchased under stock repurchase program	—	(15,139)
Other share repurchases	(54,233)	(1,835)
Payments to settle employee tax obligations on share-based awards	(1,947)	(60)
Earnouts paid	(1,923)	—
Stock subscriptions receivable redeemed	—	124
Loans payable to former shareholders redeemed	(394)	(1,479)
Repayments of loans to affiliates	—	(15,000)
Other financing activities	187	247
Net cash used in financing activities	(185,384)	(250,408)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(11,742)	3,042
Decrease in cash, cash equivalents, and restricted cash	(72,258)	(247,330)
Cash, cash equivalents, and restricted cash – beginning of period	300,223	492,686
Cash, cash equivalents, and restricted cash – end of period	$227,965	$245,356
Supplemental disclosures of noncash activities:
Fully depreciated assets written off	$—	$16
Fully amortized intangibles written off	8,272	—
Cash acquired through acquisitions	16,141	—
Cash paid during the period:
Interest	$432	$382
Taxes	40,450	39,431

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

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
In addition, prior to the consummation of the IPO, the Company distributed to its existing owners a dividend of $270.0 million, consisting of (i) a short-term note in the aggregate amount of $197.2 million, which was repaid immediately after the consummation of the IPO, and was allocated $94.5 million to ORIX USA and $102.7 million to the HL Holders, (ii) a note to ORIX USA in the amount of $45.0 million (see note 10), and (iii) certain of our non-operating assets to certain of the HL Holders (consisting of non-marketable minority equity interests in four separate businesses that ranged in carrying value from $2.5 million to $11.0 million, and were valued in the aggregate at approximately $22.8 million as of June 30, 2015), together with $5.0 million in cash to be used to complete a potential additional investment and in the administration of these assets in the future. All issued and outstanding Fram shares were converted to HL, Inc. common stock at a ratio of 10.425 shares for each share of Fram stock. Immediately following the IPO, there were two classes of authorized HL, Inc. common stock: Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. As of September 30, 2018 , there were 34,033,702 Class A shares held by the public, 52,582 Class A shares held by non-employee directors, and 609,721 Class A shares held by ORIX USA. In addition, there were 25,295,231 Class B shares held by the HL Voting Trust, and 5,768,214 Class B shares held by ORIX USA.
The Company did not receive any proceeds from the sale of its Class A common stock in the IPO.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or otherwise stated)

Expenses related to the corporate reorganization and IPO recorded in the consolidated statements of comprehensive income include the following:

•
$3,549 and $3,590 of compensation expenses associated with the amortization of restricted stock granted in connection with the IPO during the three months ended September 30, 2018 and 2017, respectively, and $6,872 and $7,159 during the six months ended September 30, 2018 and 2017, respectively; amortization expense of restricted stock granted in connection with the IPO is being recognized over a four and one-half year vesting period; and

•
$2,653 and $2,709 of compensation expenses associated with the accrual of certain deferred cash payments granted in connection with the IPO during the three months ended September 30, 2018 and 2017, respectively, and $5,406 and $5,452 during the six months ended September 30, 2018 and 2017, respectively; accrual expense of deferred cash payments granted in connection with the IPO is being recognized over a four and one-half year vesting period.

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
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC") and include all information and footnotes required for consolidated financial statement presentation. The results of operations for the six months ended September 30, 2018 are not necessarily indicative of the results of operations to be expected for the year ending March 31, 2019. The unaudited interim consolidated financial statements and notes to consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2018.

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
Revenues consist of fee revenues from advisory services and reimbursed costs incurred in fulfilling the contract. Revenues reflect revenues from our Corporate Finance (“CF”), Financial Restructuring (“FR”), and Financial Advisory Services (“FAS”) business segments.
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

The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for those promised services (i.e., the “transaction price”). In determining the transaction price, we consider multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, we consider the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as market volatility or the judgment and actions of third parties. The substantial majority of the Company’s advisory fee (i.e., the success related Completion Fees) are considered variable and constrained as they are contingent upon a future event which includes factors outside of our control (e.g., completion of a transaction or third party emergence from bankruptcy or approval by the court).

Revenues from Corporate Finance engagements primarily consist of fees generated in connection with advisory services related to corporate finance, mergers and acquisitions and capital markets offerings. Advisory fees from these engagements are recognized at a point in time when the related transaction has been effectively closed. At that time, the Company has transferred control of the promised service and the customer obtains control. Corporate Finance contracts generally contain a variety of promised services that may be capable of being distinct, but they are not distinct within the context of the contract as the various services are inputs to the combined output of successfully brokering a specific transaction. Effective April 1, 2018, fees received prior to the completion of the transaction including Retainer Fees and Progress Fees are deferred within deferred income on the consolidated balance sheet and not recognized until the performance obligation is satisfied, or when the transaction is deemed by management to be terminated. Management’s judgment is required in determining when a transaction is considered to be terminated. Prior to April 1, 2018, the timing of the recognition of these various fees were generally recognized on a monthly basis, except in situations where there is uncertainty as to the timing of collection of the amount due. Progress Fees were recognized based on management’s estimates of the relative proportion of services provided through the financial reporting date to the total services required to be performed.

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
The majority of the Company’s operating expenses are related to compensation for employees, which includes the amortization of the relevant portion of the Company’s share-based incentive plans (note 14). Other examples of operating expenses include: travel, meals and entertainment; rent; depreciation and amortization; information technology and communications; professional fees; and other operating expenses, which include such items as office expenses, business license and registration fees, provision for bad debts, non-income-related taxes, legal expenses, related-party support services, and charitable contributions.

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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. In September 2018, we entered into foreign currency forward contracts between the euro and pound sterling with an aggregate notional value of approximately EUR 10.4 million and with a fair value representing a loss included in other operating expenses of $14 during the three months ended September 30, 2018. In September 2017, we entered into a foreign currency forward contract between the euro and pound sterling with an aggregate notional value of approximately EUR 3.5 million and with a fair value representing a gain included in other operating expenses of $139 during the three months ended September 30, 2017.

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

(h)	Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held at banks and highly liquid investments with original maturities of three months or less. As of September 30, 2018 and March 31, 2018, the Company had cash balances with banks in excess of insured limits. The Company has not experienced any losses in its cash accounts and believes it is not exposed to any significant credit risk with respect to cash and cash equivalents.
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

	September 30, 2018	September 30, 2017
Cash and cash equivalents	$227,599	$245,356
Restricted cash	366	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$227,965	$245,356
Restricted cash at September 30, 2018 represented a deposit in support of a letter of credit issued for our Frankfurt office.

(i)	Investment Securities
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
The allowance for doubtful accounts on receivables reflects management’s best estimate of probable inherent losses determined principally on the basis of historical experience and review of uncollected revenues and is recorded through provision for bad debts which is included in other operating expenses, net in the accompanying consolidated statements of comprehensive income. Amounts deemed to be uncollectible are written off against the allowance for doubtful accounts.

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
The Tax Act’s one-time deemed repatriation transition tax (the “Toll Charge”) on certain un-repatriated earnings of non-U.S. subsidiaries is a tax on previously untaxed accumulated and current earnings and profits of certain of the Company’s non-U.S. subsidiaries. To determine the amount of the Toll Charge, the Company must determine, in addition to other factors, the amount of post-1986 earnings and profits of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. During fiscal 2018, the Company was able to make a reasonable estimate of the Toll Charge and recorded a provisional Toll Charge obligation of $2,480; however, the Company continues to evaluate additional information in order to better estimate the Toll Charge obligation. The Global Intangible Low-Taxed Income tax (the “GILTI inclusion") can be recognized in the financial statements through an accounting policy election by either recording a period cost (permanent item) or providing deferred income taxes stemming from certain basis differences that are expected to result in the GILTI inclusion. The Company has elected to account for the tax impacts of the GILTI inclusion as a period cost. Additionally, the permanently reinvested amounts attributable to the Company’s non-U.S. subsidiaries are considered provisional under SAB 118.

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
When HL CA was acquired by Fram in January 2006, approximately $392,600 of goodwill and $192,210 of indefinite-lived intangible assets were generated and recognized. In accordance with ASC Topic 805, Business Combinations, since HL CA was wholly owned by Fram, this goodwill and all other purchase accounting-related adjustments were pushed down to the Company’s reporting level. Through both foreign and domestic acquisitions made directly by HL CA and the Company since 2006, additional goodwill of approximately $203,790, inclusive of foreign currency translations, has been recognized.
Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. Goodwill is reviewed for impairment in accordance with Accounting Standards Update (ASU) No. 2011-08, Testing Goodwill for Impairment, which permits management to make a qualitative assessment of whether it is more likely than not that one of its reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If management concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then management would not be required to perform the two-step impairment test for that reporting unit. If the assessment indicates that it is more likely than not that the reporting unit’s fair value is less than its carrying value, management must test further for impairment utilizing a two-step process. Step 1 compares the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds the estimated fair value, an impairment exists and is measured in Step 2 as the excess of the recorded amount of goodwill over the implied fair value of goodwill resulting from the valuation of the reporting unit. Impairment testing of goodwill requires a significant amount of judgment in assessing qualitative factors and estimating the fair value of the reporting unit, if necessary. The fair value is determined using an estimated market value approach, which considers estimates of future after tax cash flows, including a terminal value based on market earnings multiples, discounted at an appropriate market rate. As of September 30, 2018 , management concluded that it was not more likely than not that the Company’s reporting units’ fair value was less than their carrying amount and no further impairment testing had been considered necessary.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or otherwise stated)

Indefinite-lived intangible assets are reviewed annually for impairment in accordance with ASU 2012-02, Testing Indefinite-lived Intangible Assets for Impairment, which provides management the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. As of September 30, 2018, management concluded that it was not more likely than not that the fair values were less than the carrying values.
Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group (inclusive of other long-lived assets) be tested for possible impairment, management first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of September 30, 2018, no events or changes in circumstances were identified that indicated that the carrying amount of the finite-lived intangible assets were not recoverable.

(m)	Recent Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, Deferral of Effective Date which deferred the effective date of the new standard to annual and interim periods within that reporting period beginning after December 15, 2017 (fiscal year ending March 31, 2019 for the Company). The Company adopted the standard effective April 1, 2018 using the modified retrospective method which requires the recognition of a cumulative-effect adjustment as of that date.  Results for periods beginning after March 31, 2018 are presented under the new revenue and cost recognition guidance, while prior period amounts were not restated and continue to be reported in accordance with the Company's previous revenue and cost recognition policies. The Company applied the new standard to contracts that have not yet been completed as of the adoption date. The Company’s adoption efforts included the identification of revenue within the scope of the standard and the evaluation of revenue contracts.
Upon adoption, the Company recorded a cumulative effect adjustment that resulted in a reduction in retained earnings of $19.7 million, a reduction in deferred tax liabilities of $7.4 million and an increase to deferred income of $24.4 million. This cumulative adjustment was related to certain engagements for which revenue was being recognized over time prior to adoption which are now recognized point-in-time under the new standard. See notes 2(d) and 3 for further information.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The amendments in this ASU requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right-of-use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonably certain to exercise an option to extend the lease, exercise a purchase option, or not exercise an option to terminate the lease. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018 (year ending March 31, 2020 for the Company). Early application is permitted. The Company is currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements. See note 16 for a summary of our undiscounted minimum rental commitments under operating leases as of September 30, 2018.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or otherwise stated)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU include eight specific guidance measures for cash flow classification issues for (1) debt prepayment or debt extinguishment costs, (2) debt instruments with coupon interest rates, (3) contingent consideration payments made after a business combination, (4) settlement proceeds from insurance claims, (5) settlement proceeds from corporate-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions, and (8) classification of cash receipts and payments that have aspects of more than one class of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017 (fiscal year ending March 31, 2019 for the Company). Application of this guidance resulted in some changes in classification in the consolidated statements of cash flows, but did not have a material impact on our consolidated financial position or results of operations.
In January 2017, the FASB issued ASU No. 2017-04, Intangible - Goodwill and Other: Simplifying the Test for Goodwill Impairment. The amendments in this ASU do not change the guidance on Step 1 of the goodwill impairment test but eliminates the requirement to calculate an implied goodwill value using Step 2. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value but should not exceed the total amount of goodwill allocated to that reporting unit. Also, an entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU No. 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019 (fiscal year ending March 31, 2021 for the Company) with early adoption permitted. The Company adopted guidance effective April 1, 2018 and its application did not have a material impact on the consolidated financial statements and related disclosures.
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

(n)	Reclassifications
Certain reclassifications have been made to conform the prior period consolidated financial statements and notes to the current period presentation.

(3) REVENUE RECOGNITION
The Company adopted the new revenue recognition standard effective April 1, 2018 which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is using the modified retrospective method that results in the Company prospectively changing the presentation of reimbursements of certain out-of-pocket expenses from a net presentation within non-compensation expenses to a gross basis in revenues. This resulted in an increase in both revenues and related out-of-pocket expenses of approximately $5.2 million and $16.3 million for the three and six months ended September 30, 2018, respectively, with no impact to net income.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or otherwise stated)

The following table summarizes the effects of adopting the new revenue recognition standard on the Company’s consolidated statements of comprehensive income for the three and six months ended September 30, 2018.

	Three Months Ended September 30, 2018
	As reported	Excluding adoption of ASC 606	Adjustments
Revenues	$274,992	$269,363	$5,629
Operating expenses:
Employee compensation and benefits	175,321	175,312	9
Travel, meals, and entertainment	10,111	8,142	1,969
Rent	10,437	10,437	—
Depreciation and amortization	3,706	3,706	—
Information technology and communications	4,709	4,517	192
Professional fees	5,784	5,154	630
Other operating expenses	8,749	6,321	2,428
Total operating expenses	218,817	213,589	5,228
Income before provision for income taxes	57,182	56,780	402
Provision for income taxes	17,063	16,946	117
Net income	$40,119	$39,834	$285

	Six Months Ended September 30, 2018
	As reported	Excluding adoption of ASC 606	Adjustments
Revenues	$494,994	$478,744	$16,250
Operating expenses:
Employee compensation and benefits	314,501	314,476	25
Travel, meals, and entertainment	19,697	13,146	6,551
Rent	18,625	18,625	—
Depreciation and amortization	7,174	7,174	—
Information technology and communications	10,298	9,812	486
Professional fees	12,061	9,982	2,079
Other operating expenses	16,333	9,138	7,195
Total operating expenses	398,689	382,353	16,336
Income before provision for income taxes	98,918	99,004	(86)
Provision for income taxes	29,115	29,140	(25)
Net income	$69,803	$69,864	$(61)

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

The change in the Company’s contract assets and liabilities during the period primarily reflects the timing difference between the Company’s performance and the customer’s payment. The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	Balance as of April 1, 2018 (3)	Decrease	Balance as of September 30, 2018
Receivables (1)	$77,259	$(13,701)	$63,558
Contract Assets (1)	$4,675	$(2,223)	$2,452
Contract Liabilities (2)	$31,811	$(865)	$30,946

(1) Included in Accounts receivable on the Consolidated Balance Sheets
(2) Deferred income on the Consolidated Balance Sheets
(3) See note 2 (n)

As a practical expedient, the Company does not disclose information about remaining performance obligations pertaining to (i) contracts that have an original expected duration of one year or less and/or (ii) contracts where the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that is or forms part of a single performance obligation. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at September 30, 2018.

(4) RELATED PARTY TRANSACTIONS
The Company provides financial advisory services to ORIX USA and its affiliates and certain other related parties, and received fees for these services totaling approximately $6,147 and $2,443 during the three months ended September 30, 2018 and 2017, respectively, and $8,495 and $2,806 during the six months ended September 30, 2018 and 2017, respectively.
The Company provides certain management and administrative services for the Company's unconsolidated entities and receives fees for these services. These fees are offset with the compensation costs related to the administrative staffs. As a result, the Company received net fees of $224 and incurred expenses of $(38) during the three months ended September 30, 2018 and 2017, respectively, and received net fees of $224 and $134 during the six months ended September 30, 2018 and 2017, respectively.
In November 2015, the Company entered into a joint venture arrangement with Leonardo & Co. NV, a European-based investment banking firm ("Leonardo"), in relation to Leonardo's Italian business by means of acquisition of a minority (49%) interest. In conjunction with this transaction, a subsidiary of the Company loaned the joint venture EUR 5,500 ($6,083 and $6,034 as of September 30, 2018 and March 31, 2018, respectively) which is included in receivables from affiliates and which bears interest at 1.5% and matures no later than November 2025. Interest income earned by the Company related to this receivable from affiliate was approximately $24 and $25 for the three months ended September 30, 2018 and 2017, respectively, and $48 for each of the six months ended September 30, 2018 and 2017. Included in receivables from affiliates is also reimbursable third party costs incurred on behalf of Leonardo totaling approximately $1,787 and $2,698 as of September 30, 2018 and March 31, 2018, respectively.

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
In July 2017, the Company purchased the remaining interest of Houlihan Lokey (Australia) Pty Limited ("HL Australia"), which was historically operating as our joint venture in Australia. As part of the consideration paid, a loan receivable from certain principals of the joint venture was forgiven. In addition, as a result of the acquisition we eliminated from our consolidated financial statements as of September 30, 2018 a loan agreement entered into with HL Australia in February 2017 for AUD 2,500 ($2,001 as of July 31, 2017) which bore interest at 2.0% and was previously included in receivables from affiliates. Interest income earned by the Company related to this receivable from affiliate was approximately $0 for both three and six months ended September 30, 2018, and $4 and $13 for the three and six months ended September 30, 2017.
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

In the accompanying consolidated balance sheet, the Company carried accounts receivable and unbilled work in progress from related parties totaling approximately $523 and $21 as of September 30, 2018 and March 31, 2018, respectively. The Company also deferred income from related parties for service fees totaling $25 as of each of September 30, 2018 and March 31, 2018.

Other assets in the accompanying consolidated balance sheets includes loans receivable from certain employees of $13,090 and $7,489 as of September 30, 2018, and March 31, 2018, respectively.

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
The following table presents information about the Company's financial assets, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	September 30, 2018
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$22,098	$—	$22,098
U.S. Treasury Securities	—	4,462	—	4,462
Total asset measured at fair value	$—	$26,560	$—	$26,560

	March 31, 2018
	Level I	Level II	Level III	Total
Certificates of deposit	$—	$10,106	$—	$10,106
Corporate debt securities	—	183,578	—	183,578
U.S. Treasury Securities	—	15,582	—	15,582
Total asset measured at fair value	$—	$209,266	$—	$209,266

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

The Company had no transfers between fair value levels during the six months ended September 30, 2018.

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
(6) INVESTMENT SECURITIES
The amortized cost, gross unrealized gains (losses), and fair value of securities held to maturity were as follows:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$22,114	$5	$(21)	$22,098
U.S. Treasury Securities	$4,451	$11	$—	$4,462
Total securities with unrealized gains	$26,565	$16	$(21)	$26,560

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$183,632	$13	$(67)	$183,578
Certificate of deposit	10,106	—	—	10,106
U.S. Treasury Securities	15,581	11	(10)	15,582
Total securities with unrealized gains	$209,319	$24	$(77)	$209,266
Scheduled maturities of the Company's debt securities within the investment securities portfolio were as follows:

	September 30, 2018		March 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$16,057	$16,066	$209,319	$209,266
Due within one year through five years	10,508	10,494	—	—
Total debt within the investment securities portfolio	$26,565	$26,560	$209,319	$209,266
The Company has the ability and intent to hold the corporate debt securities to maturity until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity, and has not incurred credit losses on such debt securities. The Company does not consider such unrealized loss positions to be other-than-temporarily impaired as of September 30, 2018.

(7) ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Balance-Beginning	$11,027	$11,834	$11,391	$11,199
Provision for bad debt	229	365	613	979
(Write-off) recovery of uncollectible accounts	245	(2,414)	(503)	(2,393)
Balance-Ending	$11,501	$9,785	$11,501	$9,785

(8) PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation consist of the following:

	Useful Lives	September 30, 2018	March 31, 2018
Equipment	5 Years	$7,681	$6,653
Furniture and fixtures	5 Years	19,246	19,189
Leasehold improvements	10 Years	32,957	31,916
Computers and software	3 Years	11,644	10,346
Other	N/A	1,116	1,120
Total cost		72,644	69,224
Less accumulated depreciation		(40,945)	(37,078)
Total net book value		$31,699	$32,146
Additions to property and equipment during the six months ended September 30, 2018 were primarily related to costs incurred to furnish new leased office space and refurbish existing space.
Depreciation expense of approximately $2,117 and $1,542 was recognized during the three months ended September 30, 2018 and 2017, respectively, and $4,264 and $3,068 was recognized during the six months ended September 30, 2018 and 2017, respectively.
(9) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangibles consist of the following.

	Useful Lives	September 30, 2018	March 31, 2018
Goodwill	Indefinite	$596,390	$528,889
Tradename-Houlihan Lokey	Indefinite	192,210	192,210
Other intangible assets	Varies	18,603	15,464
Total cost		807,203	736,563
Less accumulated amortization		(7,881)	(13,253)
Total net book value (before taxes)		$799,322	$723,310
Deferred tax liability		(50,855)	(50,541)
Total net book value		$748,467	$672,769

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or otherwise stated)

Goodwill attributable to the Company’s business segments are as follows:

Business Segments	April 1, 2018	Changes (a)	September 30, 2018
Corporate Finance	$273,812	$68,059	$341,871
Financial Restructuring	163,362	(558)	162,804
Financial Advisory Services	91,715	—	91,715
Total	$528,889	$67,501	$596,390

(a)	Changes were related to the acquisitions and foreign currency translation adjustments.
Amortization expense of approximately $1,589 and $633 was recognized for the three months ended September 30, 2018 and 2017, respectively, and $2,910 and $1,081 was recognized for the six months ended September 30, 2018 and 2017, respectively. The estimated future amortization for amortizable intangible assets for each of the next five years are as follows:

Year Ended March 31,
Remainder of 2019	$3,146
2020	6,289
2021	707
2022	157
2023	7

(10) LOANS PAYABLE
In August 2015, prior to the IPO the Company paid a dividend to its shareholders, a portion of which was paid to ORIX USA in the form of a $45.0 million note that bore interest at a rate of LIBOR plus 165 basis points. The loan was repaid in full in May 2017. The Company paid interest on the note of $0 for both three months ended September 30, 2018 and 2017, and $0 and $62 for the six months ended September 30, 2018 and 2017, respectively.
In August 2015, the Company entered into a revolving line of credit with Bank of America, N.A., which allows for borrowings of up to $75.0 million and originally matured in August 2017. On July 28, 2017, the Company extended the maturity date of the revolving credit facility to August 18, 2019 (or if such date is not a business day, the immediately preceding business day). The agreement governing this facility provides that borrowings bear interest at an annual rate of LIBOR plus 1.00%, commitment fees apply to unused amounts, and contains debt covenants which require that the Company maintain certain financial ratios. As of September 30, 2018, no principal was outstanding under the line of credit. The Company paid interest and unused commitment fees of $57 for each of the three months ended September 30, 2018 and 2017, and $114 for each of the six months ended September 30, 2018 and 2017 under the line of credit.

Prior to the IPO, Fram maintained certain loans payable to former shareholders consisting of unsecured notes payable which were transferred to the Company in conjunction with the IPO. The interest rate on the individual notes was 3.57% and 2.76% as of September 30, 2018 and 2017, respectively, and the maturity dates range from 2018 to 2027. The Company incurred interest expense on these notes of $25 and $34 during the three months ended September 30, 2018 and 2017, respectively, and $50 and $71 during the six months ended September 30, 2018 and 2017, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or otherwise stated)

An acquisition made in January 2015 included non-contingent consideration with a carrying value of $226 as of each of September 30, 2018 and March 31, 2018, which is included in other liabilities in the accompanying consolidated balance sheets.
In November 2015, the Company acquired the investment banking operations of Leonardo in Germany, the Netherlands, and Spain, and made a 49% investment in Leonardo's operations in Italy. Total consideration included an unsecured loan of EUR 14.0 million payable on November 16, 2040, which is included in loan payable to non-affiliates in the accompanying consolidated balance sheets. Under certain circumstances, the note may be paid in part or in whole over a five year period in equal annual installments. This loan bears interest at an annual rate of 1.50%. In each of January 2017 and December 2017, we paid a portion of this loan in the amount of EUR 2.9 million. The Company incurred interest expense on this loan of $37 and $50 for the three months ended September 30, 2018 and 2017, respectively, and $74 and $97 for the six months ended September 30, 2018 and 2017, respectively.
An acquisition made in January 2017 included non-contingent consideration with a carrying value of $1,950 and $1,918 as of September 30, 2018 and March 31, 2018, respectively, which are included in other liabilities in the accompanying consolidated balance sheets.
In April 2018, the Company acquired Quayle Munro Limited. Total consideration included non-interest bearing unsecured convertible loans totaling GBP 10.5 million payable on May 31, 2022, which is included in other liabilities in the accompanying consolidated balance sheets. Under certain circumstances, the notes may be exchanged for Company stock over a three year period in equal annual installments starting on May 31, 2020. The Company incurred imputed interest expense on these notes of $93 and $201 for the three and six months ended September 30, 2018, respectively.
In May 2018, the Company acquired BearTooth Advisors. Total consideration included an unsecured note of $2.8 million bearing interest at an annual rate of 2.88% and payable on May 21, 2048.
See note 16 for aggregated 5-year maturity table on loans payable.
(11) OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS
The only component of other comprehensive income relates to foreign currency translation adjustments of $(3,695) and $2,692 for the three months ended September 30, 2018 and 2017, respectively, and $(16,278) and $7,753 for the six months ended September 30, 2018 and 2017, respectively. The change in foreign currency translation was impacted by the vote in the U.K. to withdraw from the European Union. We are currently in a two-year time period in which the terms of withdrawal are being negotiated and there may be impacts on our European business that are unknown at this time. We believe the change in foreign currency translation will become more volatile, but we do not expect this to have a material impact on our operating results and financial position.

Accumulated other comprehensive loss at September 30, 2018 was comprised of the following:

Balance, April 1, 2018	$(13,956)
Foreign currency translation adjustment	(16,278)
Balance, September 30, 2018	$(30,234)

(12) INCOME TAXES
The Company’s provision for income taxes was $17,063 and $29,115 for the three and six months ended September 30, 2018, respectively, and $20,169 and $29,304 for the three and six months ended September 30, 2017, respectively. This represents effective tax rates of 29.8% and 29.4% for the three and six months ended September 30, 2018, respectively, and 37.7% and 28.8% for the three and six months ended September 30, 2017, respectively. No changes have been made to the provisional estimates made under SAB 118 at March 31, 2018.

The decrease in the effective tax rate was primarily as a result of the Tax Act’s decrease of the statutory rate from 35.0% to 21.0%. The primary drivers of the Company’s effective tax rate being higher than the statutory rate of 21.0% for the six months ended September 30, 2018 were the provision for state taxes, the GILTI inclusion, and limits on deductibility of executive compensation under IRC Section 162(m).

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or otherwise stated)

(13) NET INCOME PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
The calculations of basic and diluted net income per share attributable to holders of shares of common stock are presented below.

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to holders of shares of common stock—basic	$40,119	$33,357	$69,803	$72,601
Net income attributable to holders of shares of common stock—diluted	$40,119	$33,357	$69,803	$72,601
Denominator:
Weighted average shares of common stock outstanding—basic	62,258,919	62,117,998	62,620,017	62,230,177
Weighted average number of incremental shares issuable from unvested restricted stock and restricted stock units, as calculated using the treasury stock method	3,787,002	4,789,892	3,479,753	4,410,362
Weighted average shares of common stock outstanding—diluted	66,045,921	66,907,890	66,099,770	66,640,539
Net income per share attributable to holders of shares of common stock
Basic	$0.64	$0.54	$1.11	$1.17
Diluted	$0.61	$0.50	$1.06	$1.09

(14) EMPLOYEE BENEFIT PLANS

(a)	Defined Contribution Plans
The Company sponsors a 401(k) defined contribution savings plan for its domestic employees and defined contribution retirement plans for its international employees. The Company contributed approximately $541 and $486 during the three months ended September 30, 2018 and 2017, respectively, and $1,309 and $1,012 during the six months ended September 30, 2018 and 2017, respectively, to these defined contribution plans.

(b)	Share-Based Incentive Plans
During the period it was a subsidiary of Fram, certain employees of HL CA were granted restricted shares of Fram. Compensation expense related to these shares was recorded at the HL CA level as it was related to services provided by its employees. Under its 2006 incentive plan (the "2006 Incentive Plan"), Fram granted restricted share awards to employees of the Company as a component of annual incentive pay and occasionally in conjunction with new hire employment agreements. Under the 2006 Incentive Plan, awards typically vested after three years of service from the date of grant. Forfeitures of unvested share awards are recognized as they occur. Prior to the IPO, the grant-date fair value of each award was determined by Fram's board of directors using input from a third party, which used a combination of historical and forecasted results and market data. The methods used to estimate the fair value of Fram shares included the market approach and the income approach. For a further discussion related to the methods used, please see the Company's Annual Report on Form 10-K for the year ended March 31, 2018. In addition, the stock grants to employees of the Company in connection with the IPO (note 1) were made under the 2006 Incentive Plan.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or otherwise stated)

Following the IPO, additional awards of restricted shares have been and will be made under the Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan (the "2016 Incentive Plan"), which became effective in August 2015 and was amended in October 2017. Under the 2016 Incentive Plan, it is anticipated that the Company will continue to grant cash- and equity-based incentive awards to eligible service providers in order to attract, motivate and retain the talent necessary to operate the Company's business. Equity-based incentive awards issued under the 2016 Incentive Plan generally vest over a four-year period. An aggregate of 52,582 restricted shares of Class A common stock were granted under the 2016 Incentive Plan to (i) two independent directors in August 2015 at $21 per share, (ii) two independent directors in the first quarter of fiscal 2017 at $25.21 per share, (iii) one independent director in the first quarter of fiscal 2017 at $23.93 per share, and (iv) three independent directors in the first quarters of fiscal 2018 and 2019 at $33.54 and $44.50 and per share, respectively.
In March 2016, the FASB issued ASU No. 2016-09 which simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification in the statement of cash flows. The Company adopted ASU 2016-09 in the first quarter of fiscal 2018. The changes that impacted the Company included a requirement that excess tax benefits and deficiencies be recognized as a component of provision for income taxes on the consolidated statements of comprehensive income rather than additional paid-in capital on the consolidated statements of changes in stockholders' equity as required in the previous guidance. Under the transition provisions, we have applied this new guidance prospectively with respect to excess tax benefits arising from vesting of share awards and such awards are no longer presented within financing activities in the consolidated statements of cash flows and are included the change in income taxes payable as an operating activity in the consolidated statements of cash flows during the six-month periods ended September 30, 2018 and 2017. During the six-month period ended September 30, 2017 excess tax benefits of $9,406 were recorded as a component of the provision for income taxes and an operating activity on the consolidated statements of cash flows. The adoption of ASU 2016-09 resulted in a decrease to the provision for income taxes due to the vesting of share awards that were accelerated on February 14, 2017. The decrease to the provision occurred in the first quarter of fiscal 2018 because the Company’s tax deduction is delayed to its tax year that corresponds to the tax year that the employees report the taxable income. In addition, there was an additional decrease to the provision for the year ended March 31, 2018 due to the vesting of share awards that were accelerated on October 21, 2017 that were due to vest in April and May 2018. The Company recorded cash outflows of $1,947 and $60 related to the settlement of share-based awards in satisfaction of withholding tax requirements in financing activities on the consolidated statements of cash flows for the six-month periods ended September 30, 2018 and 2017, respectively.
The share awards are classified as equity awards at the time of grant unless the number of shares granted is unknown. Awards that are settleable in shares based upon a future determinable stock price are classified as a liability until the price is established and the resulting number of shares is known, at which time they are re-classified from liabilities to equity awards. Activity in equity classified share awards which relate to the 2006 Incentive Plan and the 2016 Incentive Plan during the six months ended September 30, 2018 and 2017 is as follows:

Nonvested share awards	Shares	Weighted average grant date fair value
Balance at April 1, 2017	3,626,270	$22.35
Granted	1,217,605	34.82
Vested	(3,733)	15.94
Forfeited/Repurchased	(106,568)	25.27
Balance at September 30, 2017	4,733,574	$25.50

Balance at April 1, 2018	2,854,893	$26.39
Granted	1,059,616	49.35
Vested	(74,504)	49.43
Forfeited/Repurchased	(49,118)	32.25
Balance at September 30, 2018	3,790,887	$32.29

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or otherwise stated)

Activity in liability classified share awards during the six months ended September 30, 2018 and 2017 is as follows:

Awards settleable in shares	Fair value
Balance at April 1, 2017	$12,743
Offer to grant	5,450
Share price determined-converted to cash payments	(5,920)
Forfeited	(237)
Balance at September 30, 2017	$12,036

Balance at April 1, 2018	$15,493
Offer to grant	11,225
Share price determined-converted to cash payments	(300)
Share price determined-transferred to equity grants	(4,496)
Forfeited	(476)
Balance at September 30, 2018	$21,446
Compensation expenses for the Company associated with both equity and liability classified awards totaled $14,621 and $11,764 for the three months ended September 30, 2018 and 2017, respectively, and $30,759 and $23,562 for the six months ended September 30, 2018 and 2017, respectively. At September 30, 2018, there was $122,398 of total unrecognized compensation cost related to unvested share awards granted under both the 2006 Incentive Plan and 2016 Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.36 years.
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
In conjunction with the Company's IPO, 12,075,000 Class A shares were sold to the public by existing shareholders and 9,524 Class A shares were issued to non-employee directors. During the six months ended September 30, 2018, 4,212 shares were issued to non-employee directors, and 2,001,689 shares were converted from Class B to Class A. During the six months ended September 30, 2017, 5,589 shares were issued to non-employee directors, and 3,064,907 shares were converted from Class B to Class A. As of September 30, 2018, there were 609,721 shares of Class A common stock held by ORIX USA. Each share of Class A common stock is entitled to one vote per share.

(b)	Class B Common Stock

Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In April 2017, the Company settled its $192,372 forward purchase obligation with a related party and the funds held in escrow were released and the related 6,900,000 Class B shares were retired. In April 2017, the Company repurchased from employees 71,913 shares of Class B common stock received pursuant to contractual arrangements entered into in connection with a prior acquisition. In April 2018, the Company settled its $93,500 forward purchase obligation with a related party and the funds held in escrow were released and the related 2,000,000 Class B shares were retired. As of September 30, 2018, there were 25,295,231 Class B shares held by the HL Voting Trust and 5,768,214 Class B shares held by ORIX USA. Each share of Class B common stock is entitled to ten votes per share.

(c)	Dividends
Previously declared unpaid dividends related to unvested shares of $6,028 and $4,109 were unpaid as of September 30, 2018 and 2017, respectively.

(d)	Stock subscriptions receivable.

Employees of the Company periodically issued notes receivable to the Company documenting loans made by the Company to such employees for the purchase of restricted shares of the Company.

(e)	Share repurchase program

In February 2017, the board of directors authorized the repurchase of up to $50.0 million of the Company's Class A common stock. In May 2017, the Company entered into a stock buyback program with a third-party financial institution to purchase shares of common stock. In July 2018, the board of directors authorized the repurchase of up to $100 million of the Company's common stock. During the six months ended September 30, 2018 and 2017, the Company repurchased and retired 1,145,982 and 430,237 shares of its outstanding common stock at a weighted average price of $48.86 and $35.17 per share, excluding commissions, for an aggregate purchase price of $55,989 and $15,131, respectively.

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
Our obligation under the loan payable to affiliate is subordinated to our obligations under the revolving credit facility with Bank of America, N.A. The scheduled aggregate repayments of the loan payable to affiliate included in other liabilities in the accompanying consolidated balance sheets, the loans payable to former shareholders, and the loan payable to non-affiliates are as follows:

Year ended March 31,
Remainder of 2019	$595
2020	654
2021	575
2022	18,453
2023	201
2024 and thereafter	12,856
Total	$33,334

The Company also provides routine indemnifications relating to certain real estate (office) lease agreements under which it may be required to indemnify property owners for claims and other liabilities arising from the Company’s use of the applicable premises. In addition, the Company guarantees the performance of its subsidiaries under certain office lease agreements. The terms of these obligations vary, and because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the maximum amount that it could be obligated to pay under such contracts. Based on historical experience and evaluation of specific indemnities, management believes that judgments, if any, against the Company related to such matters are not likely to have a material effect on the consolidated financial statements. Accordingly, the Company has not recorded any liability for these obligations as of September 30, 2018 or March 31, 2018.
An acquisition made in January 2017 included contingent consideration with a carrying value of $0 and $4,085 as of September 30, 2018 and March 31, 2018, respectively, which are included in other liabilities in the accompanying consolidated balance sheets.
Straight-line rent expense under noncancelable operating lease arrangements and the related operating expenses were approximately $10,194 and $6,744 for the three months ended September 30, 2018 and 2017, respectively, and $18,163 and $13,762 for the six months ended September 30, 2018 and 2017, respectively. The approximate future minimum annual noncancelable rental commitments required under these agreements with initial terms in excess of one year are as follows:

Year ended March 31,
Remainder of 2019	$11,699
2020	23,666
2021	25,431
2022	23,250
2023	18,231
2024 and thereafter	52,307
Total	$154,584

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Revenues by segment:
Corporate Finance	$146,057	$145,821	$278,928	$269,820
Financial Restructuring	92,684	63,281	143,160	122,310
Financial Advisory Services	36,251	33,082	72,906	67,545
Total segment revenues	$274,992	$242,183	$494,994	$459,674
Segment profit
Corporate Finance	$43,803	$54,211	$83,899	$95,786
Financial Restructuring	29,449	7,840	41,803	18,575
Financial Advisory Services	6,671	6,729	14,086	15,192
Total segment profit	79,923	68,780	139,788	129,553
Corporate expenses	23,748	15,454	43,483	29,354
Other (income) expenses, net	(1,007)	(200)	(2,613)	(1,706)
Income before provision for income taxes	$57,182	$53,526	$98,918	$101,905

	September 30, 2018	March 31, 2018
Assets by segment:
Corporate Finance	$364,057	$337,584
Financial Restructuring	175,113	185,486
Financial Advisory Services	118,857	126,034
Total segment assets	658,027	649,104
Corporate assets	562,379	769,737
Total assets	$1,220,406	$1,418,841

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Revenues by geography:
United States	$231,044	$209,715	$414,286	$410,022
International	43,948	32,468	80,708	49,652
Total revenues	$274,992	$242,183	$494,994	$459,674

	September 30, 2018	March 31, 2018
Assets by geography:
United States	$822,776	$957,897
International	397,630	460,944
Total assets	$1,220,406	$1,418,841

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or otherwise stated)

(18) SUBSEQUENT EVENTS
The Company has evaluated subsequent events from the consolidated balance sheet date through the date at which the consolidated financial statements were available to be issued. As a result of that evaluation, we have determined that there were no subsequent events requiring disclosure in the financial statements, except as noted below.

On October 18, 2018, the Company's Board of Directors declared a quarterly cash dividend of $0.27 per share of Class A and Class B common stock, payable on December 14, 2018 to shareholders of record on December 3, 2018.

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
The ratio of employee compensation and benefits to revenues is referred to as the "Compensation Ratio." In managing employee compensation and benefits expense, however, we focus on employee compensation and benefits excluding certain equity and cash grants awarded in connection with our IPO. We believe adjusted employee compensation and benefits reflect the actual compensation cost more accurately than the GAAP measure of compensation cost.

Non-Compensation Expense. The balance of our operating expenses includes costs for travel, meals and entertainment, rent, depreciation and amortization, information technology and communications, professional fees, and other operating expenses. We refer to all of these expenses as non-compensation expenses. A portion of our non-compensation expenses fluctuate in response to changes in headcount.
Other (Income) Expenses, net
Other (income) expenses, net includes (i) interest income earned on non-marketable and investment securities, cash and cash equivalents, loans receivable from affiliates and employee loans, (ii) interest expense and/or gains or losses associated with our Revolving Credit Facility (defined herein), the loan payable to affiliate and loans payable to former shareholders, (iii) interest expense on the loan payable to non-affiliates, (iv) equity income and/or gains or losses from funds and partnership interests where we have more than a minor ownership interest or more than minor influence over operations but do not have a controlling interest and are not the primary beneficiary, and (v) gains associated with the reduction of earnout liabilities.
Results of Consolidated Operations
The following is a discussion of our results of operations for the three and six months ended September 30, 2018 and 2017. For a more detailed discussion of the factors that affected the revenues and the operating expenses of our Corporate Finance, Financial Restructuring and Financial Advisory Services business segments in these periods, see Part I, Item 2 of this Form 10-Q under the heading “Business Segments” below.

	Three Months Ended September 30,			Six Months Ended September 30,
($ in thousands)	2018	2017	Change	2018	2017	Change
Revenues	$274,992	$242,183	14%	$494,994	$459,674	8%
Operating expenses:
Employee compensation and benefits	175,321	161,295	9%	314,501	306,804	3%
Non-compensation expenses	43,496	27,562	58%	84,188	52,671	60%
Total operating expenses	218,817	188,857	16%	398,689	359,475	11%
Operating income	56,175	53,326	5%	96,305	100,199	(4)%
Other (income) expense, net	(1,007)	(200)	NM	(2,613)	(1,706)	NM
Income before provision for income taxes	57,182	53,526	7%	98,918	101,905	(3)%
Provision for income taxes	17,063	20,169	(15)%	29,115	29,304	(1)%
Net income attributable to Houlihan Lokey, Inc.	$40,119	$33,357	20%	$69,803	$72,601	(4)%
NM = not meaningful

Three Months Ended September 30, 2018 versus September 30, 2017
Revenues were $275.0 million for the three months ended September 30, 2018, compared with $242.2 million for the three months ended September 30, 2017, representing an increase of 14%. For the three months ended September 30, 2018, Corporate Finance revenues were relatively flat, Financial Restructuring revenues increased 46% and Financial Advisory Services revenues increased 10%, compared with the three months ended September 30, 2017.
Operating expenses were $218.8 million for the three months ended September 30, 2018, compared with $188.9 million for the three months ended September 30, 2017, an increase of 16%. Employee compensation and benefits expense, as a component of operating expenses, was $175.3 million for the three months ended September 30, 2018, compared with $161.3 million for the three months ended September 30, 2017, an increase of 9%. The increase in employee compensation and benefits expense was primarily a result of higher fee revenues for the quarter when compared with the same quarter last year. The Compensation Ratio was 63.8% for the three months ended September 30, 2018, compared with 66.6% for the three months ended September 30, 2017. Non-compensation expenses, as a component of operating expenses, were $43.5 million for the three months ended September 30, 2018, compared with $27.6 million for the three months ended September 30, 2017. The increase in non-compensation expenses was primarily driven by (i) the adoption of the new revenue recognition standard, (ii) higher rent expense, (iii) higher professional fees, and (iv) general increases in travel, meals, and entertainment and other operating expenses.
Other (income) expenses, net increased to $(1.0) million for the three months ended September 30, 2018, compared with $(0.2) million for the three months ended September 30, 2017, primarily as a result of a gain associated with the Italy joint venture and higher interest income on cash balances.

The provision for income taxes for the three months ended September 30, 2018 was $17.1 million, which reflected an effective tax rate of 29.8%. The provision for income taxes for the three months ended September 30, 2017 was $20.2 million, which reflected an effective tax rate of 37.7%. The primary drivers of the Company’s effective tax rate being higher than the federal statutory rate of 21% for the three months ended September 30, 2018 were the provision for state taxes, the GILTI inclusion, and limits on deductibility of executive compensation under IRC Section 162(m) and limits on the deductibility of certain meal and entertainment expense items.

Six Months Ended September 30, 2018 versus September 30, 2017
Revenues were $495.0 million for the six months ended September 30, 2018, compared with $459.7 million for the six months ended September 30, 2017, representing an increase of 8%. For the six months ended September 30, 2018, Corporate Finance revenues increased 3%, Financial Restructuring revenues increased 17% and Financial Advisory Services revenues increased 8%, compared with the six months ended September 30, 2017.
Operating expenses were $398.7 million for the six months ended September 30, 2018, compared with $359.5 million for the six months ended September 30, 2017, an increase of 11%. Employee compensation and benefits expense, as a component of operating expenses, was $314.5 million for the six months ended September 30, 2018, compared with $306.8 million for the six months ended September 30, 2017, an increase of 3%. The increase in employee compensation and benefits expense was primarily a result of higher fee revenues for the quarter when compared with the same quarter last year. The Compensation Ratio was 63.5% for the six months ended September 30, 2018, compared with 66.7% for the six months ended September 30, 2017. Non-compensation expenses, as a component of operating expenses, were $84.2 million for the six months ended September 30, 2018 and $52.7 million for the six months ended September 30, 2017. The increase in non-compensation expenses was primarily driven by (i) the adoption of the new revenue recognition standard, (ii) higher rent expense, (iii) higher professional fees, and (iv) general increases in travel, meals, and entertainment and other operating expenses.
Other (income) expenses, net increased to $(2.6) million for the six months ended September 30, 2018, compared with $(1.7) million for the six months ended September 30, 2017, primarily as a result of a gain associated with the Italy joint venture and higher interest income on cash balances.
The provision for income taxes for the six months ended September 30, 2018 was $29.1 million, which reflected an effective tax rate of 29.4%. The provision for income taxes for the six months ended September 30, 2017 was $29.3 million, which reflected an effective tax rate of 28.8%. The primary drivers of the Company’s effective tax rate being higher than the federal statutory rate of 21% for the six months ended September 30, 2018 were the provision for state taxes, the GILTI inclusion, and limits on deductibility of executive compensation under IRC Section 162(m) and limits on the deductibility of certain meal and entertainment expense items. The Company’s tax rate during the six month period ended September 30, 2017 was driven lower than the statutory rate of 35% by the adoption of ASU No. 2016-09, Compensation - Stock Compensation which resulted in a decrease to the provision for income taxes due to the vesting of share awards that was accelerated on February 14, 2017. The decrease to the provision came into effect in the quarter ended June 30, 2017 because the Company’s tax deduction is delayed to its tax year that corresponds to the tax year that the employees report the taxable income.

Business Segments
The following table presents revenues, expenses and contributions from our continuing operations by business segment. The revenues by segment represents each segment’s revenues, and the profit by segment represents profit for each segment before corporate expenses, other (income) expenses, net, and income taxes.

	Three Months Ended September 30,			Six Months Ended September 30,
($ in thousands)	2018	2017	Change	2018	2017	Change
Revenues by Segment
Corporate Finance	$146,057	$145,821	—%	$278,928	$269,820	3%
Financial Restructuring	92,684	63,281	46%	143,160	122,310	17%
Financial Advisory Services	36,251	33,082	10%	72,906	67,545	8%
Total Segment Revenues	274,992	242,183	14%	494,994	459,674	8%
Segment Profit(1)
Corporate Finance	43,803	54,211	(19)%	83,899	95,786	(12)%
Financial Restructuring	29,449	7,840	276%	41,803	18,575	125%
Financial Advisory Services	6,671	6,729	(1)%	14,086	15,192	(7)%
Total Segment Profit	79,923	68,780	16%	139,788	129,553	8%
Corporate Expenses(2)	23,748	15,454	54%	43,483	29,354	48%
Other (income) expenses, net	(1,007)	(200)	NM	(2,613)	(1,706)	NM
Income Before Provision for Income Taxes	$57,182	$53,526	7%	$98,918	$101,905	(3)%

Segment Metrics:
Number of Managing Directors(3)
Corporate Finance	106	94	13%	106	94	13%
Financial Restructuring	45	40	13%	45	40	13%
Financial Advisory Services	35	40	(13)%	35	40	(13)%
Number of Closed Transactions/Fee Events(4)
Corporate Finance	62	64	(3)%	131	116	13%
Financial Restructuring	20	14	43%	33	32	3%
Financial Advisory Services	469	532	(12)%	771	842	(8)%
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

Corporate Finance

Three Months Ended September 30, 2018 versus September 30, 2017

Revenues for Corporate Finance were $146.1 million for the three months ended September 30, 2018, compared with $145.8 million for the three months ended September 30, 2017. The increase in revenues due to the recognition of reimbursements of out-of-pocket expenses as revenues was offset by a decrease in the number of transactions that closed during the quarter compared to the same period last year.
Segment profit for Corporate Finance was $43.8 million for the three months ended September 30, 2018, compared with $54.2 million for the three months ended September 30, 2017. Profitability decreased primarily as a result of higher compensation expenses and non-compensation expenses as a percentage of revenues when compared to the same quarter last year.

Six Months Ended September 30, 2018 versus September 30, 2017

Revenues for Corporate Finance were $278.9 million for the six months ended September 30, 2018, compared with $269.8 million for the six months ended September 30, 2017, representing an increase of 3%. The increase in revenues was primarily driven by an increase in the number of closed transactions for the six months ended September 30, 2018 when compared to the same period last year, and the recognition of reimbursements of out-of-pocket expenses as revenues.
Segment profit for Corporate Finance was $83.9 million for the six months ended September 30, 2018, compared with $95.8 million for the six months ended September 30, 2017. Profitability decreased primarily as a result of higher compensation and non-compensation expenses as a percentage of revenues when compared to the same period last year.
Financial Restructuring
Three Months Ended September 30, 2018 versus September 30, 2017

Revenues for Financial Restructuring were $92.7 million for the three months ended September 30, 2018, compared with $63.3 million for the three months ended September 30, 2017, representing a increase of 46%. The increase in revenues was primarily driven by an increase in the number of transactions closed as well as an increase in the average transaction fee on closed deals during the quarter.
Segment profit for Financial Restructuring was $29.4 million for the three months ended September 30, 2018, compared with $7.8 million for the three months ended September 30, 2017, an increase of 276%. Profitability increased primarily as a result of significantly lower employee compensation and benefits expense as a percentage of revenues, as well as higher revenues, when compared to the same quarter last year.
Six Months Ended September 30, 2018 versus September 30, 2017

Revenues for Financial Restructuring were $143.2 million for the six months ended September 30, 2018, compared with $122.3 million for the six months ended September 30, 2017, representing a increase of 17%. The increase in revenues was primarily driven by an increase in the number of transactions closed as well as an increase in the average transaction fee on closed deals during the period.
Segment profit for Financial Restructuring was $41.8 million for the six months ended September 30, 2018, compared with $18.6 million for the six months ended September 30, 2017, an increase of 125%. Profitability increased primarily as a result of significantly lower employee compensation and benefits expense as a percentage of revenues, as well as higher revenues, when compared to the same period last year.
Financial Advisory Services
Three Months Ended September 30, 2018 versus September 30, 2017

Revenues for Financial Advisory Services were $36.3 million for the three months ended September 30, 2018, compared with $33.1 million for the three months ended September 30, 2017, representing an increase of 10%. The increase in revenues was primarily due to the recognition of reimbursements of out-of-pocket expenses as revenues.
Segment profit for Financial Advisory Services was $6.7 million for the three months ended September 30, 2018, compared with $6.7 million for the three months ended September 30, 2017. Profitability remained flat primarily as a result of relatively flat fee revenues when compared to the same quarter last year. Revenues derived from reimbursements of out-of-pocket expenses are offset by a similar increase in non-compensation expenses and do not affect profitability.
Six Months Ended September 30, 2018 versus September 30, 2017

Revenues for Financial Advisory Services were $72.9 million for the six months ended September 30, 2018, compared with $67.5 million for the six months ended September 30, 2017, representing an increase of 8%. The increase in revenues was primarily due to the recognition of reimbursements of out-of-pocket expenses as revenues.
Segment profit for Financial Advisory Services was $14.1 million for the six months ended September 30, 2018, compared with $15.2 million for the six months ended September 30, 2017, representing a decrease of (7)%. Profitability decreased primarily as a result of higher compensation and non-compensation expenses as a percentage of revenues when compared to the same period last year.

Corporate Expenses
Three Months Ended September 30, 2018 versus September 30, 2017

Corporate expenses were $23.7 million for the three months ended September 30, 2018, compared with $15.5 million for the three months ended September 30, 2017. Corporate expenses increased primarily as a result of increased operating costs associated with the continued growth of the Company, including non-recurring costs associated with the setup of HL Finance, our new syndicated levered finance platform, during the quarter.
Six Months Ended September 30, 2018 versus September 30, 2017

Corporate expenses were $43.5 million for the six months ended September 30, 2018, compared with $29.4 million for the six months ended September 30, 2017. Corporate expenses increased primarily as a result of increased operating costs associated with the continued growth of the Company, including non-recurring costs associated with acquisitions, secondary offerings completed during the period, and the setup of HL Finance.
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

Our cash and cash equivalents include cash held at banks. We have not experienced any losses in our cash accounts. We maintain moderate levels of cash on hand in support of regulatory requirements for our registered broker-dealer. At September 30, 2018, we had $107 million of cash in foreign subsidiaries. In August 2015, prior to the consummation of the IPO, we paid a dividend to our shareholders and we repaid in full a receivable from ORIX USA. A portion of the dividend was paid to ORIX USA in the form of a $45.0 million note (the "ORIX Note") that bore interest at an annual rate of LIBOR plus 165 basis points and is payable quarterly. Beginning on June 30, 2016, the Company began making required quarterly repayments of principal in the amount of $7.5 million, with the remaining principal amount due on the second anniversary of the completion of the IPO. On May 23, 2017, the remaining $15 million of the ORIX Note was repaid with interest and without penalty. Excess cash on hand in our U.K. subsidiary had been generally maintained in a receivable owned by ORIX Global Capital Ltd. (“OGC”), a U.K. subsidiary of ORIX Corporation (the “Cash Management Agreement”). OGC paid interest to us under the Cash Management Agreement at an annual rate of LIBOR plus 165 basis points, calculated and payable monthly. In May 2016, OGC notified the Company that it would no longer be accepting deposits under the agreement and repaid all outstanding amounts. In June 2017, we began investing our excess cash to generate interest income. Our excess cash may be invested from time to time in short term investments, including treasury securities, commercial paper, certificates of deposit and investment grade corporate debt securities. Please refer to note 6 for further detail.

On November 16, 2015, we issued the loan payable to non-affiliates in connection with the Leonardo transaction, which is a EUR14.0 million note bearing interest at an annual rate of 1.50% and is payable on November 16, 2040. Under certain circumstances, the note may be paid in part or in whole over a five year period in equal annual installments. In each of January 2017 and December 2017, we paid a portion of this loan in the amount of EUR 2.9 million. The remaining principal balance of the loan as of September 30, 2018 was $8.9 million, which included foreign currency translation adjustments and interest expense.

As of September 30, 2018, our unrestricted cash and cash equivalents and investment securities were $254.2 million. As of September 30, 2018, we had $0.4 million in restricted cash. Restricted cash represented the letter of credit issued for our Frankfurt office.

Our liquidity is highly dependent upon cash receipts from clients which in turn are generally dependent upon the successful completion of transactions as well as the timing of receivables collections, which typically occur within 60 days of billing. As of September 30, 2018, net accounts receivable were $66.0 million. As of September 30, 2018, unbilled work in process was $31.8 million.

We currently maintain a revolving line of credit pursuant to a loan agreement, dated as of August 18, 2015, by and among Houlihan Lokey, certain domestic subsidiaries of Houlihan Lokey party thereto and Bank of America, N.A., which provides for a revolving line of credit of $75.0 million (the “Revolving Credit Facility”). As of September 30, 2018, there were no outstanding borrowings under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility require payments of interest at the annual rate of LIBOR plus 1.00%. The loan agreement requires compliance with certain loan covenants including but not limited to the maintenance of minimum earnings before interest, taxes, depreciation and amortization of no less than $120 million as of the end of any quarterly 12-month period and certain leverage ratios including a consolidated leverage ratio of less than 1.50 to 1.00 and a consolidated fixed charge coverage ratio of greater than 1.25 to 1.00, as of the end of any quarterly 12-month period. As of September 30, 2018, we were, and expect to continue to be, in compliance with such covenants. On July 28, 2017, we entered into a First Amendment to Credit Agreement which extended the maturity of the revolving line of credit from August 18, 2017 to August 18, 2019 and did not change any other material terms of the Revolving Credit Facility.

Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of our incentive compensation during the first and third quarters of each fiscal year. A summary of our operating, investing, and financing cash flows is as follows:

	Six Months Ended September 30,
($ in thousands)	2018	2017	Change
Cash provided by (used in)
Operating activities:
Net income	$69,803	$72,601	(4)%
Non-cash charges	33,236	29,111	14%
Other operating activities	(87,182)	(33,993)	156%
Total operating activities	15,857	67,719	(77)%
Investing activities	109,011	(67,683)	(261)%
Financing activities	(185,384)	(250,408)	(26)%
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(11,742)	3,042	(486)%
Decrease in cash, cash equivalents, and restricted cash	(72,258)	(247,330)	NM
Cash, cash equivalents, and restricted cash—beginning of year	300,223	492,686	(39)%
Cash, cash equivalents, and restricted cash—end of year	$227,965	$245,356	(7)%

Six Months Ended September 30, 2018
Operating activities resulted in a net inflow of $15.9 million primarily attributable to strong performance across the Company, offset by reduced cash from other operating activities. Investing activities resulted in a net inflow of $109.0 million primarily attributable to the maturity of investment securities. Financing activities resulted in a net outflow of $185.4 million primarily related to dividends paid, other share repurchases, and the settlement of the January 2018 Forward Share Purchase Agreement.
Six Months Ended September 30, 2017
Operating activities resulted in a net inflow of $67.7 million primarily attributable to (i) strong financial performance for the period driving increased net income, (ii) and a decrease in net uncollected accounts receivable. Investing activities resulted in a net outflow of $67.7 million primarily attributable to purchases of investment securities. Financing activities resulted in a net outflow of $250.4 million primarily related to dividends paid, shares retired under the stock repurchase program, and the settlement of the February 2017 Forward Share Purchase Agreement.

Contractual Obligations
The aggregate amount which we are obligated to pay under Operating Leases for our office space has increased from the amount as of March 31, 2018. At the end of our last fiscal year, the amount due was $122.8 million and as of September 30, 2018, the amount due was $154.6 million.

($ in thousands)	Payment Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating Leases	$154,584	$11,699	$49,097	$41,481	$52,307
Loans payable to former shareholders	2,642	595	1,229	481	337
Loan payable to non-affiliates	8,899	—	—	—	8,899
Note payables	21,793	—	—	18,173	3,620

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
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the standard effective April 1, 2018 and under the new standard, we recognize revenue from contracts with customers upon satisfaction of our performance obligations by transferring the promised services to the customers. A service is transferred to a customer when the customer obtains control of and derives benefit from that service. Revenue from a performance obligation satisfied over time is recognized by measuring our progress in satisfying the performance obligation in a manner that depicts the transfer of the services to the customer.

Revenues from Corporate Finance engagements primarily consist of fees generated in connection with advisory services related to corporate finance, mergers and acquisitions and capital markets offerings. Advisory fees from these engagements are recognized at a point in time when the related transaction has been effectively closed. At this time, the Company has transferred control of the promised service and the customer obtains control. Corporate Finance contracts generally contain a variety of promised services that may be capable of being distinct, but they are not distinct within the context of the contract as the various services are inputs to the combined output of successfully brokering a specific transaction. Effective April 1, 2018, fees received prior to the completion of the transaction including retainers and progress fees are deferred within deferred income on the consolidated balance sheet and not recognized until the performance obligation is satisfied, or when the transaction is deemed by management to be terminated. Management’s judgment is required in determining when a transaction is considered to be terminated.

Revenues from Financial Restructuring engagements primarily consist of fees generated in connection with advisory services to debtors, creditors and other parties-in-interest involving recapitalization or deleveraging transactions implemented both through bankruptcy proceedings and through out-of-court exchanges, consent solicitations or other mechanisms, as well as in distressed mergers and acquisition and capital market activities. Advisory fees from restructuring engagements are recognized over time using a time elapsed measure of progress as our clients simultaneously receive and consume the benefits of those services as they are provided.

Revenues from Financial Advisory Services engagements primarily consist of fees generated in connection with valuation services and rendering fairness, solvency and financial opinions. Revenues are recognized at a point in time as these engagements include a singular objective that does not transfer any notable value to the Company’s clients until the opinions have been rendered and delivered to the client. However, certain engagements consist of advisory services where fees are usually based on the hourly rates of our financial professionals. Such revenues are recognized over time as the benefits of these advisory services are transferred to the Company’s clients throughout the course of the engagement and, as a practical expedient, the Company has elected to use the ‘as-invoiced’ approach to recognize revenue.

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
Exchange Rate Risk
The exchange rate of the U.S. dollar relative to the currencies in the non-U.S. countries in which we operate may have an effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities and, therefore, be reflected as a change in other comprehensive income. Our non-U.S. assets and liabilities that are sensitive to exchange rates consist primarily of trade payables and receivables, work in progress, and cash. The net impact of the fluctuation of foreign currencies in other comprehensive income within the consolidated statements of comprehensive income was $(3,695) and $2,692 during the three months ended September 30, 2018 and 2017, respectively, and $(16,278) and $7,753 during the six months ended September 30, 2018 and 2017, respectively.
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

From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. In September 2018, we entered into foreign currency forward contracts between the euro and pound sterling with an aggregate notional value of approximately EUR 10.4 million and with a fair value representing a loss included in other operating expenses of $14 during the three months ended September 30, 2018. In September 2017, we entered into a foreign currency forward contract between the euro and pound sterling with an aggregate notional value of approximately EUR 3.5 million and with a fair value representing a gain included in other operating expenses of $139 during the three months ended September 30, 2017.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.

Purchases of Equity Securities

The following table summarizes all of the repurchases of Houlihan Lokey, Inc. equity securities during the six months ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased and Retired As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2018 - April 30, 2018	—	$—	—
May 1, 2018 - May 31, 2018 (2)	35,841	49.44	35,841
June 1, 2018 - June 30, 2018	697,000	49.11	697,000
July 1, 2018 - July 31, 2018	101,600	48.68	101,600
August 1, 2018 - August 31, 2018	311,541	48.28	311,541
September 1, 2018 - September 30, 2018	—	—	—
Total	1,145,982	$48.86	1,145,982	$80,639,797
____________________________________

1.
On February 1, 2017, our board of directors approved a Class A common stock share repurchase program pursuant to which we may, from time to time, purchase shares of our Class A common stock having an aggregate purchase price of up to $50.0 million in open market or negotiated transactions. In July 2018, the board of directors authorized the repurchase of up to an additional $100 million of the Company's common stock. The shares of Class A common stock repurchased through this program have been retired.

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

HOULIHAN LOKEY, INC.

Date:	November 6, 2018	/s/ SCOTT L. BEISER
Scott L. Beiser
Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2018	/s/ J. LINDSEY ALLEY
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