Form 10-Q
period 2018-12-31
HOULIHAN LOKEY, INC.
filed 2019-02-05
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 4, 2019, the registrant had 34,542,286 shares of Class A common stock, $0.001 par value per share, and 30,870,350 shares of Class B common stock, $0.001 par value per share, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data and par value)

	December 31, 2018	March 31, 2018
	(unaudited)
Assets:
Cash and cash equivalents	$256,401	$206,723
Restricted cash (note 2)	368	93,500
Investment securities (fair value of $40,960 and $209,266 as of December 31, and March 31, 2018)	40,960	209,319
Accounts receivable, net of allowance for doubtful accounts of $6,639 and $11,391 as of December 31, and March 31, 2018, respectively	65,365	77,259
Unbilled work in process	30,660	45,862
Receivable from affiliates	7,027	8,732
Property and equipment, net of accumulated depreciation of $42,896 and $37,078 as of December 31, and March 31, 2018, respectively	30,865	32,146
Goodwill and other intangibles, net	795,251	723,310
Other assets	33,273	21,990
Total assets	$1,260,170	$1,418,841
Liabilities and Stockholders' Equity
Liabilities:
Accrued salaries and bonuses	$291,073	$377,901
Accounts payable and accrued expenses	45,159	40,772
Deferred income	28,522	3,620
Income taxes payable	3,457	9,967
Deferred income taxes	9,343	22,180
Forward purchase liability	—	93,500
Loans payable to former shareholders	2,342	3,036
Loan payable to non-affiliate	6,712	8,825
Other liabilities	22,895	6,227
Total liabilities	409,503	566,028
Stockholders' equity:
Class A common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 34,510,793 and 30,604,405 shares as of December 31, and March 31, 2018, respectively	35	31
Class B common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 30,911,808 and 37,187,932 shares as of December 31, and March 31, 2018, respectively	31	37
Treasury stock, at cost; 0 and 2,000,000 shares as of December 31, and March 31, 2018, respectively	—	(93,500)
Additional paid-in capital	635,005	753,077
Retained earnings	248,590	207,124
Accumulated other comprehensive loss	(32,994)	(13,956)
Total stockholders' equity	850,667	852,813
Total liabilities and stockholders' equity	$1,260,170	$1,418,841

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands, except share and per share data)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Revenues(a)	$298,013	$258,937	$793,007	$718,611
Operating expenses:
Employee compensation and benefits	187,180	174,308	501,682	481,112
Travel, meals, and entertainment	12,991	8,034	32,689	19,941
Rent	9,987	7,159	28,612	21,308
Depreciation and amortization	3,635	1,971	10,809	6,120
Information technology and communications	5,775	4,424	16,073	13,666
Professional fees	6,087	4,484	18,148	10,242
Other operating expenses, net(b)	10,099	4,072	26,432	11,538
Total operating expenses	235,754	204,452	634,445	563,927
Operating income	62,259	54,485	158,562	154,684
Other (income) expenses, net(c)	(672)	(632)	(3,285)	(2,338)
Income before provision for income taxes	62,931	55,117	161,847	157,022
Provision for income taxes	18,974	(6,466)	48,089	22,838
Net income	$43,957	$61,583	$113,758	$134,184
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(2,760)	880	(19,038)	8,641
Comprehensive income	$41,197	$62,463	$94,720	$142,825

Attributable to Houlihan Lokey, Inc. common stockholders:
Weighted average shares of common stock outstanding:
Basic	61,972,027	62,552,777	62,399,221	62,338,102
Fully Diluted	65,758,679	66,122,939	65,985,660	66,467,378
Net income per share of common stock (note 13)
Basic	$0.71	$0.98	$1.82	$2.15
Fully Diluted	$0.67	$0.93	$1.72	$2.02

(a)
including related party revenue of $197 and $0 during the three months ended December 31, 2018 and 2017, respectively, and $8,692 and $2,806 during the nine months ended December 31, 2018 and 2017, respectively.

(b)
including related party income of $51 and $78 during the three months ended December 31, 2018 and 2017, respectively, and $275 and $212 during the nine months ended December 31, 2018 and 2017, respectively.

(c)
including related party interest expense of $0 during the three months ended December 31, 2018 and 2017, and $0 and $62 during the nine months ended December 31, 2018 and 2017, respectively. Also, including related party interest income of $24 during each of the three months ended December 31, 2018 and 2017, and $72 and $85 during the nine months ended December 31, 2018 and 2017, respectively. The Company recognized loss (gain) related to investments in unconsolidated entities of $207 and $(348) for the three months ended December 31, 2018 and 2017, respectively, and $(699) and $(128) for the nine months ended December 31, 2018 and 2017, respectively.

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Nine Months Ended December 31, 2018 and 2017
($ in thousands)
(unaudited)

	HLI Class A common stock		HLI Class B common stock		Treasury Stock
	Shares	$	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Stock subscriptions receivable	Total stockholders' equity
Balances – April 1, 2017	22,026,811	$22	50,883,299	$51	(6,900,000)	$(193,572)	$854,750	$87,407	$(21,917)	$(124)	$726,617
Shares issued	—	—	1,306,704	1	—	—	1,961	—	—	—	1,962
Stock compensation vesting (note 14)	—	—	—	—	—	—	42,289	—	—	—	42,289
Dividends	—	—	—	—	—	—	—	(38,716)	—	—	(38,716)
Stock subscriptions receivable redeemed	—	—	—	—	—	—	—	—	—	124	124
Retired shares upon settlement of forward purchase agreement	—	—	(6,900,000)	(7)	6,900,000	193,572	(193,565)	—	—	—	—
Conversion of Class B to Class A shares	4,997,392	5	(4,997,392)	(5)	—	—	—	—	—	—	—
Shares issued to non-employee directors (note 14)	5,589	—	—	—	—	—	—	—	—	—	—
Shares repurchase program (note 14)	(430,237)	—	—	—	—	—	(15,139)	—	—	—	(15,139)
Other shares repurchased/forfeited	—	—	(1,000,855)	(1)	—	—	(35,188)	—	—	—	(35,189)
Adjustment of noncontrolling interest to redeemable value	—	—	—	—	—	—	—	(876)	—	—	(876)
Net income	—	—	—	—	—	—	—	134,184	—	—	134,184
Change in unrealized translation	—	—	—	—	—	—	—	—	8,641	—	8,641
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	142,825
Balances - December 31, 2017	26,599,555	$27	39,291,756	$39	—	$—	$655,108	$181,999	$(13,276)	$—	$823,897

	HLI Class A common stock		HLI Class B common stock		Treasury Stock
	Shares	$	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Stock subscriptions receivable	Total stockholders' equity
Balances – April 1, 2018	30,604,405	$31	37,187,932	$37	(2,000,000)	$(93,500)	$753,077	$207,124	$(13,956)	$—	$852,813
Cumulative effect of the change in accounting principle related to revenue recognition from contracts with clients, net of tax	—	—	—	—	—	—	—	(19,681)	—	—	(19,681)
Shares issued	—	—	1,198,254	1	—	—	9,646	—	—	—	9,647
Stock compensation vesting (note 14)	—	—	—	—	—	—	36,732	—	—	—	36,732
Class B shares sold	360,213	—	(360,213)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(52,611)	—	—	(52,611)
Secondary offering	3,000,000	3	(3,000,000)	(3)	—	—	—	—	—	—	—
Retired shares upon settlement of forward purchase agreement	—	—	(2,000,000)	(2)	2,000,000	93,500	(93,498)	—	—	—	—
Conversion of Class B to Class A shares	2,020,474	2	(2,020,474)	(2)	—	—	—	—	—	—	—
Shares issued to non-employee directors (note 14)	6,570	—	—		—	—	187	—	—	—	187
Other shares repurchased/forfeited	(1,480,869)	(1)	(93,691)	—	—	—	(71,139)	—	—	—	(71,140)
Net income	—	—	—	—	—	—	—	113,758	—	—	113,758
Change in unrealized translation	—	—	—	—	—	—	—	—	(19,038)	—	(19,038)
Total comprehensive income	—	—	—	—	—	—	—	—	—	—	94,720
Balances - December 31, 2018	34,510,793	$35	30,911,808	$31	—	$—	$635,005	$248,590	$(32,994)	$—	$850,667

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands, except share data)
(unaudited)

	Nine Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net income	$113,758	$134,184
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense	(5,407)	(5,277)
Provision for bad debts	983	1,513
Unrealized gains on investment securities	(16)	—
Depreciation and amortization	10,809	6,120
Contingent consideration valuation	(708)	—
Compensation expenses – restricted share grants (note 14)	44,540	45,925
Changes in operating assets and liabilities:
Accounts receivable	27,824	25,986
Unbilled work in process	15,201	16,209
Other assets	(11,284)	1,211
Accrued salaries and bonuses	(93,206)	(60,692)
Accounts payable and accrued expenses	3,155	(7,175)
Deferred income	(6,910)	139
Income taxes payable	(6,676)	(17,429)
Net cash provided by operating activities	92,063	140,714
Cash flows from investing activities:
Purchases of investment securities	(48,946)	(132,835)
Sales or maturities of investment securities	217,321	—
Acquisition of business, net of cash acquired	(71,407)	(2,675)
Changes in receivables from affiliates	1,705	2,780
Purchase of property and equipment, net	(4,536)	(6,181)
Net cash provided by (used in) investing activities	94,137	(138,911)
Cash flows from financing activities:
Dividends paid	(50,284)	(39,484)
Settlement of forward purchase contract	(93,500)	(192,372)
Shares purchased under stock repurchase program	—	(15,139)
Other share repurchases	(69,196)	(1,836)
Payments to settle employee tax obligations on share-based awards	(1,947)	(33,353)
Earnouts paid	(1,923)	—
Stock subscriptions receivable redeemed	—	124
Repayments of loans to former shareholders	(694)	(2,060)
Repayments of loans to affiliates	—	(15,000)
Repayments of loans to non-affiliates	(1,535)	(1,661)
Other financing activities	187	187
Net cash used in financing activities	(218,892)	(300,594)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(10,762)	3,283
Decrease in cash, cash equivalents, and restricted cash	(43,454)	(295,508)
Cash, cash equivalents, and restricted cash – beginning of period	300,223	492,686
Cash, cash equivalents, and restricted cash – end of period	$256,769	$197,178
Supplemental disclosures of noncash activities:
Fully depreciated assets written off	$—	$38
Fully amortized intangibles written off	8,272	—
Cash acquired through acquisitions	16,141	—
Cash paid during the period:
Interest	$706	$509
Taxes	64,893	45,545

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or as otherwise stated)

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
In addition, prior to the consummation of the IPO, the Company distributed to its existing owners a dividend of $270.0 million, consisting of (i) a short-term note in the aggregate amount of $197.2 million, which was repaid immediately after the consummation of the IPO, and was allocated $94.5 million to ORIX USA and $102.7 million to the HL Holders, (ii) a note to ORIX USA in the amount of $45.0 million (see note 10), and (iii) certain of our non-operating assets to certain of the HL Holders (consisting of non-marketable minority equity interests in four separate businesses that ranged in carrying value from $2.5 million to $11.0 million, and were valued in the aggregate at approximately $22.8 million as of June 30, 2015), together with $5.0 million in cash to be used to complete a potential additional investment and in the administration of these assets in the future. All issued and outstanding Fram shares were converted to HL, Inc. common stock at a ratio of 10.425 shares for each share of Fram stock. Immediately following the IPO, there were two classes of authorized HL, Inc. common stock: Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. As of December 31, 2018, there were 33,846,132 Class A shares held by the public, 54,940 Class A shares held by non-employee directors, and 609,721 Class A shares held by ORIX USA. In addition, there were 25,143,594 Class B shares held by the HL Voting Trust, and 5,768,214 Class B shares held by ORIX USA.
The Company did not receive any proceeds from the sale of its Class A common stock in the IPO.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or as otherwise stated)

Expenses related to the corporate reorganization and IPO recorded in the consolidated statements of comprehensive income include the following:

•
$3,629 and $7,206 of compensation expenses associated with the amortization of restricted stock granted in connection with the IPO during the three months ended December 31, 2018 and 2017, respectively, and $10,500 and $14,365 during the nine months ended December 31, 2018 and 2017, respectively; amortization expense of restricted stock granted in connection with the IPO is being recognized over a four and one-half year vesting period; and

•
$2,510 and $2,680 of compensation expenses associated with the accrual of certain deferred cash payments granted in connection with the IPO during the three months ended December 31, 2018 and 2017, respectively, and $7,916 and $8,132 during the nine months ended December 31, 2018 and 2017, respectively; accrual expense of deferred cash payments granted in connection with the IPO is being recognized over a four and one-half year vesting period.

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
(All tables and balances are in thousands, except share data or as otherwise stated)

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

On June 4, 2018, pursuant to a registered underwritten public offering, ORIX USA sold 1,985,983 shares of our Class A common stock and certain of our former and current employees and members of our management sold 1,014,017 shares, in each case, at a price to the public of $49.15 per share (the "June 2018 Follow-on Offering"). Concurrently with the closing of the offering, the Company repurchased from ORIX USA 697,000 shares of Class A common stock at a price per share of $49.11.

The Company offers financial services and financial advice to a broad clientele located throughout the United States of America, Europe, the Middle East, and the Asia-Pacific region. The Company has U.S. offices in Los Angeles, San Francisco, Chicago, New York City, Minneapolis, McLean (Virginia), Dallas, Houston, Miami, and Atlanta as well as foreign offices in London, Paris, Frankfurt, Madrid, Amsterdam, Dubai, Sydney, Tokyo, Hong Kong, Beijing and Singapore. Together, the Company and its subsidiaries form an organization that provides financial services to meet a wide variety of client needs. The Company concentrates its efforts toward the earning of professional fees with focused services across the following three business segments:

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
(All tables and balances are in thousands, except share data or as otherwise stated)

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
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC") and include all information and footnotes required for consolidated financial statement presentation. The results of operations for the nine months ended December 31, 2018 are not necessarily indicative of the results of operations to be expected for the year ending March 31, 2019. The unaudited interim consolidated financial statements and notes to consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended March 31, 2018.

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
(All tables and balances are in thousands, except share data or as otherwise stated)

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

Revenues from Corporate Finance engagements primarily consist of fees generated in connection with advisory services related to corporate finance, mergers and acquisitions and capital markets offerings. Completion Fees from these engagements are recognized at a point in time when the related transaction has been effectively closed. At that time, the Company has transferred control of the promised service and the customer obtains control. Corporate Finance contracts generally contain a variety of promised services that may be capable of being distinct, but they are not distinct within the context of the contract as the various services are inputs to the combined output of successfully brokering a specific transaction. Effective April 1, 2018, fees received prior to the completion of the transaction including Retainer Fees and Progress Fees are deferred within deferred income in the consolidated balance sheets and not recognized until the performance obligation is satisfied, or when the transaction is deemed by management to be terminated. Management’s judgment is required in determining when a transaction is considered to be terminated. Prior to April 1, 2018, the timing of the recognition of these various fees were generally recognized on a monthly basis, except in situations where there is uncertainty as to the timing of collection of the amount due. Progress Fees were recognized based on management’s estimates of the relative proportion of services provided through the financial reporting date to the total services required to be performed.

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
(All tables and balances are in thousands, except share data or as otherwise stated)

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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. We had no foreign currency forward contract outstanding as of December 31, 2018. In December 2017, we entered into a foreign currency forward contract between the euro and pound sterling with an aggregate notional value of approximately EUR 10.5 million and with a fair value representing a gain included in other operating expenses of $117 during the three months ended December 31, 2017.

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

(h)	Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held at banks and highly liquid investments with original maturities of three months or less. As of December 31, 2018 and March 31, 2018, the Company had cash balances with banks in excess of insured limits. The Company has not experienced any losses in its cash accounts and believes it is not exposed to any significant credit risk with respect to cash and cash equivalents.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash. The amendments in this ASU require restricted cash and restricted cash equivalents to be included with the cash and cash equivalents balances when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017 (fiscal year ending March 31, 2019 for the Company) with early adoption permitted. In April 2018, the Company adopted ASU No. 2016-18 and it did not have a material impact on the Company's operating results and financial position.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or as otherwise stated)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$256,401	$197,178
Restricted cash	368	—
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$256,769	$197,178
Restricted cash at December 31, 2018 represented a deposit in support of a letter of credit issued for our Frankfurt office.

(i)	Investment Securities
Investment securities consist of corporate debt, U.S. Treasury, and certificates of deposit with original maturities over 90 days. As of December 31, 2018, the Company has reclassified its investment securities from held-to-maturity to trading as it may sell them with the intent to recognize short-term gains or losses and records them at fair market value.

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
The Company utilized a comprehensive model to recognize, measure, present, and disclose in its financial statements any uncertain tax positions that have been taken or are expected to be taken on a tax return. The impact of an uncertain tax position that is more likely than not to be sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. Interest expense and penalties related to income taxes are included in the provision for income taxes in the accompanying consolidated statements of comprehensive income.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or as otherwise stated)

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
In accordance with SAB 118, the Company made estimates and recorded provisional amounts for the Tax Act during the year ended March 31, 2018, including re-measurement of deferred tax assets and liabilities as well as the one-time deemed repatriation transition tax (the “Toll Charge”) on certain un-repatriated earnings of non-U.S. subsidiaries. As of the quarter ended December 31, 2018, the Company finalized the provisional estimates made under SAB 118. In particular, we revised the provisional estimate made for the Toll Charge obligation and recognized additional tax expense of $1,313 resulting in an insignificant impact to the effective tax rate. The Company included these adjustments within income tax expense from continuing operations. The Global Intangible Low-Taxed Income tax (“GILTI inclusion”) can be recognized in the financial statements through an accounting policy election by either recording a period cost (permanent item) or providing deferred income taxes stemming from certain basis differences that are expected to result in GILTI inclusion. The Company has elected to account for the tax impacts of the GILTI inclusion as a period cost. The Company's estimated tax impact as a result of the Tax Act was based upon the information and guidance available as of December 31, 2018. As the Company continues its analysis of the Tax Act, estimates may be impacted by changes in interpretations of tax law or assumptions the Company has made in conjunction with the release of additional regulatory guidance.

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
When HL CA was acquired by Fram in January 2006, approximately $392,600 of goodwill and $192,210 of indefinite-lived intangible assets were generated and recognized. In accordance with ASC Topic 805, Business Combinations, since HL CA was wholly owned by Fram, this goodwill and all other purchase accounting-related adjustments were pushed down to the Company’s reporting level. Through both foreign and domestic acquisitions made directly by HL CA and the Company since 2006, additional goodwill of approximately $201,401, inclusive of foreign currency translations, has been recognized.
Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. Goodwill is reviewed for impairment in accordance with ASU No. 2011-08, Testing Goodwill for Impairment, which permits management to make a qualitative assessment of whether it is more likely than not that one of its reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If management concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then management would not be required to perform the two-step impairment test for that reporting unit. If the assessment indicates that it is more likely than not that the reporting unit’s fair value is less than its carrying value, management must test further for impairment utilizing a two-step process. Step 1 compares the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds the estimated fair value, an impairment exists and is measured in Step 2 as the excess of the recorded amount of goodwill over the implied fair value of goodwill resulting from the valuation of the reporting unit. Impairment testing of goodwill requires a significant amount of judgment in assessing qualitative factors and estimating the fair value of the reporting unit, if necessary. The fair value is determined using an estimated market value approach, which considers estimates of future after tax cash flows, including a terminal value based on market earnings multiples, discounted at an appropriate market rate. As of December 31, 2018 , management concluded that it was not more likely than not that the Company’s reporting units’ fair value was less than their carrying amount and no further impairment testing had been considered necessary.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or as otherwise stated)

Indefinite-lived intangible assets are reviewed annually for impairment in accordance with ASU 2012-02, Testing Indefinite-lived Intangible Assets for Impairment, which provides management the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. As of December 31, 2018, management concluded that it was not more likely than not that the fair values were less than the carrying values.
Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group (inclusive of other long-lived assets) be tested for possible impairment, management first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of December 31, 2018, no events or changes in circumstances were identified that indicated that the carrying amount of the finite-lived intangible assets were not recoverable.

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
In February 2016, the FASB issued ASU No. 2016-02, Leases. The amendments in this ASU requires lessees to recognize right-of-use assets and lease liabilities in the consolidated balance sheets for all leases with terms longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right-of-use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonably certain to exercise an option to extend the lease, exercise a purchase option, or not exercise an option to terminate the lease. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018 (year ending March 31, 2020 for the Company). Early application is permitted. We are in the process of identifying changes to our business processes, systems and controls to support adoption of the new guidance. This new guidance will impact our financial position and results of operations. We are evaluating the magnitude of such impact. See note 16 for a summary of our undiscounted minimum rental commitments under operating leases as of December 31, 2018.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or as otherwise stated)

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

(3) REVENUE RECOGNITION
The Company adopted the new revenue recognition standard effective April 1, 2018 which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is using the modified retrospective method that results in the Company prospectively changing the presentation of reimbursements of certain out-of-pocket expenses from a net presentation within non-compensation expenses to a gross basis in revenues. This resulted in an increase in both revenues and related out-of-pocket expenses of approximately $8.9 million and $25.3 million for the three and nine months ended December 31, 2018, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or as otherwise stated)

The following table summarizes the effects of adopting the new revenue recognition standard on the Company’s consolidated statements of comprehensive income for the three and nine months ended December 31, 2018.

	Three Months Ended December 31, 2018
	As reported	Excluding adoption of ASC 606	Adjustments
Revenues	$298,013	$284,609	$13,404
Operating expenses:
Employee compensation and benefits	187,180	187,163	17
Travel, meals, and entertainment	12,991	9,062	3,929
Rent	9,987	9,987	—
Depreciation and amortization	3,635	3,635	—
Information technology and communications	5,775	5,540	235
Professional fees	6,087	5,147	940
Other operating expenses	10,099	6,068	4,031
Total operating expenses	235,754	226,602	9,152
Income before provision for income taxes	62,931	58,679	4,252
Provision for income taxes	18,974	17,711	1,263
Net income	$43,957	$40,968	$2,989

	Nine Months Ended December 31, 2018
	As reported	Excluding adoption of ASC 606	Adjustments
Revenues	$793,007	$763,353	$29,654
Operating expenses:
Employee compensation and benefits	501,682	501,640	42
Travel, meals, and entertainment	32,689	22,208	10,481
Rent	28,612	28,612	—
Depreciation and amortization	10,809	10,809	—
Information technology and communications	16,073	15,352	721
Professional fees	18,148	15,129	3,019
Other operating expenses	26,432	15,206	11,226
Total operating expenses	634,445	608,956	25,489
Income before provision for income taxes	161,847	157,682	4,165
Provision for income taxes	48,089	46,851	1,238
Net income	$113,758	$110,831	$2,927

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
(All tables and balances are in thousands, except share data or as otherwise stated)

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

The change in the Company’s contract assets and liabilities during the period primarily reflects the timing difference between the Company’s performance and the customer’s payment. The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	Balance as of April 1, 2018 (3)	Decrease	Balance as of December 31, 2018
Receivables (1)	$77,259	$(16,775)	$60,484
Contract Assets (1)	$4,675	$206	$4,881
Contract Liabilities (2)	$31,811	$(3,289)	$28,522

(1) Included in Accounts receivable in the December 31, 2018 consolidated balance sheet
(2) Deferred income in the December 31, 2018 consolidated balance sheet
(3) See note 2 (m)

As a practical expedient, the Company does not disclose information about remaining performance obligations pertaining to (i) contracts that have an original expected duration of one year or less and/or (ii) contracts where the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that is or forms part of a single performance obligation. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at December 31, 2018.

(4) RELATED PARTY TRANSACTIONS
The Company provides financial advisory services to ORIX USA and its affiliates and certain other related parties, and received fees for these services totaling approximately $197 and $0 during the three months ended December 31, 2018 and 2017, respectively, and $8,692 and $2,806 during the nine months ended December 31, 2018 and 2017, respectively.
The Company provides certain management and administrative services for the Company's unconsolidated entities and receives fees for these services. These fees are offset with the compensation costs related to the administrative staffs. As a result, the Company received net fees of $51 and $78 during the three months ended December 31, 2018 and 2017, respectively, and received net fees of $275 and $212 during the nine months ended December 31, 2018 and 2017, respectively.
In November 2015, the Company entered into a joint venture arrangement with Leonardo & Co. NV, a European-based investment banking firm ("Leonardo"), in relation to Leonardo's Italian business by means of acquisition of a minority (49%) interest. In conjunction with this transaction, a subsidiary of the Company loaned the joint venture EUR 5,500 ($6,592 and $6,034 as of December 31, 2018 and March 31, 2018, respectively) which is included in receivables from affiliates and which bears interest at 1.5% and matures no later than November 2025. Interest income earned by the Company related to this receivable from affiliate was approximately $24 for each of the three months ended December 31, 2018 and 2017, and $72 for each of the nine months ended December 31, 2018 and 2017. Included in receivables from affiliates is also reimbursable third party costs incurred on behalf of Leonardo totaling approximately $435 and $2,698 as of December 31, 2018 and March 31, 2018, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or as otherwise stated)

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
In July 2017, the Company purchased the remaining interest of Houlihan Lokey (Australia) Pty Limited ("HL Australia"), which was historically operating as our joint venture in Australia. As part of the consideration paid, a loan receivable from certain principals of the joint venture was forgiven. In addition, as a result of the acquisition we eliminated from our consolidated financial statements as of December 31, 2018 a loan agreement entered into with HL Australia in February 2017 for AUD 2,500 ($2,001 as of July 31, 2017) which bore interest at 2.0% and was previously included in receivables from affiliates. Interest income earned by the Company related to this receivable from affiliate was approximately $0 for both three and nine months ended December 31, 2018, and $0 and $13 for the three and nine months ended December 31, 2017.
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

In the accompanying consolidated balance sheets, the Company carried accounts receivable and unbilled work in progress from related parties totaling approximately $694 and $21 as of December 31, 2018 and March 31, 2018, respectively. The Company also deferred income from related parties for service fees totaling $0 and $25 as of December 31, 2018 and March 31, 2018, respectively.

Other assets in the accompanying consolidated balance sheets includes loans receivable from certain employees of $14,026 and $7,489 as of December 31, 2018, and March 31, 2018, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or as otherwise stated)

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
The following table presents information about the Company's financial assets, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	December 31, 2018
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$36,989	$—	$36,989
U.S. Treasury Securities	—	3,971	—	3,971
Total asset measured at fair value	$—	$40,960	$—	$40,960

	March 31, 2018
	Level I	Level II	Level III	Total
Certificates of deposit	$—	$10,106	$—	$10,106
Corporate debt securities	—	183,578	—	183,578
U.S. Treasury Securities	—	15,582	—	15,582
Total asset measured at fair value	$—	$209,266	$—	$209,266

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or as otherwise stated)

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

The Company had no transfers between fair value levels during the nine months ended December 31, 2018.

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
(6) INVESTMENT SECURITIES
As of December 31, 2018, the Company has reclassified its investment securities from held-to-maturity to trading and measures them at fair value in the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in other operating expense, net in the accompanying consolidated statements of comprehensive income.

The amortized cost, gross unrealized gains (losses), and fair value of trading securities were as follows:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$37,012	$49	$(72)	$36,989
U.S. Treasury Securities	3,932	39	—	3,971
Total securities with unrealized gains	$40,944	$88	$(72)	$40,960

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$183,632	$13	$(67)	$183,578
Certificate of deposit	10,106	—	—	10,106
U.S. Treasury Securities	15,581	11	(10)	15,582
Total securities with unrealized gains	$209,319	$24	$(77)	$209,266

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or as otherwise stated)

Scheduled maturities of the Company's debt securities within the investment securities portfolio were as follows:

	December 31, 2018		March 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$23,145	$23,142	$209,319	$209,266
Due within one year through five years	17,799	17,818	—	—
Total debt within the investment securities portfolio	$40,944	$40,960	$209,319	$209,266

(7) ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Balance-Beginning	$11,501	$9,785	$11,391	$11,199
Provision for bad debt	370	534	983	1,513
(Write-off) recovery of uncollectible accounts	(5,232)	(1,671)	(5,735)	(4,064)
Balance-Ending	$6,639	$8,648	$6,639	$8,648

(8) PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation consist of the following:

	Useful Lives	December 31, 2018	March 31, 2018
Equipment	5 Years	$7,975	$6,653
Furniture and fixtures	5 Years	19,282	19,189
Leasehold improvements	10 Years	33,086	31,916
Computers and software	3 Years	12,304	10,346
Other	N/A	1,114	1,120
Total cost		73,761	69,224
Less: accumulated depreciation		(42,896)	(37,078)
Total net book value		$30,865	$32,146
Additions to property and equipment during the nine months ended December 31, 2018 were primarily related to costs incurred to furnish new leased office space and refurbish existing space.
Depreciation expense of approximately $2,084 and $1,563 was recognized during the three months ended December 31, 2018 and 2017, respectively, and $6,348 and $4,631 was recognized during the nine months ended December 31, 2018 and 2017, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or as otherwise stated)

(9) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangibles consist of the following.

	Useful Lives	December 31, 2018	March 31, 2018
Goodwill	Indefinite	$594,001	$528,889
Tradename-Houlihan Lokey	Indefinite	192,210	192,210
Other intangible assets	Varies	18,428	15,464
Total cost		804,639	736,563
Less: accumulated amortization		(9,388)	(13,253)
Total net book value (before taxes)		$795,251	$723,310
Deferred tax liability		(50,861)	(50,541)
Total net book value		$744,390	$672,769

Goodwill attributable to the Company’s business segments are as follows:

Business Segments	April 1, 2018	Changes (a)	December 31, 2018
Corporate Finance	$273,812	$65,852	$339,664
Financial Restructuring	163,362	(740)	162,622
Financial Advisory Services	91,715	—	91,715
Total	$528,889	$65,112	$594,001

(a)	Changes were related to the acquisitions and foreign currency translation adjustments.
Amortization expense of approximately $1,551 and $408 was recognized for the three months ended December 31, 2018 and 2017, respectively, and $4,461 and $1,489 was recognized for the nine months ended December 31, 2018 and 2017, respectively. The estimated future amortization for amortizable intangible assets for each of the next five years are as follows:

Year Ended March 31,
Remainder of 2019	$1,551
2020	6,201
2021	711
2022	157
2023	7

(10) LOANS PAYABLE
In August 2015, prior to the IPO the Company paid a dividend to its shareholders, a portion of which was paid to ORIX USA in the form of a $45.0 million note that bore interest at a rate of LIBOR plus 165 basis points. The loan was repaid in full in May 2017. The Company paid interest on the note of $0 for both three months ended December 31, 2018 and 2017, and $0 and $62 for the nine months ended December 31, 2018 and 2017, respectively.
In August 2015, the Company entered into a revolving line of credit with Bank of America, N.A., which allows for borrowings of up to $75.0 million and originally matured in August 2017. On July 28, 2017, the Company extended the maturity date of the revolving credit facility to August 18, 2019 (or if such date is not a business day, the immediately preceding business day). The agreement governing this facility provides that borrowings bear interest at an annual rate of LIBOR plus 1.00%, commitment fees apply to unused amounts, and contains debt covenants which require that the Company maintain certain financial ratios. As of December 31, 2018, no principal was outstanding under the line of credit. The Company paid interest and unused commitment fees of $59 and $57 for the three months ended December 31, 2018 and 2017, respectively, and $173 and $171 for the nine months ended December 31, 2018 and 2017, respectively, under the line of credit.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or as otherwise stated)

Prior to the IPO, Fram maintained certain loans payable to former shareholders consisting of unsecured notes payable which were transferred to the Company in conjunction with the IPO. The interest rate on the individual notes was 3.69% and 2.84% as of December 31, 2018 and 2017, respectively, and the maturity dates range from 2019 to 2027. The Company incurred interest expense on these notes of $24 and $28 during the three months ended December 31, 2018 and 2017, respectively, and $74 and $99 during the nine months ended December 31, 2018 and 2017, respectively.

An acquisition made in January 2015 included non-contingent consideration with a carrying value of $226 as of each of December 31, 2018 and March 31, 2018, which is included in other liabilities in the accompanying consolidated balance sheets.
In November 2015, the Company acquired the investment banking operations of Leonardo in Germany, the Netherlands, and Spain, and made a 49% investment in Leonardo's operations in Italy. Total consideration included an unsecured loan of EUR 14.0 million payable on November 16, 2040, which is included in loan payable to non-affiliates in the accompanying consolidated balance sheets. Under certain circumstances, the note may be paid in part or in whole over a five year period in equal annual installments. This loan bears interest at an annual rate of 1.50%. In each of January 2017, December 2017 and December 2018, we paid a portion of this loan in the amount of EUR 2.9 million. The Company incurred interest expense on this loan of $32 and $44 for the three months ended December 31, 2018 and 2017, respectively, and $106 and $141 for the nine months ended December 31, 2018 and 2017, respectively.
An acquisition made in January 2017 included non-contingent consideration with a carrying value of $1,967 and $1,918 as of December 31, 2018 and March 31, 2018, respectively, which is included in other liabilities in the accompanying consolidated balance sheets.
In April 2018, the Company acquired Quayle Munro Limited. Total consideration included non-interest bearing unsecured convertible loans totaling GBP 10.5 million payable on May 31, 2022, which is included in other liabilities in the accompanying consolidated balance sheets. Under certain circumstances, the notes may be exchanged for Company stock over a three year period in equal annual installments starting on May 31, 2020. The Company incurred imputed interest expense on these notes of $98 and $299 for the three and nine months ended December 31, 2018, respectively.
In May 2018, the Company acquired BearTooth Advisors. Total consideration included an unsecured note of $2.8 million bearing interest at an annual rate of 2.88% and payable on May 21, 2048.
See note 16 for aggregated 5-year maturity table on loans payable.
(11) OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS
The only component of other comprehensive income relates to foreign currency translation adjustments of $(2,760) and $880 for the three months ended December 31, 2018 and 2017, respectively, and $(19,038) and $8,641 for the nine months ended December 31, 2018 and 2017, respectively. The change in foreign currency translation was impacted by the vote in the U.K. to withdraw from the European Union. We are currently in a two-year time period in which the terms of withdrawal are being negotiated and there may be impacts on our European business that are unknown at this time. We believe the change in foreign currency translation will become more volatile, but we do not expect this to have a material impact on our operating results and financial position.

Accumulated other comprehensive loss at December 31, 2018 was comprised of the following:

Balance, April 1, 2018	$(13,956)
Foreign currency translation adjustment	(19,038)
Balance, December 31, 2018	$(32,994)

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or as otherwise stated)

(12) INCOME TAXES
The Company’s provision (benefit) for income taxes was $18,974 and $48,089 for the three and nine months ended December 31, 2018, respectively, and $(6,466) and $22,838 for the three and nine months ended December 31, 2017, respectively. This represents effective tax rates of 30.2% and 29.7% for the three and nine months ended December 31, 2018, respectively, and (11.7)% and 14.5% for the three and nine months ended December 31, 2017, respectively. As of the quarter ended December 31, 2018, we have finalized our provisional estimates made under SAB 118.

The primary drivers of the Company’s effective tax rate being higher than the statutory rate of 21.0% for the three and nine months ended December 31, 2018 were the provision for state taxes, the GILTI inclusion, limits on deductibility of executive compensation under IRC Section 162(m) and limits on the deductibility of certain meal and entertainment expense items. The increase in the Company's tax rate during the three and nine month periods ended December 31, 2018 relative to the same periods in 2017 was primarily a result of two items that occurred during the three and nine month periods ended December 31, 2017, but did not occur during the three and nine month periods ended December 31, 2018: the Tax Act, as well as the adoption of ASU 2016-09, Compensation - Stock Compensation which resulted in a decrease to the provision for income taxes due to the vesting of share awards that were accelerated during the calendar year ended December 31, 2017.

(13) NET INCOME PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
The calculations of basic and diluted net income per share attributable to holders of shares of common stock are presented below.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Numerator:
Net income attributable to holders of shares of common stock—basic	$43,957	$61,583	$113,758	$134,184
Net income attributable to holders of shares of common stock—diluted	$43,957	$61,583	$113,758	$134,184
Denominator:
Weighted average shares of common stock outstanding—basic	61,972,027	62,552,777	62,399,221	62,338,102
Weighted average number of incremental shares issuable from unvested restricted stock and restricted stock units, as calculated using the treasury stock method	3,786,652	3,570,162	3,586,439	4,129,276
Weighted average shares of common stock outstanding—diluted	65,758,679	66,122,939	65,985,660	66,467,378
Net income per share attributable to holders of shares of common stock
Basic	$0.71	$0.98	$1.82	$2.15
Diluted	$0.67	$0.93	$1.72	$2.02

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or as otherwise stated)

(14) EMPLOYEE BENEFIT PLANS

(a)	Defined Contribution Plans
The Company sponsors a 401(k) defined contribution savings plan for its domestic employees and defined contribution retirement plans for its international employees. The Company contributed approximately $1,528 and $1,293 during the three months ended December 31, 2018 and 2017, respectively, and $2,837 and $2,305 during the nine months ended December 31, 2018 and 2017, respectively, to these defined contribution plans.

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
Following the IPO, additional awards of restricted shares have been and will be made under the Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan (the "2016 Incentive Plan"), which became effective in August 2015 and was amended in October 2017. Under the 2016 Incentive Plan, it is anticipated that the Company will continue to grant cash- and equity-based incentive awards to eligible service providers in order to attract, motivate and retain the talent necessary to operate the Company's business. Equity-based incentive awards issued under the 2016 Incentive Plan generally vest over a four-year period. An aggregate of 30,820 restricted shares of Class A common stock were granted under the 2016 Incentive Plan to (i) two independent directors in August 2015 at $21 per share, (ii) two independent directors in the first quarter of fiscal 2017 at $25.21 per share, (iii) one independent director in the first quarter of fiscal 2017 at $23.93 per share, (iv) three independent directors in the first quarters of fiscal 2018 and 2019 at $33.54 and $44.50 per share, respectively, and (v) one independent director in the third quarter of fiscal 2019 at $42.41 per share.
In March 2016, the FASB issued ASU No. 2016-09 which simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification in the statement of cash flows. The Company adopted ASU 2016-09 in the first quarter of fiscal 2018. The changes that impacted the Company included a requirement that excess tax benefits and deficiencies be recognized as a component of provision for income taxes on the consolidated statements of comprehensive income rather than additional paid-in capital on the consolidated statements of changes in stockholders' equity as required in the previous guidance. Under the transition provisions, we have applied this new guidance prospectively with respect to excess tax benefits arising from vesting of share awards and such awards are no longer presented within financing activities in the consolidated statements of cash flows and are included the change in income taxes payable as an operating activity in the consolidated statements of cash flows during the nine-month periods ended December 31, 2018 and 2017. The excess tax benefits of $11 and $18,853 during the nine-month period ended December 31, 2018 and 2017, respectively, were recorded as a component of the provision for income taxes and an operating activity on the consolidated statements of cash flows. The adoption of ASU 2016-09 resulted in a decrease to the provision for income taxes due to the vesting of share awards that were accelerated on February 14, 2017. The decrease to the provision occurred in the first quarter of fiscal 2018 because the Company’s tax deduction is delayed to its tax year that corresponds to the tax year that the employees report the taxable income. In addition, there was an additional decrease to the provision for the nine months ended December 31, 2017 due to the vesting of share awards that were accelerated on October 21, 2017 that were due to vest in April and May 2018. The Company recorded cash outflows of $1,947 and $33,353 related to the settlement of share-based awards in satisfaction of withholding tax requirements in financing activities on the consolidated statements of cash flows for the nine-month periods ended December 31, 2018 and 2017, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or as otherwise stated)

The share awards are classified as equity awards at the time of grant unless the number of shares granted is unknown. Awards that are settleable in shares based upon a future determinable stock price are classified as a liability until the price is established and the resulting number of shares is known, at which time they are re-classified from liabilities to equity awards. Activity in equity classified share awards which relate to the 2006 Incentive Plan and the 2016 Incentive Plan during the nine months ended December 31, 2018 and 2017 is as follows:

Nonvested share awards	Shares	Weighted average grant date fair value
Balance at April 1, 2017	3,626,270	$22.35
Granted	1,235,779	34.86
Vested	(934,946)	24.32
Forfeited/Repurchased	(928,942)	24.50
Balance at December 31, 2017	2,998,161	$26.23

Balance at April 1, 2018	2,854,893	$26.39
Granted	1,059,616	49.35
Vested	(76,702)	48.78
Forfeited/Repurchased	(57,797)	33.16
Balance at December 31, 2018	3,780,010	$32.28
Activity in liability classified share awards during the nine months ended December 31, 2018 and 2017 is as follows:

Awards settleable in shares	Fair value
Balance at April 1, 2017	$12,743
Offer to grant	5,450
Share price determined-converted to cash payments	(5,920)
Forfeited	(227)
Balance at December 31, 2017	$12,046

Balance at April 1, 2018	$15,493
Offer to grant	11,407
Share price determined-converted to cash payments	(300)
Share price determined-transferred to equity grants	(4,655)
Forfeited	(476)
Balance at December 31, 2018	$21,469
Compensation expenses for the Company associated with both equity and liability classified awards totaled $13,781 and $22,363 for the three months ended December 31, 2018 and 2017, respectively, and $44,540 and $45,925 for the nine months ended December 31, 2018 and 2017, respectively. At December 31, 2018, there was $122,066 of total unrecognized compensation cost related to unvested share awards granted under both the 2006 Incentive Plan and 2016 Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.11 years.
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
(All tables and balances are in thousands, except share data or as otherwise stated)

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
In conjunction with the Company's IPO, 12,075,000 Class A shares were sold to the public by existing shareholders and 9,524 Class A shares were issued to non-employee directors. During the nine months ended December 31, 2018, 6,570 shares were issued to non-employee directors, and 2,020,474 shares were converted from Class B to Class A. During the nine months ended December 31, 2017, 5,589 shares were issued to non-employee directors, and 4,997,392 shares were converted from Class B to Class A. As of December 31, 2018, there were 609,721 shares of Class A common stock held by ORIX USA. Each share of Class A common stock is entitled to one vote per share.

(b)	Class B Common Stock

Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In April 2017, the Company settled its $192,372 forward purchase obligation with a related party and the funds held in escrow were released and the related 6,900,000 Class B shares were retired. In April 2017, the Company repurchased from employees 71,913 shares of Class B common stock received pursuant to contractual arrangements entered into in connection with a prior acquisition. In April 2018, the Company settled its $93,500 forward purchase obligation with a related party and the funds held in escrow were released and the related 2,000,000 Class B shares were retired. As of December 31, 2018, there were 25,143,594 Class B shares held by the HL Voting Trust and 5,768,214 Class B shares held by ORIX USA. Each share of Class B common stock is entitled to ten votes per share.

(c)	Dividends
Previously declared dividends related to unvested shares of $7,034 and $3,530 were unpaid as of December 31, 2018 and 2017, respectively.

(d)	Stock subscriptions receivable.

Employees of the Company periodically issued notes receivable to the Company documenting loans made by the Company to such employees for the purchase of restricted shares of the Company.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or as otherwise stated)

(e)	Share repurchases

In February 2017, the board of directors authorized the repurchase of up to $50.0 million of the Company's Class A common stock. In May 2017, the Company entered into a stock buyback program with a third-party financial institution to purchase shares of common stock. In July 2018, the board of directors authorized the repurchase of up to $100 million of the Company's common stock. In addition, shares of Class B common stock were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards. During the nine months ended December 31, 2018 and 2017, the Company repurchased and retired 1,516,763 and 430,237 shares of its outstanding common stock at a weighted average price of $46.77 and $35.17 per share, excluding commissions, for an aggregate purchase price of $71,139 and $15,139, respectively.

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
Our obligation under the loan payable to affiliate is subordinated to our obligations under the revolving credit facility with Bank of America, N.A. The scheduled aggregate repayments of the loan payable to affiliate included in other liabilities in the accompanying consolidated balance sheets, the loans payable to former shareholders, and the loan payable to non-affiliates are as follows:

Year ended March 31,
Remainder of 2019	$294
2020	654
2021	575
2022	19,541
2023	201
2024 and thereafter	10,684
Total	$31,949

The Company also provides routine indemnifications relating to certain real estate (office) lease agreements under which it may be required to indemnify property owners for claims and other liabilities arising from the Company’s use of the applicable premises. In addition, the Company guarantees the performance of its subsidiaries under certain office lease agreements. The terms of these obligations vary, and because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the maximum amount that it could be obligated to pay under such contracts. Based on historical experience and evaluation of specific indemnities, management believes that judgments, if any, against the Company related to such matters are not likely to have a material effect on the consolidated financial statements. Accordingly, the Company has not recorded any liability for these obligations as of December 31, 2018 or March 31, 2018.
An acquisition made in January 2017 included contingent consideration with a carrying value of $0 and $4,085 as of December 31, 2018 and March 31, 2018, respectively, which is included in other liabilities in the accompanying consolidated balance sheets.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or as otherwise stated)

Straight-line rent expense under noncancelable operating lease arrangements and the related operating expenses were approximately $9,987 and $6,955 for the three months ended December 31, 2018 and 2017, respectively, and $28,612 and $20,717 for the nine months ended December 31, 2018 and 2017, respectively. The approximate future minimum annual noncancelable rental commitments required under these agreements with initial terms in excess of one year are as follows:

Year ended March 31,
Remainder of 2019	$6,463
2020	23,888
2021	25,388
2022	23,152
2023	18,136
2024 and thereafter	51,774
Total	$148,801

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Revenues by segment:
Corporate Finance	$183,965	$129,003	$462,893	$398,822
Financial Restructuring	75,013	94,160	218,173	216,470
Financial Advisory Services	39,035	35,774	111,941	103,319
Total segment revenues	$298,013	$258,937	$793,007	$718,611
Segment profit
Corporate Finance	$62,388	$33,903	$146,287	$129,689
Financial Restructuring	11,129	32,777	52,932	51,352
Financial Advisory Services	6,302	5,585	20,386	20,777
Total segment profit	79,819	72,265	219,605	201,818
Corporate expenses	17,560	17,780	61,043	47,134
Other (income) expenses, net	(672)	(632)	(3,285)	(2,338)
Income before provision for income taxes	$62,931	$55,117	$161,847	$157,022

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
(All tables and balances are in thousands, except share data or as otherwise stated)

	December 31, 2018	March 31, 2018
Assets by segment:
Corporate Finance	$369,308	$337,584
Financial Restructuring	168,536	185,486
Financial Advisory Services	123,267	126,034
Total segment assets	661,111	649,104
Corporate assets	599,059	769,737
Total assets	$1,260,170	$1,418,841

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Revenues by geography:
United States	$228,825	$228,816	$643,111	$638,839
International	69,188	30,121	149,896	79,772
Total revenues	$298,013	$258,937	$793,007	$718,611

	December 31, 2018	March 31, 2018
Assets by geography:
United States	$811,739	$957,897
International	448,431	460,944
Total assets	$1,260,170	$1,418,841
(18) SUBSEQUENT EVENTS
The Company has evaluated subsequent events from the consolidated balance sheet date through the date at which the consolidated financial statements were available to be issued. As a result of that evaluation, we have determined that there were no subsequent events requiring disclosure in the financial statements, except as noted below.

On January 24, 2019, the Company's Board of Directors declared a quarterly cash dividend of $0.27 per share of Class A and Class B common stock, payable on March 15, 2019 to shareholders of record on March 4, 2019.

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
Our employee compensation and benefits expense consists of base salary, payroll taxes, benefits, annual incentive compensation payable as cash bonus awards, deferred cash bonus awards, and the amortization of equity-based bonus awards. Base salary and benefits are paid ratably throughout the year. Our annual equity-based bonus awards include fixed share compensation awards and fixed dollar awards as a component of the annual bonus awards for certain employees. These equity awards are generally subject to annual vesting requirements over a four-year period beginning at the date of grant, which occurs in the first quarter of each fiscal year; accordingly, expenses are amortized over the stated vesting period. In most circumstances, the unvested portion of these awards is subject to forfeiture should the employee depart from the Company. Cash bonuses, which are accrued monthly, are discretionary and dependent upon a number of factors including the Company's performance and are generally paid in the first fiscal quarter of each year with respect to prior year performance. Generally, a portion of the cash bonus is also deferred and paid in the third quarter of the fiscal year in which the bonus is awarded.
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

Non-Compensation Expense. The balance of our operating expenses includes costs for travel, meals and entertainment, rent, depreciation and amortization, information technology and communications, professional fees, and other operating expenses. We refer to all of these expenses as non-compensation expenses. A portion of our non-compensation expenses fluctuates in response to changes in headcount.
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
Results of Consolidated Operations
The following is a discussion of our results of operations for the three and nine months ended December 31, 2018 and 2017. For a more detailed discussion of the factors that affected the revenues and the operating expenses of our Corporate Finance, Financial Restructuring and Financial Advisory Services business segments in these periods, see Part I, Item 2 of this Form 10-Q under the heading “Business Segments” below.

	Three Months Ended December 31,			Nine Months Ended December 31,
($ in thousands)	2018	2017	Change	2018	2017	Change
Revenues	$298,013	$258,937	15%	$793,007	$718,611	10%
Operating expenses:
Employee compensation and benefits	187,180	174,308	7%	501,682	481,112	4%
Non-compensation	48,574	30,144	61%	132,763	82,815	60%
Total operating expenses	235,754	204,452	15%	634,445	563,927	13%
Operating income	62,259	54,485	14%	158,562	154,684	3%
Other (income) expense, net	(672)	(632)	NM	(3,285)	(2,338)	NM
Income before provision for income taxes	62,931	55,117	14%	161,847	157,022	3%

Provision for income taxes	18,974	(6,466)	(393)%	48,089	22,838	111%
Net income attributable to Houlihan Lokey, Inc.	$43,957	$61,583	(29)%	$113,758	$134,184	(15)%
NM = not meaningful

Three Months Ended December 31, 2018 versus December 31, 2017
Revenues were $298.0 million for the three months ended December 31, 2018, compared with $258.9 million for the three months ended December 31, 2017, representing an increase of 15%. For the three months ended December 31, 2018, Corporate Finance revenues increased 43%, Financial Restructuring revenues decreased 20% and Financial Advisory Services revenues increased 9%, compared with the three months ended December 31, 2017.
Operating expenses were $235.8 million for the three months ended December 31, 2018, compared with $204.5 million for the three months ended December 31, 2017, an increase of 15%. Employee compensation and benefits expense, as a component of operating expenses, was $187.2 million for the three months ended December 31, 2018, compared with $174.3 million for the three months ended December 31, 2017, an increase of 7%. The increase in employee compensation and benefits expense was primarily a result of higher fee revenues for the quarter when compared with the same quarter last year. The Compensation Ratio was 62.8% for the three months ended December 31, 2018, compared with 67.3% for the three months ended December 31, 2017. Non-compensation expense, as a component of operating expenses, was $48.6 million for the three months ended December 31, 2018, compared with $30.1 million for the three months ended December 31, 2017. The increase in non-compensation expense was primarily driven by (i) the recognition of reimbursements of out-of-pocket expenses as revenues rather than reporting non-compensation expense net of such amounts as was the case in prior year period, (ii) higher rent expense, (iii) higher professional fees, and (iv) general increases in travel, meals, and entertainment and other operating expenses.

Other (income) expenses, net increased to $(0.7) million for the three months ended December 31, 2018, compared with $(0.6) million for the three months ended December 31, 2017, primarily as a result of higher interest income on cash balances.
The provision for income taxes for the three months ended December 31, 2018 was $19.0 million, which reflected an effective tax rate of 30.2%. The provision for income taxes for the three months ended December 31, 2017 was $(6.5) million, which reflected an effective tax rate of (11.7)%. The increase in the Company's tax rate was primarily a result of two items that occurred during the three months ended December 31, 2017, but did not occur during the three months ended December 31, 2018: the Tax Cuts and Jobs Acts (the "Tax Act") that was enacted into law in December 2017, as well as the adoption of ASU 2016-09, Compensation - Stock Compensation, which resulted in a decrease to the provision for income taxes for the three months ended December 31, 2017 due to the vesting of share awards that were accelerated during the calendar year ended December 31, 2017.

Nine Months Ended December 31, 2018 versus December 31, 2017
Revenues were $793.0 million for the nine months ended December 31, 2018, compared with $718.6 million for the nine months ended December 31, 2017, representing an increase of 10%. For the nine months ended December 31, 2018, Corporate Finance revenues increased 16%, Financial Restructuring revenues increased 1% and Financial Advisory Services revenues increased 8%, compared with the nine months ended December 31, 2017.
Operating expenses were $634.4 million for the nine months ended December 31, 2018, compared with $563.9 million for the nine months ended December 31, 2017, an increase of 13%. Employee compensation and benefits expense, as a component of operating expenses, was $501.7 million for the nine months ended December 31, 2018, compared with $481.1 million for the nine months ended December 31, 2017, an increase of 4%. The increase in employee compensation and benefits expense was primarily a result of higher fee revenues for the quarter when compared with the same quarter last year. The Compensation Ratio was 63.3% for the nine months ended December 31, 2018, compared with 67.0% for the nine months ended December 31, 2017. Non-compensation expense, as a component of operating expenses, was $132.8 million for the nine months ended December 31, 2018 and $82.8 million for the nine months ended December 31, 2017. The increase in non-compensation expense was primarily driven by (i) the recognition of reimbursements of out-of-pocket expenses as revenues rather than reporting non-compensation expense net of such amounts as was the case in prior year period, (ii) higher rent expense, (iii) higher professional fees, and (iv) general increases in travel, meals, and entertainment and other operating expenses.
Other (income) expenses, net increased to $(3.3) million for the nine months ended December 31, 2018, compared with $(2.3) million for the nine months ended December 31, 2017, primarily as a result of a gain associated with the Italy joint venture and higher interest income on cash balances.
The provision for income taxes for the nine months ended December 31, 2018 was $48.1 million, which reflected an effective tax rate of 29.7%. The provision for income taxes for the nine months ended December 31, 2017 was $22.8 million, which reflected an effective tax rate of 14.5%. The increase in the Company's tax rate was primarily a result of two items that occurred during the nine months ended December 31, 2017, but did not occur during the nine months ended December 31, 2018: the Tax Act that was enacted into law in December 2017, as well as the adoption of ASU 2016-09, Compensation - Stock Compensation, which resulted in a decrease to the provision for income taxes for the nine months ended December 31, 2017 due to the vesting of share awards that were accelerated during the calendar year ended December 31, 2017.

Business Segments
The following table presents revenues, expenses and contributions from our continuing operations by business segment. The revenues by segment represents each segment’s revenues, and the profit by segment represents profit for each segment before corporate expenses, other (income) expenses, net, and income taxes.

	Three Months Ended December 31,			Nine Months Ended December 31,
($ in thousands)	2018	2017	Change	2018	2017	Change
Revenues by Segment
Corporate Finance	$183,965	$129,003	43%	$462,893	$398,822	16%
Financial Restructuring	75,013	94,160	(20)%	218,173	216,470	1%
Financial Advisory Services	39,035	35,774	9%	111,941	103,319	8%
Total Segment Revenues	298,013	258,937	15%	793,007	718,611	10%
Segment Profit(1)
Corporate Finance	62,388	33,903	84%	146,287	129,689	13%
Financial Restructuring	11,129	32,777	(66)%	52,932	51,352	3%
Financial Advisory Services	6,301	5,585	13%	20,386	20,777	(2)%
Total Segment Profit	79,818	72,265	10%	219,605	201,818	9%
Corporate Expenses(2)	17,562	17,780	(1)%	61,043	47,134	30%
Other (income) expenses, net	(672)	(632)	NM	(3,285)	(2,338)	NM
Income Before Provision for Income Taxes	$62,931	$55,117	14%	$161,847	$157,022	3%

Segment Metrics:
Number of Managing Directors(3)
Corporate Finance	108	95	14%	108	95	14%
Financial Restructuring	44	42	5%	44	42	5%
Financial Advisory Services	35	37	(5)%	35	37	(5)%
Number of Closed Transactions/Fee Events(4)
Corporate Finance	89	54	65%	220	170	29%
Financial Restructuring	21	19	11%	54	51	6%
Financial Advisory Services	502	537	(7)%	1,046	1,071	(2)%
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

Corporate Finance

Three Months Ended December 31, 2018 versus December 31, 2017

Revenues for Corporate Finance were $184.0 million for the three months ended December 31, 2018, compared with $129.0 million for the three months ended December 31, 2017, representing an increase of 43%. Revenues increased primarily as a result of a significant increase in the number of transactions that closed during the quarter compared to the same period last year, coupled with the recognition of reimbursements of out-of-pocket expenses as revenues.
Segment profit for Corporate Finance was $62.4 million for the three months ended December 31, 2018, compared with $33.9 million for the three months ended December 31, 2017. Profitability increased primarily as a result of higher revenues and lower compensation and benefits expense as a percentage of revenues when compared to the same quarter last year.

Nine Months Ended December 31, 2018 versus December 31, 2017

Revenues for Corporate Finance were $462.9 million for the nine months ended December 31, 2018, compared with $398.8 million for the nine months ended December 31, 2017, representing an increase of 16%. Revenues increased primarily as a result of a significant increase in the number of transactions that closed during the period compared to the same period last year, coupled with the recognition of reimbursements of out-of-pocket expenses as revenues.
Segment profit for Corporate Finance was $146.3 million for the nine months ended December 31, 2018, compared with $129.7 million for the nine months ended December 31, 2017. Profitability increased primarily as a result of higher revenues and lower compensation and benefits expense as a percentage of revenues when compared to the same quarter last year.
Financial Restructuring
Three Months Ended December 31, 2018 versus December 31, 2017

Revenues for Financial Restructuring were $75.0 million for the three months ended December 31, 2018, compared with $94.2 million for the three months ended December 31, 2017, representing a decrease of 20%. The decrease in revenues was primarily driven by a decrease in the average transaction fee on closed deals during the quarter when compared to the same quarter last year.
Segment profit for Financial Restructuring was $11.1 million for the three months ended December 31, 2018, compared with $32.8 million for the three months ended December 31, 2017, a decrease of 66%. Profitability decreased primarily as a result of significantly higher employee compensation and benefits expense as a percentage of revenues, as well as higher non-compensation expense as a percentage of revenues, when compared to the same quarter last year.
Nine Months Ended December 31, 2018 versus December 31, 2017

Revenues for Financial Restructuring were $218.2 million for the nine months ended December 31, 2018, compared with $216.5 million for the nine months ended December 31, 2017, representing an increase of 1%. The increase in revenues was primarily driven by an increase in the number of transactions that closed during the period, coupled with the recognition of reimbursements of out-of-pocket expenses as revenues.
Segment profit for Financial Restructuring was $52.9 million for the nine months ended December 31, 2018, compared with $51.4 million for the nine months ended December 31, 2017, an increase of 3%. Profitability increased primarily as a result of lower employee compensation and benefits expense as a percentage of revenues when compared to the same period last year.
Financial Advisory Services
Three Months Ended December 31, 2018 versus December 31, 2017

Revenues for Financial Advisory Services were $39.0 million for the three months ended December 31, 2018, compared with $35.8 million for the three months ended December 31, 2017, representing an increase of 9%. The increase in revenues was primarily due to the recognition of reimbursements of out-of-pocket expenses as revenues.
Segment profit for Financial Advisory Services was $6.3 million for the three months ended December 31, 2018, compared with $5.6 million for the three months ended December 31, 2017. Profitability increased 13% primarily as a result of lower employee compensation and benefits expense as a percentage of revenues, partially offset by higher non-compensation expense as a percentage of revenues, when compared to the same quarter last year.
Nine Months Ended December 31, 2018 versus December 31, 2017

Revenues for Financial Advisory Services were $111.9 million for the nine months ended December 31, 2018, compared with $103.3 million for the nine months ended December 31, 2017, representing an increase of 8%. The increase in revenues was primarily due to the recognition of reimbursements of out-of-pocket expenses as revenues.
Segment profit for Financial Advisory Services was $20.4 million for the nine months ended December 31, 2018, compared with $20.8 million for the nine months ended December 31, 2017, representing a decrease of 2%. Profitability decreased primarily as a result of higher non-compensation expense as a percentage of revenues, partially offset by lower employee compensation and benefits expense as a percentage of revenues, when compared to the same period last year.

Corporate Expenses
Three Months Ended December 31, 2018 versus December 31, 2017

Corporate expenses were $17.6 million for the three months ended December 31, 2018, compared with $17.8 million for the three months ended December 31, 2017. Despite the significant growth in revenues, corporate expenses remained relatively flat when compared to the same quarter last year.
Nine Months Ended December 31, 2018 versus December 31, 2017

Corporate expenses were $61.0 million for the nine months ended December 31, 2018, compared with $47.1 million for the nine months ended December 31, 2017. Corporate expenses increased primarily as a result of increased operating costs associated with the continued growth of the Company, including non-recurring costs associated with acquisitions, secondary offerings completed during the period, and the setup of HL Finance, our relatively new syndicated leveraged finance platform.
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

Our cash and cash equivalents include cash held at banks. We have not experienced any losses in our cash accounts. We maintain moderate levels of cash on hand in support of regulatory requirements for our registered broker-dealer. At December 31, 2018, we had $148 million of cash in foreign subsidiaries. In August 2015, prior to the consummation of the IPO, we paid a dividend to our shareholders and we repaid in full a receivable from ORIX USA. A portion of the dividend was paid to ORIX USA in the form of a $45.0 million note (the "ORIX Note") that bore interest at an annual rate of LIBOR plus 165 basis points and was payable quarterly. Beginning on June 30, 2016, the Company began making required quarterly repayments of principal in the amount of $7.5 million, with the remaining principal amount due on the second anniversary of the completion of the IPO. On May 23, 2017, the remaining $15 million of the ORIX Note was repaid with interest and without penalty. Excess cash on hand in our U.K. subsidiary had been generally maintained in a receivable owned by ORIX Global Capital Ltd. (“OGC”), a U.K. subsidiary of ORIX Corporation (the “Cash Management Agreement”). OGC paid interest to us under the Cash Management Agreement at an annual rate of LIBOR plus 165 basis points, calculated and payable monthly. In May 2016, OGC notified the Company that it would no longer be accepting deposits under the agreement and repaid all outstanding amounts. In June 2017, we began investing our excess cash to generate interest income. Our excess cash may be invested from time to time in short term investments, including treasury securities, commercial paper, certificates of deposit and investment grade corporate debt securities. Please refer to note 6 for further detail.

On November 16, 2015, we issued the loan payable to non-affiliates in connection with the Leonardo transaction, which is a EUR14.0 million note bearing interest at an annual rate of 1.50% and is payable on November 16, 2040. Under certain circumstances, the note may be paid in part or in whole over a five year period in equal annual installments. In each of January 2017 and December 2017, we paid a portion of this loan in the amount of EUR 2.9 million. The remaining principal balance of the loan as of December 31, 2018 was $6.7 million, which included foreign currency translation adjustments and interest expense.

As of December 31, 2018, our unrestricted cash and cash equivalents and investment securities were $297.4 million. As of December 31, 2018, we had $0.4 million in restricted cash. Restricted cash represented the letter of credit issued for our Frankfurt office.

Our liquidity is highly dependent upon cash receipts from clients which in turn are generally dependent upon the successful completion of transactions as well as the timing of receivables collections, which typically occur within 60 days of billing. As of December 31, 2018, net accounts receivable were $65.4 million. As of December 31, 2018, unbilled work in process was $30.7 million.

We currently maintain a revolving line of credit pursuant to a loan agreement, dated as of August 18, 2015, by and among Houlihan Lokey, certain domestic subsidiaries of Houlihan Lokey party thereto and Bank of America, N.A., which provides for a revolving line of credit of $75.0 million (the “Revolving Credit Facility”). As of December 31, 2018, there were no outstanding borrowings under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility require payments of interest at the annual rate of LIBOR plus 1.00%. The loan agreement requires compliance with certain loan covenants including but not limited to the maintenance of minimum earnings before interest, taxes, depreciation and amortization of no less than $120 million as of the end of any quarterly 12-month period and certain leverage ratios including a consolidated leverage ratio of less than 1.50 to 1.00 and a consolidated fixed charge coverage ratio of greater than 1.25 to 1.00, as of the end of any quarterly 12-month period. As of December 31, 2018, we were, and expect to continue to be, in compliance with such covenants. On July 28, 2017, we entered into a First Amendment to Credit Agreement which extended the maturity of the revolving line of credit from August 18, 2017 to August 18, 2019 and did not change any other material terms of the Revolving Credit Facility.

Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of our incentive compensation during the first and third quarters of each fiscal year. A summary of our operating, investing, and financing cash flows is as follows:

	Nine Months Ended December 31,
($ in thousands)	2018	2017	Change
Cash provided by (used in)
Operating activities:
Net income	$113,758	$134,184	(15)%
Non-cash charges	50,201	48,281	4%
Other operating activities	(71,896)	(41,751)	72%
Total operating activities	92,063	140,714	(35)%
Investing activities	94,137	(138,911)	(168)%
Financing activities	(218,892)	(300,594)	(27)%
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(10,762)	3,283	(428)%
Decrease in cash, cash equivalents, and restricted cash	(43,454)	(295,508)	NM
Cash, cash equivalents, and restricted cash—beginning of year	300,223	492,686	(39)%
Cash, cash equivalents, and restricted cash—end of year	$256,769	$197,178	30%

Nine Months Ended December 31, 2018
Operating activities resulted in a net inflow of $92.1 million primarily attributable to strong performance across the Company. Investing activities resulted in a net inflow of $94.1 million primarily attributable to sales or maturities of investment securities, partially offset by acquisitions of businesses. Financing activities resulted in a net outflow of $218.9 million primarily related to dividends paid, share repurchases, and the settlement of the January 2018 Forward Share Purchase Agreement.
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

Contractual Obligations
The aggregate amount which we are obligated to pay under Operating Leases for our office space has increased from the amount as of March 31, 2018. At the end of our last fiscal year, the amount due was $122.8 million and as of December 31, 2018, the amount due was $148.8 million.

($ in thousands)	Payment Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating Leases	$148,801	$6,463	$49,276	$41,288	$51,774
Loans payable to former shareholders	2,342	294	1,229	481	338
Loan payable to non-affiliates	6,712	—	—	—	6,712
Note payables	22,895	—	—	19,261	3,634

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

Revenues from Corporate Finance engagements primarily consist of fees generated in connection with advisory services related to corporate finance, mergers and acquisitions and capital markets offerings. Advisory fees from these engagements are recognized at a point in time when the related transaction has been effectively closed. At this time, the Company has transferred control of the promised service and the customer obtains control. Corporate Finance contracts generally contain a variety of promised services that may be capable of being distinct, but they are not distinct within the context of the contract as the various services are inputs to the combined output of successfully brokering a specific transaction. Effective April 1, 2018, fees received prior to the completion of the transaction including retainers and progress fees are deferred within deferred income in the consolidated balance sheets and not recognized until the performance obligation is satisfied, or when the transaction is deemed by management to be terminated. Management’s judgment is required in determining when a transaction is considered to be terminated.

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
Exchange Rate Risk
The exchange rate of the U.S. dollar relative to the currencies in the non-U.S. countries in which we operate may have an effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities and, therefore, be reflected as a change in other comprehensive income. Our non-U.S. assets and liabilities that are sensitive to exchange rates consist primarily of trade payables and receivables, work in progress, and cash. The net impact of the fluctuation of foreign currencies in other comprehensive income within the consolidated statements of comprehensive income was $(2,760) and $880 during the three months ended December 31, 2018 and 2017, respectively, and $(19,038) and $8,641 during the nine months ended December 31, 2018 and 2017, respectively.
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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. We had no foreign currency forward contracts outstanding as of December 31, 2018. In December 2017, we entered into a foreign currency forward contract between the euro and pound sterling with an aggregate notional value of approximately EUR 10.5 million and with a fair value representing a gain included in other operating expenses of $117 during the three months ended December 31, 2017.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2018.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during the fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On December 7, 2018, the Company issued 40,253 shares of Class B common stock to certain former employees of a business acquired in 2015. The Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering and received no proceeds in connection with this issuance.

Purchases of Equity Securities

The following table summarizes all of the repurchases of Houlihan Lokey, Inc. equity securities during the nine months ended December 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased and Retired As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2018 - April 30, 2018	—	$—	—
May 1, 2018 - May 31, 2018 (2)	35,841	49.44	35,841
June 1, 2018 - June 30, 2018	697,000	49.11	697,000
July 1, 2018 - July 31, 2018	101,600	48.68	101,600
August 1, 2018 - August 31, 2018	311,541	48.28	311,541
September 1, 2018 - September 30, 2018	—	—	—
October 1, 2018 - October 31, 2018 (2)	53	44.23	53
November 1, 2018 - November 30, 2018	83,222	40.89	83,222
December 1, 2018 - December 31, 2018	287,506	40.17	287,506
Total	1,516,763	$46.77	1,516,763	$65,676,790
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

HOULIHAN LOKEY, INC.

Date:	February 5, 2019	/s/ SCOTT L. BEISER
Scott L. Beiser
Chief Executive Officer
(Principal Executive Officer)

Date:	February 5, 2019	/s/ J. LINDSEY ALLEY
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