Form 10-K/A
period 2018-03-31
HOULIHAN LOKEY, INC.
filed 2019-02-20
CIK 1302215

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Houlihan Lokey, Inc. for the fiscal year ended March 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on May 25, 2018 and as amended on May 30, 2018 (the “Form 10-K”). In the Form 10-K we inadvertently omitted “/s/ KPMG LLP” on the signature line in each of the documents titled “Report of Independent Registered Public Accounting Firm” (the “Audit Reports”). The Audit Reports were signed by KPMG LLP and delivered to us prior to the original filing of the Form 10-K, but the conformed signature line was inadvertently omitted from the versions of the Audit Reports included in the filing.

This Form 10-K/A is being filed solely to include the inadvertently omitted conformed signature of KPMG LLP in the Audit Reports relating to the consolidated financial statements and the effectiveness of internal control over financial reporting. No other changes were made to the Audit Reports or to the Form 10-K. The consolidated financial statements and notes to consolidated financial statements have remained the same as that previously filed in the Form 10-K.

This Amendment reflects information as of the filing date of the Form 10-K, does not reflect events occurring after that date and does not modify or update in any way disclosures made in the Form 10-K, except as specifically noted above.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Houlihan Lokey, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Houlihan Lokey, Inc. and subsidiaries (the “Company”) as of March 31, 2018 and 2017, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2018, and the related notes and financial statement Schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 25, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

/s/ KPMG LLP

Los Angeles, California

May 25, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Houlihan Lokey, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Houlihan Lokey, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

/s/ KPMG LLP

Los Angeles, California

May 25, 2018

HOULIHAN LOKEY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share data and par value)

	As of March 31,
	2018	2017
Assets:
Cash and cash equivalents	$206,723	$300,314
Restricted cash (note 2)	93,500	192,372
Investment securities (fair value of $209,266 as of March 31, 2018)	209,319	—
Accounts receivable, net of allowance for doubtful accounts of $11,391 and $11,199 as of March 31, 2018, and March 31, 2017, respectively	77,259	60,718
Unbilled work in process	45,862	57,682
Receivable from affiliates	8,732	10,913
Property and equipment, net of accumulated depreciation $37,078 and $32,193 as of March 31, 2018, and March 31, 2017, respectively	32,146	30,416
Goodwill and other intangibles, net	723,310	715,343
Other assets	21,990	17,949

Total assets	$1,418,841	$1,385,707

Liabilities and Stockholders’ Equity
Liabilities:
Accrued salaries and bonuses	$377,901	$336,465
Accounts payable and accrued expenses	40,772	41,655
Deferred income	3,620	3,717
Income taxes payable	9,967	4,937
Deferred income taxes	22,180	31,196
Forward purchase liability	93,500	192,372
Loan payable to affiliate	—	15,000
Loans payable to former shareholders	3,036	5,482
Loan payable to non-affiliate	8,825	12,080
Other liabilities	6,227	12,348

Total liabilities	$566,028	$655,252

Redeemable noncontrolling interest	—	3,838
Commitments and contingencies (note 15)
Stockholders’ equity:
Class A common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 30,604,405 and 22,026,811 shares as of March 31, 2018 and March 31, 2017, respectively	31	22
Class B common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 37,187,932 and 50,883,299 shares as of March 31, 2018 and March 31, 2017, respectively	37	51
Treasury stock, at cost; 2,000,000 and 6,900,000 shares as of March 31, 2018, and March 31, 2017, respectively	(93,500)	(193,572)
Additional paid-in capital	753,077	854,750
Retained earnings	207,124	87,407
Accumulated other comprehensive loss	(13,956)	(21,917)
Stock subscription receivable	—	(124)

Total stockholders’ equity	852,813	726,617

Total liabilities and stockholders’ equity	$1,418,841	$1,385,707

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended March 31, 2018 , 2017 and 2016

($ in thousands)

	Common - shares		Class A - shares		Class B - shares
	Shares	$	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Stock Subscriptions Receivable	Equity attributable to Houlihan Lokey, Inc.	Noncontrolling interest	Total stockholders’ equity
Balances - April 1, 2015	587,866	$59	—	$—	—	$—	$670,182	$170,929	$(11,338)	$(7,135)	$822,697	$1,809	$824,506

Fram shares issued (note 1)	—	—	—	—	31,414	—	13,320	—	—	—	13,320	—	13,320
Fram stock compensation vesting (note 13)	—	—	—	—	—	—	28,765	—	—	—	28,765	—	28,765
Fram share redemptions (note 14)	—	—	—	—	(64,285)	—	(2,295)	—	—	—	(2,295)	—	(2,295)
Dividend	—	—	—	—	—	—	(74,432)	(211,034)	—	4,168	(281,298)	(1,835)	(283,133)
Stock subscriptions receivable issued, net	—	—	—	—	—	—	—	—	—	2,720	2,720	—	2,720
Conversion of Fram shares to HLI	(587,866)	(59)	12,075,000	12	53,321,893	53	(6)	—	—	—	—	—	—
Shares issued to non-employee directors	—	—	9,524	—	—	—	—	—	—	—	—	—	—
Shares repurchased/forfeited	—	—	—	—	(69,719)	—	—	—	—	—	—	—	—
Excess tax benefits	—	—	—	—	—	—	1,798	—	—	—	1,798	—	1,798
Adjustment of noncontrolling interest to redeemable value	—	—	—	—	—	—	—	(1,013)	—	—	(1,013)	—	(1,013)
Net income	—	—	—	—	—	—	—	69,741	—	—	69,741	26	69,767
Change in unrealized foreign currency translation	—	—	—	—	—	—	—	—	(3,275)	—	(3,275)	—	(3,275)

Total comprehensive income	—	—	—	—	—	—	—	69,741	(3,275)	—	66,466	26	66,492

Balances-March 31, 2016	—	$—	12,084,524	$12	53,219,303	$53	$637,332	$28,623	$(14,613)	$(247)	$651,160	$—	$651,160

See accompanying notes to consolidated financial statements.

	Common - shares		Class A - shares		Class B - shares		Treasury Stock
	Shares	$	Shares	$	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Stock Subscriptions Receivable	Equity attributable to Houlihan Lokey, Inc.	Noncontrolling interest	Total stockholders’ equity
Balances - April 1, 2016	—	$—	12,084,524	$12	53,219,303	$53	$—	$—	$637,332	$28,623	$(14,613)	$(247)	$651,160	$—	$651,160

Shares issued (note 1)	—	—	—	—	1,858,864	2	—	—	5,152	—	—	—	5,154	—	5,154
Stock compensation vesting (note 13)	—	—	—	—	—	—	—	—	39,357	—	—	—	39,357	—	39,357
Share redemptions (note 14)	—	—	—	—	(71,913)	—	—	—	(330)	—	—	—	(330)	—	(330)
Dividends	—	—	—	—	—	—	—	—	—	(47,883)	—	—	(47,883)	—	(47,883)
Stock subscriptions receivable redeemed	—	—	—	—	—	—	—	—	—	—	—	123	123	—	123
Secondary offering	—	—	9,200,000	9	(9,200,000)	(9)	—	—	193,572	—	—	—	193,572	—	193,572
Shares subject to forward purchase agreement	—	—	—	—	6,900,000	7	(6,900,000)	(193,572)	(7)	—	—	—	(193,572)	—	(193,572)
Conversion of Class B to Class A shares	—	—	733,150	1	(733,150)	(1)	—	—	—	—	—	—	—	—	—
Shares issued to non-employee directors	—	—	9,137	—	—	—	—	—	—	—	—	—	—	—	—
Shares repurchased/forfeited	—	—	—	—	(1,089,805)	(1)	—	—	(27,308)	—	—	—	(27,309)	—	(27,309)
Excess tax benefits	—	—	—	—	—	—	—	—	6,982	—	—	—	6,982	—	6,982
Adjustment of noncontrolling interest to redeemable value	—	—	—	—	—	—	—	—	—	(1,676)	—	—	(1,676)	—	(1,676)
Net income	—	—	—	—	—	—	—	—	—	108,343	—	—	108,343	—	108,343
Change in unrealized foreign currency translation	—	—	—	—	—	—	—	—	—	—	(7,304)	—	(7,304)	—	(7,304)

Total comprehensive income	—	—	—	—	—	—	—	—	—	108,343	(7,304)	—	101,039	—	101,039

Balances-March 31, 2017	—	$—	22,026,811	$22	50,883,299	$51	(6,900,000)	$(193,572)	$854,750	$87,407	$(21,917)	$(124)	$726,617	$—	$726,617

See accompanying notes to consolidated financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended March 31, 2018 , 2017 and 2016

($ in thousands)

	Common - shares		Class A - shares		Class B - shares		Treasury Stock
	Shares	$	Shares	$	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Stock Subscriptions Receivable	Equity attributable to Houlihan Lokey, Inc.	Noncontrolling interest	Total stockholders’ equity
Balances - April 1, 2017	—	$—	22,026,811	$22	50,883,299	$51	(6,900,000)	$(193,572)	$854,750	$87,407	$(21,917)	$(124)	$726,617	$—	$726,617

Shares issued	—	—	—	—	1,331,370	1	—	—	7,984	—	—	—	7,985	—	7,985
Stock compensation vesting (note 13)	—	—	—	—	—	—	—	—	41,900	—	—	—	41,900	—	41,900
Dividends	—	—	—	—	—	—	—	—	—	(51,305)	—	—	(51,305)	—	(51,305)
Stock subscriptions receivable redeemed	—	—	—	—	—	—	—	—	—	—	—	124	124	—	124
Secondary offerings	—	—	7,750,000	8	(7,750,000)	(8)	—	—	93,500	—	—	—	93,500	—	93,500
Retirement of shares upon settlement of forward purchase agreement	—	—	—	—	(6,900,000)	(7)	6,900,000	193,572	(193,565)	—	—	—	—	—	—
Shares subject to forward purchase agreement	—	—	—	—	2,000,000	2	(2,000,000)	(93,500)	(2)	—	—	—	(93,500)	—	(93,500)
Conversion of Class B to Class A shares	—	—	1,252,242	1	(1,252,242)	(1)	—	—	—	—	—	—	—	—	—
Shares issued to non-employee directors (note 14)	—	—	5,589	—	—	—	—	—	—	—	—	—	—	—	—
Shares purchased and retired under repurchase program	—	—	(430,237)	—	—	—	—	—	(15,139)	—	—	—	(15,139)	—	(15,139)
Other shares repurchased/forfeited	—	—	—	—	(1,124,495)	(1)	—	—	(36,351)	—	—	—	(36,352)	—	(36,352)
Adjustment of noncontrolling interest to redeemable value	—	—	—	—	—	—	—	—	—	(1,261)	—	—	(1,261)	—	(1,261)
Net income	—	—	—	—	—	—	—	—	—	172,283	—	—	172,283	—	172,283
Change in unrealized foreign currency translation	—	—	—	—	—	—	—	—	—	—	7,961	—	7,961	—	7,961

Total comprehensive income	—	—	—	—	—	—	—	—	—	172,283	7,961	—	180,244	—	180,244

Balances-March 31, 2018	—	$—	30,604,405	$31	37,187,932	$37	(2,000,000)	$(93,500)	$753,077	$207,124	$(13,956)	$—	$852,813	$—	$852,813

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(All tables and balance disclosures are in thousands, except share data or otherwise stated)

(1) BACKGROUND

Houlihan Lokey, Inc. (“Houlihan Lokey,” or “HL, Inc.” also referred to as the “Company,” “we,” “our,” or “us”) is a Delaware corporation that controls the following primary subsidiaries:

•

Houlihan Lokey Capital, Inc., a California corporation (“HL Capital, Inc.”), is a wholly owned direct subsidiary of HL, Inc. HL Capital, Inc. is registered as a broker-dealer under Section 15(b) of the Securities Exchange Act of 1934 and a member of the Financial Industry Regulatory Authority, Inc.

•	Houlihan Lokey Financial Advisors, Inc., a California corporation (“HL FA, Inc.”), is a wholly owned direct subsidiary of HL, Inc.

•

Houlihan Lokey EMEA, LLP, a limited liability partnership registered in England (“HL EMEA, LLP”), is an indirect subsidiary of HL, Inc. HL EMEA, LLP is regulated by the Financial Conduct Authority in the United Kingdom (“U.K.”).

On August 18, 2015, the Company successfully completed an initial public offering (“IPO”) of its Class A common stock.

Prior to a corporate reorganization that was consummated immediately prior to the closing of the IPO, the Company was incorporated in California as Houlihan Lokey, Inc., a California corporation (“HL CA”), and was a wholly owned indirect subsidiary of Fram Holdings, Inc., a Delaware corporation (“Fram”), which, in turn, was a majority owned subsidiary of ORIX USA Corporation, a Delaware corporation (“ORIX USA”), with the remaining minority interest being held by Company employees (“HL Holders”). ORIX USA and the HL Holders held their interests in HL CA indirectly through their ownership of Fram. On July 24, 2015, HL CA merged with and into HL, Inc., with HL, Inc. as the surviving entity. In connection with the IPO, the HL Holders deposited their shares of HL, Inc. Class B common stock into a voting trust (the “HL Voting Trust”) and own such common stock through the HL Voting Trust. Houlihan Lokey has separated from Fram and as a result, HL, Inc. common stock is held directly by ORIX USA (through ORIX HLHZ Holding, LLC, its wholly owned subsidiary), the HL Voting Trust, for the benefit of the HL Holders, non-employee directors, and public shareholders.

In addition, prior to the consummation of the IPO, the Company distributed to its existing owners a dividend of $270.0 million , consisting of (i) a short-term note in the aggregate amount of $197.2 million , which was repaid immediately after the consummation of the IPO, and was allocated $94.5 million to ORIX USA and $102.7 million to the HL Holders, (ii) a note to ORIX USA in the amount of $45.0 million (see Note 9), and (iii) certain of our non-operating assets to certain of the HL Holders (consisting of non-marketable minority equity interests in four separate businesses that ranged in carrying value from $2.5 million to $11.0 million , and were valued in the aggregate at approximately $22.8 million as of June 30, 2015), together with $5.0 million in cash to be used to complete a potential additional investment and in the administration of these assets in the future. All issued and outstanding Fram shares were converted to HL, Inc. common stock at a ratio of 10.425 shares for each share of Fram stock. Immediately following the IPO, there were two classes of authorized HL, Inc. common stock: Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. As of March 31, 2018 (without giving effect to the transaction provided for in the January 2018 Forward Share Purchase Agreement (defined below)), there were 30,141,915 Class A shares held by the public, 24,250 Class A shares held by non-employee directors, and 438,240 Class A shares held by ORIX USA. In addition, there were 25,477,601 Class B shares held by the HL Voting Trust, and 11,710,331 Class B shares held by ORIX USA.

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(All tables and balance disclosures are in thousands, except share data or otherwise stated)

•

$14,153 , $14,330 and $7,420 of compensation expenses associated with the amortization of restricted stock granted in connection with the IPO for the years ended March 31, 2018, 2017 and 2016, respectively; amortization expense of restricted stock granted in connection with the IPO is being recognized over a four and one-half year vesting period; and

•

$10,764 , $11,873 and $7,855 of compensation expenses associated with the accrual of certain deferred cash payments granted in connection with the IPO for the years ended March 31, 2018, 2017 and 2016, respectively; accrual expense of deferred cash payments granted in connection with the IPO is being recognized over a four and one-half year vesting period.

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

In connection with, and prior to, the February 2017 Follow-on Offering, on February 6, 2017, we entered into a Forward Share Purchase Agreement (the “February 2017 Forward Share Purchase Agreement”), with an indirect wholly owned subsidiary of ORIX USA pursuant to which we agreed to repurchase from ORIX USA on April 5, 2017 the number of shares of our Class B common stock equal to the number of shares of our Class A common stock sold by us in the February 2017 Follow-on Offering (including any shares sold upon the exercise by the underwriters of their option to purchase additional shares of our Class A common stock) for a purchase price per share equal to the public offering price in the February 2017 Follow-on Offering less underwriting discounts and commissions. The cash proceeds from the February 2017 Follow-on Offering that were used to consummate the purchase pursuant to the February 2017 Forward Share Purchase Agreement were held in an escrow account as of March 31, 2017 and presented as restricted cash as discussed in note 2. On April 5, 2017 we settled the transaction provided for in the February 2017 Forward Share Purchase Agreement and acquired 6,900,000 shares of Class B common stock from ORIX USA using the net proceeds we received from the February 2017 Follow-on Offering. In accordance with the terms of the February 2017 Forward Share Purchase Agreement, the purchase price per share was reduced by the per share amount of the dividend paid to ORIX USA on the shares of our Class B common stock subject to the February 2017 Forward Share Purchase Agreement prior to the settlement of such transaction. As the February 2017 Forward Share Purchase Agreement required physical settlement by purchase of a fixed number of shares in exchange for cash, the 6,900,000 shares that were purchased are excluded from the Company’s calculation of basic and diluted earnings per share in the Company’s financial statements for the years ended March 31, 2018 and 2017. In addition, as the agreement provides for the refund of any dividends paid during the term on the underlying Class A common stock, such shares are not classified as participating securities and the Company does not apply the two-class method for calculating its earnings per share.

On October 25, 2017, pursuant to a registered underwritten public offering, ORIX USA sold 1,750,000 shares of our Class A common stock and certain of our former and current employees and members of our management sold 1,750,000 shares of our Class A common stock, in each case, at a price to the public of $42.00 per share, and such transaction closed on October 30, 2017 (the “October 2017 Follow-on Offering”). On November 3, 2017, ORIX USA sold an additional 125,000 shares of Class A common stock and our former and current employees and members of our management sold an additional 125,000 shares of Class A common stock in connection with the underwriters’ partial exercise of their option to purchase additional shares in the offering.

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(All tables and balance disclosures are in thousands, except share data or otherwise stated)

In connection with, and prior to, the March 2018 Follow-on Offering, on January 26, 2018, we entered into a Forward Share Purchase Agreement (the “January 2018 Forward Share Purchase Agreement”), with an indirect wholly owned subsidiary of ORIX USA pursuant to which we agreed to purchase from ORIX USA on April 5, 2018 the number of shares of our Class B common stock equal to the number of shares of our Class A common stock sold by us in the March 2018 Follow-on Offering for a purchase price per share equal to the public offering price in the March 2018 Follow-on Offering less underwriting discounts and commissions. The cash proceeds from the March 2018 Follow-on Offering that were used to consummate the purchase pursuant to the January 2018 Forward Share Purchase Agreement were held in an escrow account as of March 31, 2018 and presented as restricted cash as discussed in note 2. On April 5, 2018 we settled the transaction provided for in the January 2018 Forward Share Purchase Agreement and acquired 2,000,000 shares of Class B common stock from ORIX USA using the net proceeds we received from the March 2018 Follow-on Offering. In January 2018 and April 2017 Forward Share Purchase Agreements required physical settlement by purchase of a fixed number of shares in exchange for cash, the 2,000,000 and 6,900,000 shares that were purchased are excluded from the Company’s calculation of basic and diluted earnings per share in the Company’s financial statements for the years ended March 31, 2018 and 2017. In addition, as the agreement provides for the refund of any dividends paid during the term on the underlying Class A common stock, such shares are not classified as participating securities and the Company does not apply the two-class method for calculating its earnings per share.

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

The Company offers financial services and financial advice to a broad clientele located throughout the United States of America, Europe, and the Asia-Pacific region. The Company has U.S. offices in Los Angeles, San Francisco, Chicago, New York City, Minneapolis, McLean (Virginia), Dallas, Houston, Miami, and Atlanta as well as foreign offices in London, Paris, Frankfurt, Madrid, Amsterdam, Dubai, Sydney, Tokyo, Hong Kong, Beijing and Singapore. Together, the Company and its subsidiaries form an organization that provides financial services to meet a wide variety of client needs. The Company concentrates its efforts toward the earning of professional fees with focused services across the following three business segments:

•

Corporate Finance provides general financial advisory services in addition to advice on mergers and acquisitions and capital markets offerings. We advise public and private institutions on a wide variety of situations, including buy-side and sell-side transactions, as well as leveraged loans, private mezzanine debt, high-yield debt, initial public offerings, follow-ons, convertibles, equity private placements, private equity, and liability management transactions, and advise financial sponsors on all types of transactions. The majority of our Corporate Finance revenues consists of fees paid upon the successful completion of the transaction or engagement (“Completion Fees”). A Corporate Finance transaction can fail to be completed for many reasons that are outside of our control. In these instances, our fees are generally limited to the fees paid at the time an engagement letter is signed (“Retainer Fees”) and in some cases fees paid during the course of the engagement (“Progress Fees”) that may have been earned.

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

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and include all information and footnotes required for financial statement presentation, and include all disclosures required under GAAP in the United States for annual financial statements.

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

The majority of the Company’s operating expenses are related to compensation for employees, which includes the amortization of the relevant portion of the Company’s share-based incentive plans (note 13). Other examples of operating expenses include: travel, meals and entertainment; rent; depreciation and amortization; information technology and communication; professional fees and other operating expenses, which include such items as office expenses, business license and registration fees, non-income-related taxes, legal expenses, related-party support services, and charitable contributions. During the years ended March 31, 2018 , 2017 , and 2016 , the Company recognized reimbursements of $30,200 , $33,015 , and $28,183 respectively, from customers for out-of-pocket expenses incurred by the Company that are presented net against the related expenses in the accompanying consolidated statements of comprehensive income.

(f)	Translation of Foreign Currency Transactions

The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The assets and liabilities of subsidiaries whose functional currency is other than the U.S. dollar are included in the consolidation by translating the assets and liabilities at the reporting period-end exchange rates; however, revenues and expenses are translated using the applicable exchange rates determined on a monthly basis throughout the year. Resulting translation adjustments are reported as a separate component of accumulated other comprehensive loss, net of applicable taxes. The Company’s operating expenses includes realized foreign currency translation gains and (losses) of $5,123 , $309 , and $2,239 during the years ended March 31, 2018 , 2017 , and 2016 , respectively.

From time to time, we have entered into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of March 31, 2018, 2017 and 2016, we have foreign currency forward contracts between the euro and pound sterling outstanding with aggregate notional value of approximately EUR 9 million , 5 million , and 1 million . Gains (losses) in relation to the fair value of the foreign currency forward contracts have been included in other operating expenses of $90 , $58 , and $(62) during the twelve months ended March 31, 2018 , 2017 , and 2016 , respectively.

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

Cash and cash equivalents include cash held at banks and highly liquid investments with original maturities of three months or less. At March 31, 2018 and 2017 , the Company had cash balances with banks in excess of insured limits. The Company has not experienced any losses in its cash accounts and believes it is not exposed to any significant credit risk with respect to cash and cash equivalents.

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

We account for income taxes in accordance with Accounting Standards Codification 740 (“ASC 740”), Income Taxes , which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax basis of our assets and liabilities. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The measurement of the deferred items is based on enacted tax laws and applicable tax rates. A valuation allowance related to a deferred tax asset is recorded if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

When HL CA was acquired by Fram in January 2006, approximately $392,600 of goodwill and $192,210 of indefinite-lived intangible assets were generated and recognized. In accordance with ASC Topic 805, Business Combinations , since HL CA was wholly owned by Fram, this goodwill and all other purchase accounting-related adjustments were pushed down to the Company’s reporting level. Through both foreign and domestic acquisitions made directly by HL CA and the Company since 2006, additional goodwill of approximately $136,289 , inclusive of foreign currency translations has been recognized.

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

Indefinite-lived intangible assets are reviewed annually for impairment in accordance with ASU 2012-02, Testing Indefinite—lived Intangible Assets for Impairment , which provides management the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. During the years ended March 31, 2018, 2017, and 2016, management concluded that it was not more likely than not that the fair values were less than the carrying values.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers , which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity should also disclose sufficient quantitative and qualitative information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers , Deferral of Effective Date which deferred the effective date of the new standard to annual and interim periods within that reporting period beginning after December 15, 2017 (year ending March 31, 2019 for the Company). The new standard is to be applied using either the retrospective or cumulative-effective transition method. The Company adopted the standard effective April 1, 2018 using the modified retrospective method which requires the recognition of a cumulative-effect adjustment as of that date. The Company evaluated the potential impact of the new guidance including (i) the timing of revenue recognition for Corporate Finance, Financial Restructuring, and Financial Advisory fees and (ii) the presentation of reimbursable out-of-pocket expenses. With respect to revenue recognition, the Company assessed the potential impact of the new guidance on the Company’s recognition of advisory fees (e.g., transaction success and retainer fees), including whether the Company’s fulfillment of its performance obligations under Corporate Finance, Financial Restructuring, and Financial Advisory engagement contracts would be deemed to occur over time, or at specific points in time, under the new guidance. The Company considered the proposed guidance which includes an assessment of whether the client receives and consumes benefits from the services as the services are being performed to achieve over-time recognition, and has concluded that the vast majority of Financial Restructuring advisory contracts would be recognized over time as performance occurs, subject to constraints, using an appropriate measure of progress. Corporate Finance contracts will be a mix of over-time and point-in-time based on terms of the specific contract. The vast majority of Financial Advisory contracts will be recognized point-in-time as the performance obligation will be satisfied upon the delivery of a report at the completion of the engagement. Interpretive guidance on over-time or point-in-time recognition continues to be issued and interpreted, in particular by the AICPA industry task force on Broker-Dealers, the AICPA’s Revenue Recognition Working Group and the AICPA’s Financial Reporting Executive Committee. The Company will continue to monitor and evaluate any additional guidance. The Company is still in the process of evaluating its contracts to determine whether point-in-time or over time recognition is appropriate. The result of adoption is expected to result in a cumulative effect adjustment decrease to opening retained earnings and an increase to deferred income. With respect to contract costs, certain reimbursable out-of-pocket expenses incurred by the Company are currently presented net against the related expenses in the accompanying consolidated statements of comprehensive income (amounts for each of the three years ended March 31, 2018 are included in note 2e); however under the new standard these will be reported on a gross basis resulting in an increase to both fee revenue and operating expenses.

In February 2016, the FASB issued ASU No. 2016-02, Leases . The amendments in this ASU requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right-of-use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonable certain to exercise an option to extend the lease, exercise a purchase option, or not exercise an option to terminate the lease. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018 (year ending March 31, 2020 for the Company). Early application is permitted. The Company is currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements. See Note 15 for a summary of our undiscounted minimum rental commitments under operating leases as of March 31, 2018.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(All tables and balance disclosures are in thousands, except share data or otherwise stated)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments . The amendments in this ASU include eight specific guidance measures for cash flow classification issues for (1) debt prepayment or debt extinguishment costs, (2) debt instruments with coupon interest rates, (3) contingent consideration payments made after a business combination, (4) settlement proceeds from insurance claims, (5) settlement proceeds from corporate-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions, and (8) classification of cash receipts and payments that have aspects of more than one class of cash flows. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017 (year ending March 31, 2019 for the Company). This new accounting guidance will result in some changes in classification in the consolidated statement of cash flows, which the Company does not expect will be significant, and will not have a material impact on its consolidated financial position or results of operations.

In January 2017, the FASB issued ASU No. 2017-04, Intangible—Goodwill and Other: Simplifying the Test for Goodwill Impairment . The amendments in this ASU do not change the guidance on Step 1 of the goodwill impairment test but eliminates the requirement to calculate an implied goodwill value using Step 2. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value but should not exceed the total amount of goodwill allocated to that reporting unit. Also, an entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU No. 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019 (year ending March 31, 2021 for the Company) with early adoption permitted. Management does not believe this guidance will have a material impact on the Company’s consolidated financial statements and related disclosures.

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

(3) RELATED-PARTY TRANSACTIONS

The Company provides financial advisory services to ORIX USA, Infrastructure Holdings, and their affiliates and received fees for these services totaling approximately $3,006 , $7,504 , and $504 during the years ended March 31, 2018 , 2017 , and 2016 , respectively.

The Company provides certain management and administrative services for the Company’s unconsolidated entities and receive fees for these services. These fees are offset with the compensation costs related to the administrative staffs. As a result, the Company received fees of $286 , $461 , and $205 during the years ended March 31, 2018 , 2017 , and 2016 , respectively.

In connection with the IPO, ORIX USA and the Company entered into a Transition Services Agreement, pursuant to which ORIX USA provided services for Sarbanes-Oxley compliance, internal audit, and other services for specified fees. Expenses incurred by the Company related to these services were $0 , $269 , and $214 for the years ended March 31, 2018 , 2017 , and 2016 , respectively, which are included in professional fees in the accompanying consolidated statements of comprehensive income. To the extent that ORIX USA and its affiliates pay for expenses of the Company, ORIX USA is reimbursed for such payments by the Company.

Interest income earned by the Company related to cash balances held by the affiliate of ORIX USA was $0 , $33 and $1,954 for the years ended March 31, 2018 , 2017 and 2016 , respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(All tables and balance disclosures are in thousands, except share data or otherwise stated)

In November 2015, the Company entered into a joint venture arrangement with Leonardo & Co. NV, a European-based investment banking firm (“Leonardo”), in relation to Leonardo’s Italian business by means of acquisition of a minority ( 49% ) interest. In conjunction with this transaction, a subsidiary of the Company loaned the joint venture EUR 5,500 ( $6,034 as of March 31, 2018) which is included in receivables from affiliates and which bears interest at 1.5% and matures no later than November 2025. Interest income earned by the Company related to this receivable from affiliate was approximately $97 , $90 , and $34 during the years ended March 31, 2018 , 2017 , and 2016 , respectively. Included in receivables from affiliates is also reimbursable third party costs incurred on behalf of Leonardo totaling approximately $2,698 and $1,424 as of March 31, 2018, and 2017, respectively.

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

In July 2017, the Company purchased the remaining interest of Houlihan Lokey (Australia) Pty Limited (“HL Australia”), which was historically operating as our joint venture in Australia. As part of the consideration paid, a loan receivable from certain principals of the joint venture was forgiven. In addition, as a result of the acquisition we eliminated from our consolidated financial statements as of December 31, 2017 a loan agreement entered into with HL Australia in February 2017 for AUD 2,500 ( $2,001 as of July 31, 2017) which bore interest at 2.0% and was previously included in receivables from affiliates. Interest income earned by the Company related to this receivable from affiliate was approximately $13 and $19 during the years ended March 31, 2018 and 2017 , respectively.

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

Other assets in the accompanying consolidated balance sheets includes loans receivable from certain employees of $7,489 and $5,865 as of March 31, 2018 and 2017 , respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(All tables and balance disclosures are in thousands, except share data or otherwise stated)

(4) FAIR VALUE MEASUREMENTS AND FINANCIAL INSTRUMENTS

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels in accordance with ASC Topic 820, Fair Value Measurement :

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

For level 3 investments in which pricing inputs are unobservable and limited market activity exists, management’s determination of fair value is based on the best information available, may incorporate management’s own assumptions and involves a significant degree of judgment.

The following methods and assumptions were used by the Company in estimating fair value disclosures:

Certificates of deposit : Fair values for certificates of deposit are based upon a discounted cash flow approach.

Corporate debt securities : All fair value measurements are obtained from a third-party pricing service and are not adjusted by management.

U.S. Treasury Securities : Fair values for U.S. treasury securities are based on quoted prices from recent trading activity of identical or similar securities. All fair value measurements are obtained from a third-party pricing service and are not adjusted by management.

The following table presents information about the Company’s financial assets, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	March 31, 2018
	Level I	Level II	Level III	Total
Certificates of deposit	$—	$10,106	$—	$10,106
Corporate debt securities	—	183,578	—	183,578
U.S. Treasury Securities	—	15,582	—	15,582

Total asset measured at fair value	$—	$209,266	$—	$209,266

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given investment is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the instrument.

The Company had no transfers between fair value levels for the year ended March 31, 2018 .

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

Scheduled maturities of the Company’s debt securities within the investment securities portfolio as of March 31, 2018 were as follows:

	Amortized Cost	Estimated Fair Value
Due within one year	$209,319	$209,266

The Company has the ability and intent to hold the corporate debt securities to maturity until a recovery of fair value is equal to an amount approximating its amortized cost, which may be at maturity, and has not incurred credit losses on such debt securities. The Company does not consider such unrealized loss positions to be other-than-temporarily impaired as of March 31, 2018 .

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

Depreciation expense of $6,195 , $5,708 , and $4,588 was recognized during the years ended March 31, 2018 , 2017 , and 2016 , respectively.

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

In July 2017, the Company purchased the remaining interest of HL Australia, which was historically operating as our joint venture in Australia. Changes also include foreign currency translation adjustments of $6,902 for the year ended March 31, 2018 .

Amortization expense of approximately $1,710 , $3,145 , and $2,911 was recognized for the years ended March 31, 2018 , 2017 , and 2016 , respectively. The estimated future amortization for amortizable intangible assets for each of the next five years are as follows:

Year Ended March 31,
2019	$677
2020	583
2021	373
2022	157
2023	7

HOULIHAN LOKEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(All tables and balance disclosures are in thousands, except share data or otherwise stated)

(9) LOANS PAYABLE

In August 2015, prior to the IPO, the Company paid a dividend to its shareholders, a portion of which was paid to ORIX USA in the form of a $45.0 million note that bore interest at a rate of LIBOR plus 165 basis points or 4.31% and 3.45% as of March 31, 2018 and 2017 , respectively. The Company paid interest on the note of $62 and $806 for the years ended March 31, 2018 and 2017 , respectively. Beginning on June 30, 2016, the Company was required to make quarterly repayments of principal in the amount of $7.5 million , with the remaining principal amount due on the second anniversary of the completion of the IPO. The loan was repaid in full in May 2017.

In August 2015, the Company entered into a revolving line of credit with Bank of America, N.A., which allows for borrowings of up to $75.0 million and originally matured in August 2017. On July 28, 2017, the Company extended the maturity date of the revolving credit facility to August 18, 2019 (or if such date is not a business day, the immediately preceding business day). The agreement governing this facility provides that borrowings bear interest at an annual rate of LIBOR plus 1.00% , commitment fees apply to unused amounts, and contains debt covenants which require that the Company maintain certain financial ratios. As of March 31, 2018 , no principal was outstanding under the line of credit. The Company paid interest and unused commitment fees of $228 and $400 for the years ended March 31, 2018 and 2017 , respectively, under the line of credit.

Prior to the IPO, Fram maintained certain loans payable to former shareholders consisting of unsecured notes payable which were transferred to the Company in conjunction with the IPO. The interest rate on the individual notes was 3.10% and 2.55% per annum for the years ended March 31, 2018 and 2017 , respectively, and the maturity dates range from 2018 to 2027. The Company incurred interest expense on these notes of $124 and $203 for the years ended March 31, 2018 and 2017 , respectively.

In November 2015, the Company acquired the investment banking operations of Leonardo in Germany, the Netherlands, and Spain, and made a 49% investment in Leonardo’s operations in Italy. Total consideration included an unsecured loan of EUR 14.0 million payable on November 16, 2040, which is included in loan payable to non-affiliates in the accompanying consolidated balance sheets. Under certain circumstances, the note may be paid in part or in whole over a five year period in equal annual installments. This loan bears interest at an annual rate of 1.50% . In January 2017 and December 2017, we paid a portion of this loan in the amount of EUR 2.9 million and 2.9 million , respectively. The Company incurred interest expense on this loan of $179 , $213 and $91 for the years ended March 31, 2018 , 2017 , and 2016 , respectively.

See note 15 for aggregated 5-year maturity table on loans payable.

(10) OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The only component of other comprehensive income relates to foreign currency translation adjustments of $7,961 , $(7,304) , and $(3,275) for the years ended March 31, 2018 , 2017 , and 2016 , respectively. The change in foreign currency translation was impacted by the vote in the U.K. to withdraw from the European Union. We are currently in a two-year time period in which the terms of withdrawal will be negotiated and there may be impacts on our European business that are unknown at this time. We believe the change in foreign currency translation will become more volatile, but we do not expect this to have a material impact on our operating results and financial position.

Accumulated other comprehensive loss at March 31, 2018 , 2017 , and 2016 was comprised of the following:

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(All tables and balance disclosures are in thousands, except share data or otherwise stated)

(11) INCOME TAXES

The Company’s provision for income taxes was $45,553 , $70,144 , and $55,863 for the years ended March 31, 2018 , 2017 , and 2016 , respectively. This represents effective tax rates of 20.9% , 39.3% , and 44.5% for the years ended March 31, 2018 , 2017 , and 2016 , respectively. The decrease in the Company’s tax rate during the year ended March 31, 2018 relative to fiscal 2017 which was a result of the Tax Act and the adoption of ASU 2016-09, Compensation—Stock Compensation which resulted in a decrease to the provision for income taxes in the amount of $16,173 due to the vesting of share awards that were accelerated.

The Tax Act reduced the U.S. federal corporate tax rate from 35.0% to 21.0% for all corporations effective January 1, 2018. For fiscal year companies, the change in law requires the application of a blended rate, which in the Company’s case is approximately 31.5% for the fiscal year ending March 31, 2018 . Thereafter, the applicable statutory rate is 21.0% .

ASC 740 requires all companies to reflect the effects of the new law in the period in which the law was enacted. Accordingly, the Company reduced the statutory rate that applies to its year-to-date earnings from 35.0% to 31.5% . In addition, the Company remeasured its deferred tax assets and liabilities based on the new rate, as well as recorded a one-time deemed repatriation tax (a “toll charge”) on its foreign earnings. The combined result of the Tax Act resulted in a tax benefit of $(10,731) for the year ended March 31, 2018 .

This net income tax benefit is primarily the result of the revaluation of our net deferred tax liability as a result of the reduction of the corporate income tax rate from 35.0% to 21.0% for a benefit of $(13,211) plus the toll charge of $2,480 . This tax is based on previously untaxed accumulated and current earnings and profits of certain of the Company’s non-U.S. subsidiaries. To determine the amount of the Transition Tax, the Company estimated, in addition to other factors, the amount of post-1986 earnings and profits of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The available foreign tax credits were not fully utilized against the toll charge, leaving the Company with excess foreign tax credit carryforwards of approximately $3,865 . The Company does not expect to utilize the excess foreign tax credits in the future as the Company does not currently project future foreign source income. Accordingly, the Company believes it is appropriate to apply a valuation allowance against the excess foreign tax credits of $3,865 in full. The Company was able to make a reasonable estimate of the toll charge and has recorded this provisional amount; however, the Company may continue to refine its estimate as allowed by SAB 118.

The provision (benefit) for income taxes on operations for the years ended March 31, 2018 , 2017 , and 2016 comprises the following approximate values:

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(All tables and balance disclosures are in thousands, except share data or otherwise stated)

The provision for income taxes on operations for the years ended March 31, 2018 , 2017 , and 2016 is reconciled to the income taxes computed at the statutory federal income tax rate (computed by applying the federal corporate rate of 31.5% for fiscal 2018 and 35% for fiscal 2017 and 2016 to consolidated operating income before provision for income taxes) as follows:

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

Deferred income taxes arise principally from temporary differences between book and tax recognition of income, expenses, and losses relating to financing and other transactions. The deferred income taxes on the accompanying consolidated balance sheets at March 31, 2018 , 2017 , and 2016 comprise the following:

	March 31, 2018	March 31, 2017	March 31, 2016
Deferred tax assets:
Deferred compensation expense/accrued bonus	$32,358	$57,379	$43,348
Allowance for doubtful accounts	2,347	4,920	3,195
US Foreign Tax Credits—Toll Charge	3,865	—	—
Other, net	11,271	11,235	13,127

Total deferred tax assets	49,841	73,534	59,670
Deferred tax asset valuation allowance	(13,334)	(10,984)	(11,728)

Total deferred tax assets	36,507	62,550	47,942
Deferred tax liabilities:
Intangibles	(50,541)	(77,184)	(77,184)
Accounts receivable and work in process	(8,146)	(16,562)	(8,046)

Total deferred tax liabilities	(58,687)	(93,746)	(85,230)

Net deferred tax liabilities	$(22,180)	$(31,196)	$(37,288)

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

As of March 31, 2018 , 2017 , and 2016 , the Company had recorded liabilities for interest and penalties related to uncertain tax positions in the amounts of $934 , $816 , and $313 net of any future tax benefit of such interest, respectively. Unrecognized tax positions totaled $4,563 , $3,694 and $1,024 as of March 31, 2018 , 2017 , and 2016 , respectively. If the income tax impacts from these tax positions are ultimately realized, such realization would affect the income tax provision and effective tax rate.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(All tables and balance disclosures are in thousands, except share data or otherwise stated)

A reconciliation of the unrecognized tax position for the years ended March 31, 2018 , 2017 , and 2016 is as follows:

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

(12) NET INCOME PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS

The calculations of basic and diluted net income per share attributable to holders of shares of common stock for the years ended March 31, 2018 , 2017 , and 2016 are presented below.

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

The Company sponsors a 401(k) defined contribution savings plan for its domestic employees and defined contribution retirement plans for its international employees. The Company contributed approximately $2,018 , $2,321 and $2,060 during the years ended March 31, 2018 , 2017 and 2016 , respectively, to these defined contribution plans.

(b)	Share-Based Incentive Plans

During the period it was a subsidiary of Fram, certain employees of HL CA were granted restricted shares of Fram. Compensation expense related to these shares was recorded at the HL CA level as it was related to services provided by its employees. Under its 2006 incentive plan (the “2006 Incentive Plan”), Fram granted restricted share awards to employees of the Company as a component of annual incentive pay and occasionally in conjunction with new hire employment. Under the 2006 Incentive Plan, awards typically vested after three years of service from the date of grant. Forfeitures of unvested share awards are recognized as they occur. Prior to the IPO, the grant-date fair value of each award was determined by Fram’s board of directors as discussed further below. In addition, the stock grants to employees of the Company in connection with the IPO were made under the 2006 Incentive Plan.

Following the IPO, additional awards of restricted shares have been and will be made under the Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan (the “2016 Incentive Plan”), which became effective in August 2015 and was amended in October 2017. Under the 2016 Incentive Plan, it is anticipated that the Company will continue to grant cash- and equity-based incentive awards to eligible service providers in order to attract, motivate and retain the talent necessary to operate the Company’s business. Equity-based incentive awards issued under the 2016 Incentive Plan generally vest over a four -year period. An aggregate of 24,250 restricted shares of Class A common stock were granted under the 2016 Incentive Plan to (i) two independent directors in August 2015 at $21.00 per share (ii) two independent directors in the first quarter of fiscal 2017 at $25.21 per share, (iii) one independent director in the first quarter of fiscal 2017 at $23.93 per share, and (vi) three independent directors in the first quarter of fiscal 2018 at $33.54 per share.

In March 2016, the FASB issued ASU No. 2016-09 which simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification in the statement of cash flows. The Company adopted ASU 2016-09 in the first quarter of fiscal 2018. The changes that impacted the Company included a requirement that excess tax benefits and deficiencies be recognized as a component of provision for income taxes on the consolidated statements of comprehensive income rather than additional paid-in capital on the consolidated statements of changes in stockholders’ equity as required in the previous guidance. Under the transition provisions, we have applied this new guidance prospectively with respect to excess tax benefits arising from vesting of share awards and are no longer presented within financing activities in the Consolidated Statements of Cash Flows and are included the change in income taxes receivable (payable) as an operating activity in the Consolidated Statements of Cash Flows for the year ended March 31, 2018. During the year ended March 31, 2018 excess tax benefits of $16,173 were recorded as as a component of the provision for income taxes and an operating activity on the Consolidated Statements of Cash Flows. The adoption of ASU 2016-09 resulted in a decrease to the provision for income taxes due to the vesting of share awards that were accelerated on February 14, 2017. The decrease to the provision occurred in the first quarter of fiscal 2018 because the Company’s tax deduction is delayed to its tax year that corresponds to the tax year that the employees report the taxable income. In addition, there was an additional decrease to the provision due to the vesting of share awards that were accelerated on October 21, 2017. As required under the transition provisions, we reclassified, on a retrospective basis, a cash outflow of $22,756 related to the settlement of share-based awards in satisfaction of withholding tax requirements from operating activities to financing activities for the year ended March 31, 2017.

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

Nonvested share awards	Shares	Weighted average grant date fair value
Balance at April 1, 2016	5,903,168	$18.80
Granted	1,604,120	25.24
Vested	(2,791,213)	18.33
Forfeited	(1,089,805)	18.77

Balance at March 31, 2017	3,626,270	$22.35
Granted	1,235,779	34.86
Vested	(1,023,078)	24.03
Shares repurchased/forfeited	(984,078)	24.60

Balance at March 31, 2018	2,854,893	$26.39

Activity in liability classified share awards during the years ended March 31, 2018 and 2017 is as follows:

Awards settleable in shares	Fair value
Balance at April 1, 2016	$13,982
Offer to grant	5,625
Share price determined-converted to cash payments	(1,687)
Share price determined-transferred to equity grants 1	(4,752)
Forfeited	(425)

Balance at March 31, 2017	$12,743
Offer to grant	9,637
Share price determined-converted to cash payments	(6,040)
Share price determined-transferred to equity grants 1	—
Forfeited	(847)

Balance at March 31, 2018	$15,493

[1]	0 and 183,570 shares for the years ended March 31, 2018 and 2017, respectively.

Compensation expenses for the Company associated with both equity and liability classified awards totaled $47,111 , $45,059 , and $35,057 for the years ended March 31, 2018 , 2017 , and 2016 , respectively. At March 31, 2018 , there was $74,950 of total unrecognized compensation cost related to unvested share awards granted under both the 2006 Incentive Plan and 2016 Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.6 years .

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

Prior to the IPO, the Fram board of directors determined the fair value of the shares using input from a third party, which used a combination of historical and forecasted results and market data. The methods used to estimate the fair value of Fram shares included the market approach and the income approach. Under the market approach, fair value was determined by multiplying revenues of comparable public companies by the relevant valuation multiple, adjusted for any differences with the referenced comparable. Under the income approach, fair value was determined by converting future cash flows to a single present amount (discounted) using current expectations about those future amounts. The significant assumptions used to develop the fair value estimates included the discount rate ( 11.5% for 2015) used under the income approach and revenue multiples ( 0.9 x - 4.4 x for 2015) used under the market approach.

(14) STOCKHOLDERS’ EQUITY

(a)	Class A Common Stock

In conjunction with the Company’s IPO, 12,075,000 Class A shares were sold to the public by existing shareholders and 9,524 Class A shares were issued to non-employee directors. During the year ended March 31, 2017, an additional 9,200,000 Class A shares were sold to the public in the February 2017 Follow-on Offering as discussed in note 1, 9,137 shares were issued to non-employee directors, and 733,150 shares were converted from Class B to Class A. Each share of Class A common stock is entitled to one vote per share. During the year ended March 31, 2018 , 5,589 shares were issued to non-employee directors, and 1,252,242 shares were converted from Class B to Class A, in October and November 2017 an additional 3,750,000 Class A shares and in March 2018 an additional 4,000,000 shares were sold to the public in the October 2017 and March 2018 Follow-on Offerings as discussed in note 1. As of March 31, 2018 , there were 438,240 shares of Class A common stock held by ORIX USA. Each share of Class A common stock is entitled to one vote per share.

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

Unpaid dividend of $3,983 and $3,284 were declared previously related to unvested shares as of March 31, 2018 and 2017 , respectively.

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

In February 2017, the board of directors authorized the repurchase of up to $50.0 million of the Company’s Class A common stock. In May 2017, the Company entered into a stock buyback program with a third-party financial institution to purchase shares of common stock. During the twelve months ended March 31, 2018, the Company repurchased and retired 430,237 shares of its outstanding common stock at a weighted average price of $35.17 per share, excluding commissions, for an aggregate purchase price of $15,131 .

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

The Company also provides routine indemnifications relating to certain real estate (office) lease agreements under which it may be required to indemnify property owners for claims and other liabilities arising from the Company’s use of the applicable premises. In addition, the Company guarantees the performance of its subsidiaries under certain office lease agreements. The terms of these obligations vary, and because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the maximum amount that it could be obligated to pay under such contracts. Based on historical experience and evaluation of specific indemnities, management believes that judgments, if any, against the Company related to such matters are not likely to have a material effect on the consolidated financial statements. Accordingly, the Company has not recorded any liability for these obligations as of March 31, 2018 or 2017 .

HOULIHAN LOKEY, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(All tables and balance disclosures are in thousands, except share data or otherwise stated)

In addition, an acquisition made in January 2015 included contingent consideration with a carrying value of $0 and $2,619 , respectively, as of March 31, 2018 and 2017 , and non-contingent consideration with a carrying value of $226 and $3,181 , respectively, as of March 31, 2018 and 2017 , which are included in other liabilities in the accompanying consolidated balance sheets. An acquisition made in January 2017 included contingent consideration with a carrying value of $4,085 and non-contingent consideration with a carrying value of $1,918 as of March 31, 2018 , which are included in other liabilities in the accompanying consolidated balance sheets.

Straight-line rent expense under noncancelable operating lease arrangements and the related operating expenses were approximately $27,799 , $26,205 , and $25,645 for the years ended March 31, 2018 , 2017 , and 2016 , respectively. The approximate future minimum annual noncancelable rental commitments required under these agreements with initial terms in excess of one year are as follows:

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

On April 4, 2018, the Company completed it’s acquisition of Quayle Munro Limited (“Quayle Munro”), an independent advisory firm that provides corporate finance advisory services to companies underpinned by data & analytics, content, software, and services.

On April 5, 2018, the Company settled its $93,500 forward purchase obligation with a related party and the funds held in escrow were released and the related 2,000,000 Class B shares were retired.

On May 22, 2018 the Company completed it’s acquisition of BearTooth Advisors (“BearTooth”), an independent advisory firm that provides strategic advisory and placement agency services to alternative investment managers.

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

HOULIHAN LOKEY, INC.

Date: February 20, 2019	By:	/s/ Scott L. Beiser
	Name:	Scott L. Beiser
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities on the dates indicated.

HOULIHAN LOKEY, INC.

Date: February 20, 2019	/s/ Scott L. Beiser
Scott L. Beiser
Chief Executive Officer
(Principal Executive Officer)

Date: February 20, 2019	*
J. Lindsey Alley
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 20, 2019	*
Irwin N. Gold
Executive Chairman and Director

Date: February 20, 2019	*
Scott J. Adelson
Co-President and Director

Date: February 20, 2019	*
David A. Preiser
Co-President and Director

Date: February 20, 2019	*
Hideto Nishitani
Director

Date: February 20, 2019	*
Jacqueline B. Kosecoff
Director

Date: February 20, 2019	*
Robert A. Schriesheim
Director

Date: February 20, 2019	*
Bennet Van de Bunt
Director

*By:	/s/ Scott L. Beiser
Scott L. Beiser
Attorney-in-Fact