Form 10-K
period 2019-03-31
HOULIHAN LOKEY, INC.
filed 2019-05-24
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2019
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
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $.001	HLI	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of September 30, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $1,530 million.
As of May 20, 2019, the registrant had 38,404,438 shares of Class A common stock, $0.001 par value per share, and 27,835,457 shares of Class B common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2019 annual meeting of stockholders, which the Registrant anticipates will be filed no later than 120 days after the end of its fiscal year, are incorporated by reference in Part III of this Form 10‑K.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES

PART I

Unless the context otherwise requires, as used in this Annual Report on Form 10-K (“Form 10-K”), the terms the “Company,” “Houlihan Lokey, Inc.,” “Houlihan Lokey,” “HL,” "our firm,” “we,” “us” and “our” refer to (i) prior to the corporate reorganization described under “Organizational Structure,” Houlihan Lokey, Inc., a California corporation (“HL CA”), and (ii) following such corporate reorganization, Houlihan Lokey, Inc., a Delaware corporation (“HL DE”), and, in each case, unless otherwise stated, all of its subsidiaries. We use the term “ORIX USA” to refer to ORIX Corporation USA, a Delaware corporation and a wholly owned subsidiary of ORIX Corporation, a Japanese corporation. References to ORIX USA as a holder of our shares mean ORIX USA acting through its indirect wholly owned subsidiary, ORIX HLHZ Holding LLC, a Delaware limited liability company. We use the term “HL Holders” to refer to our current and former employees and members of our management who hold our Class B common stock through the Houlihan Lokey Voting Trust (the "HL Voting Trust"). We use the term “Fram” to refer to Fram Holdings, Inc., a Delaware corporation and formerly our indirect parent. References to the “IPO” mean our initial public offering in August 2015 of 12,075,000 shares of Houlihan Lokey, Inc. Class A common stock in connection with which HL CA reorganized its business. Our fiscal year ends on March 31st; references to fiscal 2019, fiscal 2018 and fiscal 2017 are to the fiscal years ended March 31, 2019, 2018 and 2017, respectively; references in this Form 10-K to years are to calendar years unless otherwise noted.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-K contains forward-looking statements. All statements other than statements of historical fact contained in this Form 10-K may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “intends,” “predicts,” “potential” or “continue,” or the negative of these terms or other similar expressions.
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
•changing market conditions;
•reputational risk;
•our volatile revenue and profits on a quarterly basis;
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
•costs of compliance associated with broker-dealer, employment, labor, benefits and tax regulations;
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
Established in 1972, Houlihan Lokey, Inc., is a leading global independent investment bank with expertise in mergers and acquisitions (M&A), capital markets, financial restructurings and financial advisory services. Through our offices in the United States, Europe, Asia, Australia, and Dubai, we serve a diverse set of clients worldwide including corporations, financial sponsors and government agencies. We provide our financial professionals with an integrated platform that enables them to deliver meaningful and differentiated advice to our clients. We advise our clients on critical strategic and financial decisions, employing a rigorous analytical approach coupled with deep product and industry expertise. We market our services through our product areas, our industry groups and our Financial Sponsors group, serving our clients in three primary business practices: Corporate Finance (encompassing M&A and capital markets advisory), Financial Restructuring (both out-of-court and in formal bankruptcy or insolvency proceedings) and Financial Advisory Services (including financial opinions, and a variety of valuation and financial consulting services).
We are committed to a set of principles that serve as the backbone of our success. Independent advice and intellectual rigor, combined with consistent senior-level involvement, are hallmarks of our commitment to client service. Our entrepreneurial culture engenders our flexibility to collaborate across our business practices to provide world-class solutions for our clients. Our broad-based employee ownership serves to align the interests of employees and shareholders and further encourages a collaborative environment where our Corporate Finance, Financial Restructuring and Financial Advisory Services business practices work together productively and creatively to solve our clients’ most critical financial issues. We enter into businesses or offer services where we believe we can excel based on our expertise, analytical sophistication, industry focus and competitive dynamics. Finally, we remain independent and specialized, focusing on advisory products and market segments where our expertise is both differentiating and less subject to conflicts of interest arising from non-advisory products and services, and where we believe we can be a market leader in a particular segment. We do not lend or engage in any securities sales and trading operations or research which might conflict with our clients’ interests.
As of March 31, 2019, we had a team of 969 financial professionals across 21 offices globally and an additional office through our joint venture in Italy, serving more than 1,000 clients annually over the past several years, ranging from closely held companies to Fortune Global 500 corporations. Information on our segments is set forth in "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
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

Corporate Finance
As of March 31, 2019, we had 108 Corporate Finance Managing Directors utilizing a collaborative, interdisciplinary approach to provide our clients with extensive industry and product expertise and global reach in a wide variety of M&A and capital markets transactions. We compete with boutique firms focused on particular industries or geographies as well as other global independent investment banks and bulge-bracket firms. A majority of our engagements relate to mid-cap transactions, which we believe is an attractive segment that is underserved by bulge-bracket investment banks. We believe that our deep sector expertise, significant senior banker involvement and attention, strong financial sponsor relationships and global platform provide a compelling value for our clients, engendering long-term relationships and providing a competitive advantage against our peers in this segment of the market.
We believe that through our industry groups we have a meaningful presence in every major industry segment, including: business services; consumer, food & retail; data & analytics; energy; financial institutions; healthcare; industrials; real estate, lodging & leisure; technology: and media & telecommunications. We continue to expand and deepen our specialized industry capabilities through a combination of internal promotion, external hires and acquisitions.  While the majority of our engagements are in the United States, we continue to enhance our presence in other geographies, including Europe, Asia, Australia and Dubai and we believe there will be continued opportunities to grow in regions outside the United States.

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
Our M&A business consists primarily of sell-side and buy-side engagements. In particular, we believe we have developed a reputation in the marketplace as one of the most prolific sell-side advisors, consistently selling more companies under $1 billion than any competitor. We provide advice and services to a diverse set of parties, including public and private company executives, boards of directors, special committees and financial sponsors.

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

Our Capital Markets Advisory professionals leverage a wide array of longstanding, senior-level lender and investor relationships, including with traditional and non-traditional direct capital providers (such as institutional credit funds, commercial finance companies, business development companies, insurance companies, pension funds, mutual funds, global asset managers, special situations investors and structured equity providers). As the traditional syndicated capital markets have become increasingly complex and more regulated, the private capital markets have developed to provide an alternative source of flexible capital that can be tailored to meet clients’ needs.

We believe we excel in providing our clients with sophisticated and thoughtful advice and access to traditional and non-traditional capital providers in the private and public capital markets. Our objective is to help clients create a capital structure that enables them to achieve their strategic priorities on the best terms available in the market, which often involves raising more than one type of capital.

Financial Restructuring
As of March 31, 2019, we had 44 Financial Restructuring Managing Directors working around the globe, which we believe constitutes one of the largest restructuring groups in the investment banking industry. Our Financial Restructuring group has earned a reputation for being the advisor of choice for many of the largest and most complex restructurings, offering knowledge, experience and creativity to address challenging situations. We operate in all major worldwide markets as debt issuances have increased around the world. Our Financial Restructuring professionals bring to bear deep expertise and experience in restructurings in the United States, Canada, Europe, Asia, Australia, the Middle East, Latin America and Africa. Given the depth and breadth of the team’s expertise and the high barriers to entry for this expertise and experience, international and multi-jurisdictional restructurings represent an attractive opportunity for our Financial Restructuring group.
The group employs an interdisciplinary approach to engagements, calling upon the expertise of our industry groups, Capital Markets Advisory group and Financial Sponsors group, and drawing on the worldwide resources of the Financial Restructuring team as each situation may require. The Financial Restructuring group has deep experience evaluating complex, highly leveraged situations. In addition to comprehensive financial restructurings, we work with distressed companies on changes of control, asset sales and other M&A and capital markets activities, many times involving the sale of a company or its assets quickly, and in contested or litigious settings on expedited timeframes. We advise companies undergoing financial restructuring and creditor constituencies at all levels of the capital structure, in both out-of-court negotiations and in formal bankruptcy or insolvency proceedings. Our experience, geographic diversity and size allow us to provide the immediate attention and staffing required for time-sensitive and mission-critical restructuring assignments, making us a valued partner for our clients.
Our dedicated team is active throughout business cycles. Our Financial Restructuring practice serves as a countercyclical hedge across macroeconomic cycles, with increasing levels of restructuring opportunities often occurring during periods when demand for M&A and capital markets advisory services may be reduced. In robust macro-economic environments, demand for the services of our Financial Restructuring team generally continues due to opportunities arising from secular and cyclical disruptions in certain industries. Our geographic diversity and global market leadership allow our Financial Restructuring group to maintain significant levels of activity even when the U.S. capital markets are vibrant.
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
Our Financial Restructuring professionals work closely with our Corporate Finance and Financial Advisory Services professionals to provide holistic advice and services. In financial restructuring assignments, our team may represent the company, the creditors or other stakeholders.
Financial Advisory Services
As of March 31, 2019, we had 33 Managing Directors in our Financial Advisory Services group, which we believe represents one of the largest and most respected valuation and financial opinion practices in the United States. We have developed a reputation as a thought-leader in the field of valuation, and our professionals produce influential studies and publications, which are recognized and valued throughout the financial industry. We believe our extensive transaction expertise and leadership in these fields inspire the confidence of the financial executives, boards of directors, special committees, retained counsel, investors and business owners that we serve. We believe that our reputation for delivering an outstanding analytical product that will withstand legal or regulatory scrutiny coupled with our independence makes us the advisor of choice for clients seeking to obtain a complex valuation or transaction opinion.
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

Our People
Our goal is to attract, develop and retain the best talent in our industry across all levels. We believe our compensation programs are competitive, offering a portion of compensation in deferred cash and a portion in deferred stock awards to provide incentives for our employees to remain with us. In addition, we strive to foster a collaborative environment to attract and retain employees, and we seek individuals who fit our culture of entrepreneurship, integrity, creativity and commitment to our clients. For over 20 years, we have emphasized broad employee ownership as a way to align the incentives of our employees and shareholders. As of March 31, 2019, we had approximately 565 present and former employee shareholders that collectively owned approximately 38% of our equity with no single employee owning more than 3% of our equity. We believe that a strong emphasis on cultural fit during our recruiting process combined with broad employee ownership results in high retention rates.
Our Managing Directors (other than our executive officers) are compensated based on their ability to deliver profitable revenues on a consistent basis to our firm, the quality of advice and execution provided to our clients, and their collaboration with their colleagues across industries, products and regions. We do not compensate on a commission-based pay model. Our compensation structure for junior financial professionals is based on a system of meritocracy whereby bankers are rewarded for past performance and expectation of future development, and compensation levels are tested against prevailing market compensation for bankers at similar levels.
The primary sources of recruitment for our junior financial professionals are leading undergraduate and graduate programs around the world. Our consistent hiring practices year after year have created partnerships with these institutions and resulted in a steady and high-quality pipeline of junior financial professionals. To supplement this annual class of new hires, we opportunistically and strategically hire professionals with experience and backgrounds relevant to our various businesses. Regardless of title, we place a high degree of emphasis on cultural fit, technical capability and individual character. When we hire junior financial professionals, we hire them directly into one of our business practices to enable them to begin to develop their relevant skill set from day one.
Across our firm, we devote significant time and resources to training and mentoring our employees to ensure every person achieves their highest possible potential. We strive to identify and cultivate future leaders within our firm and are committed to developing our brightest and most ambitious junior professionals into Managing Directors. This philosophy of investing in our people has been and will continue to be core to our culture and organization. As of March 31, 2019, 2018 and 2017, we employed 1,354, 1,228 and 1,171 people, respectively, worldwide.
Competition
Our competitors are other investment banking and financial advisory firms. We compete on both a global and a regional basis, and on the basis of a number of factors, including industry knowledge, transaction execution skills, strength of client relationships, reputation and price. We believe our primary competitors vary by product and industry expertise and would include the following: for our Corporate Finance practice, Evercore Partners, Jefferies LLC, Lazard Ltd, Moelis & Company, N M Rothschild & Sons Limited, Piper Jaffray Companies, Robert W. Baird & Co. Incorporated, Stifel Financial Corp., William Blair & Company, L.L.C., and the bulge-bracket investment banking firms; for our Financial Restructuring practice, Evercore Partners, Lazard Ltd, Moelis & Company, N M Rothschild & Sons Limited and PJT Partners; and for our Financial Advisory Services practice, Duff & Phelps Corp., the “big four” accounting firms, and various global financial advisory firms.
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

Regulation
United States
Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and across the globe. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the United States, the Securities and Exchange Commission (the "SEC") is the federal agency responsible for the administration of the federal securities laws. Houlihan Lokey Capital, Inc. (“Houlihan Lokey Capital”), our wholly owned subsidiary, through which we conduct our Corporate Finance, Financial Restructuring and transaction opinion businesses in the United States, is registered as a broker-dealer with the SEC. Houlihan Lokey Capital is subject to regulation and oversight by the SEC. In addition, the Financial Industry Regulatory Authority, Inc. ("FINRA"), a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its broker-dealer member firms, including Houlihan Lokey Capital. State securities regulators also have regulatory or oversight authority over Houlihan Lokey Capital in those states in which it does business.
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
Houlihan Lokey Financial Advisors, Inc. (“HLFA”), our wholly owned subsidiary, provides valuation services and related financial analyses of various businesses and types of assets which are used by clients in connection with mergers and acquisitions, divestitures, recapitalizations, dispute analysis, and estate, gift and income tax support. In rendering such analyses, HLFA does not: (i) make recommendations or provide advice with respect to the merits of any security or transaction, the suitability of transacting in any security, or any investment decision with respect to any security, or (ii) manage or hold client accounts, securities or funds. In addition to valuation and financial consulting and analytic services, HLFA provides dispute resolution and financial consulting services.
The USA PATRIOT Act of 2001 and the Treasury Department’s implementing federal regulations require us, as a “financial institution,” to establish and maintain an anti-money-laundering program. The Financial Crimes Enforcement Network (“FinCEN’’), a part of the United States Department of the Treasury, is charged with protecting the financial system from illicit use, combating money laundering, and promoting national security through financial intelligence.  FinCEN’s customer due diligence rule requires certain financial institutions, including broker-dealers, to obtain, verify, and record certain client information, including, in some cases, beneficial ownership, as well as to maintain adequate internal controls to prevent and detect possible violations of anti-money laundering rules. In addition, in connection with its administration and enforcement of economic and trade sanctions based on United States foreign policy and national security goals, the Treasury Department’s Office of Foreign Assets Control (“OFAC”) publishes a list of individuals and companies owned or controlled by, or acting for or on behalf of, targeted countries. It also lists individuals, groups and entities, such as terrorists and narcotics traffickers, designated under programs that are not country-specific. Collectively, such individuals and companies are called “Specially Designated Nationals” (“SDNs”). Assets of SDNs are blocked, and we are generally prohibited from dealing with them. In addition, OFAC administers a number of comprehensive sanctions and embargoes that target certain countries, governments and geographic regions. We are generally prohibited from engaging in transactions involving any country, government, entity, or person that is subject to such comprehensive sanctions.

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
Europe
Our European advisory business is conducted primarily through our subsidiary, Houlihan Lokey EMEA, LLP, a limited liability partnership organized under the laws of England and Wales, with its main office in the United Kingdom and branches in France, Germany, Spain and Croatia.
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
Houlihan Lokey EMEA, LLP has exercised the appropriate European financial services passport rights to provide cross-border services into all other members of the European Economic Area (the “EEA”) from the United Kingdom and to establish branches in France, Germany, Spain and Croatia. These “passport” rights derive from the pan-European regime established by the EU Markets in Financial Instruments Directive, which regulates the provision of investment services and activities throughout the EEA.
In June 2016, the United Kingdom voted to withdraw from the European Union (“Brexit”). The Article 50 European Union (EU) exit process was invoked by the UK government on March 2017. This provided for a two-year period at the end of which the United Kingdom was scheduled to leave the EU, and during which time the parties sought to negotiate the terms of their separation (“Exit Deal”). While an Exit Deal has not yet been finally agreed and ratified, the remaining EU27 member states have now agreed with the UK to delay Brexit until October 31, 2019 (at the latest), on the outstanding condition that the UK does not undermine the smooth running of the EU and its institutions. The date on which the UK leaves the EU also could be before October 31, 2019 if the UK and EU ratify an Exit Deal, which might provide for a further transitional period allowing for a managed regulatory realignment between the EU and UK. In order to mitigate the effects of Brexit on our European business, we have incorporated a new European hub entity in Germany, from which we plan to conduct our regulated business in the EU should it no longer be practicable to provide such services cross-border from the UK. We have filed an application with the relevant German regulatory authorities to conduct this business from the new German entity. Brexit may further impact our European business in ways that are unknown at this time and/or may result in costs that are indeterminate at this time.
Since the acquisition of our subsidiary Quayle Munro Limited (now renamed "Houlihan Lokey (Corporate Finance) Limited"), we have continued to operate its business through that entity. It is also authorized and regulated by the United Kingdom's Financial Conduct Authority and has exercised passport rights as referred to above to provide cross-border services into other EEA states where it provides services time to time. In addition to Houlihan Lokey (Corporate Finance) Limited, we provide corporate finance advisory services through other subsidiaries in Germany, the Netherlands and Spain as well as holding a joint venture interest in an entity providing such services in Italy.
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

Singapore
On April 26, 2017, the Monetary Authority of Singapore (“MAS”) acknowledged receipt of the lodgment by our subsidiary, Houlihan Lokey (Singapore) Private Limited, of the relevant form notifying MAS of its commencement of business as a person exempted from the requirement to hold a capital markets services license to carry on business in advising on corporate finance activities, with effect from March 6, 2017.  As a result of such lodgment, Houlihan Lokey (Singapore) Private Limited is able to conduct business in Singapore as an “exempt corporate finance adviser,” subject to compliance with regulation governing such status as applicable from time to time in Singapore.
Dubai
Effective September 25, 2017, the Dubai Financial Services Authority ("DFSA") granted a license under Article 48 of the Regulatory Law 2004 to Houlihan Lokey (MEA Financial Advisory) Limited to carry on business providing certain regulated financial services from its office in the Dubai International Financial Centre. Such entity is subject to DFSA administered law and regulation (most notably as provided in the DFSA Rulebook), and individuals within it carrying out "licensed functions" (essentially senior management roles) are required to be approved by DFSA to so act.
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

Organizational Structure
Overview
Houlihan Lokey, Inc. is a holding company that operates our business through its subsidiaries, the primary subsidiaries being Houlihan Lokey Capital, HLFA and Houlihan Lokey EMEA LLP, each of which is described above under “Regulation.”
The diagram below depicts our current organizational structure and the percentages are as of March 31, 2019:

HL Voting Trust
ORIX USA
Public
Class B common stock
- 80.4% voting interest
- 38.1% economic interest
Class A common stock
- 1.3% voting interest
- 6.3% economic interest
Class B common stock
- 7.3% voting interest
- 3.5% economic interest
Class A common stock
- 11.0% voting interest
- 52.1% economic interest
Houlihan Lokey, Inc.
Houlihan Lokey, Inc. Subsidiaries

HL Voting Trust Agreement
In connection with the corporate reorganization and the IPO, we entered into the Voting Trust Agreement (the “HL Voting Trust Agreement”) dated as of August 18, 2015 with the HL Holders and the trustees of the HL Voting Trust. Pursuant to the HL Voting Trust Agreement, the trustees have the right to vote the shares of our common stock deposited by any HL Holder, together with any shares of Class B common stock acquired by such HL Holder, in their sole and absolute discretion on any matter, without fiduciary duties of any kind to the HL Holders. As of March 31, 2019, the HL Voting Trust controlled approximately 80.4% of the total voting power of the Company.

Lock-Up Agreements
In connection with the corporate reorganization and subsequent grants of Class B common stock, each HL Holder depositing shares of our common stock into the HL Voting Trust also entered into an individual lock-up agreement with the Company. Under these lock-up agreements, shares of our common stock deposited into the HL Voting Trust and beneficially owned by the HL Holders generally were locked up for a period of three years following the effective date of the IPO, after which these shares become transferable in three equal installments on each of the third, fourth and fifth anniversary of the IPO; provided that shares of our common stock held by managing directors and certain senior corporate officers of the Company whose employment with us or any of our subsidiaries terminated prior to the third anniversary of the IPO for reasons other than death or disability generally are subject to transfer restrictions, and are ineligible to participate in any follow-on offerings, in each case, through the seventh anniversary of the IPO. Notwithstanding the foregoing, the lock-up agreements provide that:
•up to 10% of each HL Holder’s shares held through the HL Voting Trust may be transferred for the purpose of charitable gifts and transfers to various family trusts for estate planning purposes, with any shares transferred under this exception reducing the number of shares that become transferable on the next transferability date; and
•our board of directors may authorize sales in underwritten offerings in accordance with the terms of the registration rights agreement entered into between HL and the HL Holders; provided that any shares sold under this exception will reduce the number of shares that become transferable on the next transferability date.

Under the lock-up agreements, our board of directors may consent to exceptions to those transfer restrictions, subject to any limitations or conditions imposed by it.
Stockholders’ Agreement
In connection with the IPO, we entered into the Stockholders' Agreement dated as of August 18, 2015 (the "Stockholders' Agreement") with ORIX USA and the trustees of the HL Voting Trust. Pursuant to the Stockholders' Agreement, our board of directors initially consisted of eleven members, with ORIX USA and the trustees on behalf of the HL Voting Trust each having the right to recommend the nomination of four of the eleven board members. In August 2018, the Post-IPO Percentage Ownership (as defined in the Stockholders' Agreement) of ORIX USA decreased below 10%, as a result of which the number of director nominees that ORIX USA was entitled to recommend pursuant to the Stockholders’ Agreement was reduced to one and the number of director nominees that the trustees of the HL Voting Trust was entitled to recommend was increased to ten.  On October 18, 2018, Ron K. Barger, Robert J.B. Lenhardt and Paul E. Wilson resigned from their positions as directors of the Company, effective as of such date. Each of Messrs. Barger, Lenhardt and Wilson were nominated by ORIX USA and had been elected as directors of the Company in accordance with the Stockholders’ Agreement. Effective immediately following the resignations described above, the remaining members of the Company’s board of directors (i) elected Paul Zuber to serve as an independent Class I director of the Company, until the 2019 Annual Meeting of Stockholders and until such time as his successor shall be duly elected and duly qualified or until his earlier death, resignation or removal and (ii) reduced the size of the board from eleven members to nine members.  After the reduction of the number of board members, the trustees of the HL Voting Trust have the right to recommend the nomination of eight members of the Company's board of directors and ORIX USA is entitled to nominate one member of the Company’s board of directors. Hideto Nishitani continues to serve on the Company’s board of directors as a nominee of ORIX USA. In addition, under the Stockholders' Agreement, we have agreed with ORIX USA upon certain standards to be satisfied in order for shares of our common stock subject to individual lock-up agreements to participate in underwritten offerings.

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
In addition, we face the possibility of an actual, potential or perceived conflict of interest where we represent a client on a transaction in which an existing client is a party. We may be asked by two potential clients to act on their behalf on the same transaction, including by two clients as potential buyers in the same acquisition transaction. In each of these situations, we face the risk that our current policies, controls and procedures may not timely identify or appropriately manage such conflicts of interest. Conflicts may also arise from investments or activities of employees outside their business activities on behalf of the Company. It is possible that actual, potential or perceived conflicts could give rise to client dissatisfaction, litigation or regulatory enforcement actions. Appropriately identifying and managing actual or perceived conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation which could materially adversely affect our business in a number of ways, including a reluctance of some potential clients and counterparties to do business with us.
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
Goodwill and other intangible assets represent a significant portion of our assets, and totaled $794.6 million as of March 31, 2019. Goodwill is the excess of cost over the fair market value of net assets acquired in business combinations. We review goodwill and intangible assets at least annually for impairment. We may need to perform impairment tests more frequently if events occur or circumstances indicate that the carrying amount of these assets may not be recoverable. These events or circumstances could include a significant change in the business climate, attrition of key personnel, a prolonged decline in our stock price and market capitalization, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of one of our businesses and other factors. Although we determined that it is not more likely than not that the fair values of our goodwill and intangible assets were less than their carrying values during our fiscal 2019 and fiscal 2018, annual impairment reviews of indefinite-lived intangible assets or any future impairment of goodwill or other intangible assets would result in a non-cash charge against earnings, which would adversely affect our results of operations. The valuation of the reporting units requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our reporting units, including such factors as market performance, changes in our client base and projected growth rates. Because these factors are ever changing, due to market and general business conditions, our goodwill and indefinite-lived intangible assets may be impaired in future periods.

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
Recently enacted U.S. tax legislation, the Tax Cuts and Jobs Act that was signed into law on December 22, 2017 (the “Tax Act”), has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, adopting elements of a territorial tax system, imposing a one-time transition tax (or “repatriation tax”) on all undistributed earnings and profits of certain U.S.-owned foreign corporations, revising the rules governing net operating losses and the rules governing foreign tax credits, and introducing new anti-base erosion provisions. In some instances, the legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Department of the Treasury and Internal Revenue Service (“IRS”), any of which could lessen or increase certain adverse impacts of the legislation. Furthermore, in some instances, it is still unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. Changes in tax law (including future Treasury notices or regulations related to the Tax Act) could adversely affect the Company’s tax expense or its effective income tax rate. We urge our investors to consult with their legal and tax advisors with respect to such legislation and the potential tax consequences of investing in our Class A common stock.
Our international operations are subject to certain risks, which may affect our revenue.
In fiscal 2019, we earned approximately 19% of our revenue from our international operations. We intend to grow our non-United States business, including growth into new regions with which we have less familiarity and experience, and this growth is important to our overall success. In addition, many of our larger clients are non-United States entities. Our international operations carry special financial and business risks, which could include the following:
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
Because our financial statements are denominated in United States dollars and we receive a portion of our net revenue in other currencies, we are exposed to fluctuations in foreign currencies. In addition, we pay certain of our expenses in such currencies. Fluctuations in foreign currency exchange rates led to a net loss in cash of $8.7 million for fiscal 2019, compared to a net gain in cash of $0.8 million for fiscal 2018. In particular, we are exposed to the Euro and the pound sterling, and the weakening of the Euro and other currencies relative to the United States dollar has had, and may continue to have, an adverse effect on our revenue. From time to time, we have entered into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. Notwithstanding our entry into such hedge transactions, a depreciation of any of the currencies to which we are exposed relative to the United States dollar could result in an adverse impact to our business, financial condition, results of operations and/or cash flows.
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
We face the risk that certain clients may not have the financial resources to pay our agreed-upon advisory fees, including in the bankruptcy or insolvency context. Our clients include some companies that may from time to time encounter financial difficulties. If a client's financial difficulties become severe, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. On occasion, some of our clients have entered bankruptcy, which has prevented us from collecting amounts owed to us. The bankruptcy of a number of our clients that, in the aggregate, owe us substantial accounts receivable could have a material adverse effect on our business, financial condition and results of operations. In addition, if a number of clients declare bankruptcy after paying us certain invoices, courts may determine that we are not properly entitled to those payments and may require repayment of some or all of the amounts we received, which could adversely affect our business, financial condition and results of operations. In addition, some fees earned from certain activities in our Financial Restructuring business segment are subject to approval by the United States Bankruptcy Courts and other interested parties, including United States Trustees, which have the ability to challenge the payment of those fees. Fees earned and reflected in our revenue may from time to time be subject to successful challenges, which could result in a reduction of revenue. Finally, certain clients may also be unwilling to pay our advisory fees in whole or in part, in which case we may have to incur significant costs to bring legal action to enforce our engagement agreements to obtain our advisory fees. We accrued bad debt expense of $1,707 thousand in fiscal 2019 and $2.0 million in fiscal 2018, related to uncollectible or doubtful accounts receivable.
We may not be able to generate sufficient cash in the future to service any future indebtedness.
As of March 31, 2019, we only had $31.2 million of debt and other liabilities, but may incur additional debt in the future. Our ability to make scheduled payments on or to refinance our debt obligations will depend on our business, financial condition and results of operations. We cannot provide assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal of, and interest on, our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance such indebtedness.
Our businesses, profitability and future prospects may be adversely affected by Brexit.
As discussed in “Business - Regulation” in Part I, Item 1 of this Form 10-K, as a result of the process spawned by Brexit, there is considerable uncertainty as to the regulatory framework that will govern transactions and business undertaken by our UK-based subsidiaries in the EU, both in the near term and the long term. As a result, we face numerous risks that could adversely affect how we conduct our businesses or our profitability and liquidity.

Our UK-based operating subsidiaries currently benefit from non-discriminatory access to EU clients through arrangements for cross-border “passporting” and the establishment of EU branches. It is uncertain whether these subsidiaries will continue to benefit from the existing access arrangements for financial services following October 31, 2019, the date on which the UK is scheduled to leave the EU, or on any other date that the UK leaves the EU. Further, in the event of Brexit (with or without an Exit Deal), there is uncertainty regarding the terms of the long-term trading relationship between the EU and the UK, including the terms of access to each other’s financial markets.
Operating in the EU through our new European hub entity in Germany could materially adversely affect the manner in which we operate certain businesses in Europe, require us to restructure certain of our operations and expose us to higher operational, regulatory and compliance costs, higher taxes, higher subsidiary-level capital and liquidity requirements, additional restrictions on intercompany transactions, and new restrictions on the ability of our subsidiaries to share personal data, including client data, all of which could adversely affect our liquidity and profitability.
Although we have invested significant resources to plan for and address Brexit, there can be no assurance that we will be able to successfully execute our strategy. In addition, even if we are able to successfully execute our strategy, we face the risk that Brexit could have a disproportionately adverse effect on our EU operations compared to some of our competitors who have more extensive pre-existing operations in the EU outside of the UK. In addition, Brexit has created an uncertain political and economic environment in the UK, and may create such environments in other EU-member states. Political and economic uncertainty has in the past led to, and the outcome of Brexit could lead to, declines in market liquidity and activity levels, volatile market conditions, a contraction of available credit, changes in interest rates or exchange rates, weaker economic growth and reduced business confidence all of which could adversely impact our business.
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
Each share of our Class B common stock is entitled to ten votes per share, and each share of our Class A common stock is entitled to one vote per share. In February 2019, ORIX USA converted an additional 3,500,000 shares of Class B common stock to Class A common stock, resulting in ORIX USA owning, as of March 31, 2019, 4,109,721 shares of Class A common stock and 2,268,214 shares of Class B common stock. As a result of the greater number of votes per share attributed to our Class B common stock, as of March 31, 2019, ORIX USA and the HL Holders through the HL Voting Trust (which hold 24,929,520 shares of Class B common stock) collectively beneficially owned 31,307,455 shares of common stock representing approximately 47.9% of the economic interest, and control 89.0% of the voting power of our outstanding capital stock. ORIX USA and the HL Voting Trust will, for the foreseeable future, have significant influence over our corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval. ORIX USA and the HL Voting Trust are collectively able, subject to applicable law and voting arrangements between them, to elect a majority of the members of our board of directors and control actions to be taken by us and our board of directors, including amendments to our amended and restated certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. This concentrated control will limit the ability of holders of our Class A common stock to influence corporate matters for the foreseeable future and may materially adversely affect the market price of our Class A common stock. It is possible that the interests of ORIX USA and the HL Voting Trust may in some circumstances conflict with our interests and the interests of our other stockholders. For example, ORIX USA and the HL Voting Trust may have different tax positions or other differing incentives from other stockholders that could influence their decisions regarding whether and when to cause us to dispose of assets, incur new or refinance existing indebtedness or take other actions. Additionally, the holders of our Class B common stock may cause us to make strategic decisions or pursue acquisitions that could involve risks to holders of our Class A common stock or may not be in the best interests of holders of our Class A common stock.

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
All of our executive officers and the other HL Holders who have deposited their shares into the HL Voting Trust are subject to lock-up agreements that restrict their ability to transfer shares of our capital stock. These agreements restricted these holders’ ability to transfer shares of our capital stock until August 2018, subject to acceleration in certain circumstances. In August 2018, approximately 3.9 million shares were released from these restrictions.  The shares of common stock held by HL Holders indirectly through the HL Voting Trust which remain subject to these restrictions will become transferable in two equal installments in each of August 2019 and 2020. In addition, shares of our common stock held by managing directors and certain senior corporate officers of the Company whose employment with the Company or a subsidiary thereof was terminated (other than due to a death or disability) before the third anniversary of the IPO are now subject to transfer restrictions for seven years following the IPO. As of March 31, 2019, 24,929,520 shares of our Class A common stock issuable upon conversion of outstanding Class B common stock are eligible for sale, subject to the restrictions under the lock-up agreements described above, and subject to certain restrictions under the Securities Act of 1933, as amended (the “Securities Act”). Stockholders who are subject to any of the lock-up agreements described above may be permitted to sell shares prior to the expiration of the applicable lock-up agreement in certain circumstances, including a secondary offering, or as a result of a waiver approved by the Board of Directors.

We will continue to incur increasing costs as a result of becoming a public company and in the administration of our organizational structure.
As a public company, we incur significant legal, accounting, insurance and other expenses that we did not previously incur as a private company, including costs associated with public company reporting requirements. We will continue to incur costs associated with the Sarbanes-Oxley Act and related rules implemented by the SEC. We also incur ongoing periodic expenses in connection with the administration of our organizational structure. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing as a result of additional rules and regulations. We expect this to continue which will likely make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.
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
Provisions of our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law could discourage, delay or prevent a merger, acquisition or other change in control of our company, even if such change in control would be beneficial to our stockholders. Certain provisions of our amended and restated certificate of incorporation and our amended and restated bylaws that could prevent or delay a change in control of our company include:
•the ability to issue “blank check” preferred stock, which could increase the number of outstanding shares and thwart a takeover attempt;
•a classified board of directors so that not all members of our board of directors are elected at one time;
•the ability to remove directors only for cause;
•no use of cumulative voting for the election of directors;
•no ability of stockholders to call special meetings;
•supermajority voting provisions for stockholder approval of amendments to our certificate of incorporation and by-laws;
•the requirement that, to the fullest extent permitted by law and unless we agree otherwise, certain proceedings against or involving us or our directors, officers or employees be brought exclusively in the Court of Chancery in the State of Delaware;
•the ability of stockholders to take action by written consent; and
•advance notice and duration of ownership requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Class A common stock is traded on the New York Stock Exchange under the symbol “HLI.” There is no publicly traded market for our Class B common stock. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be converted automatically into one share of Class A common stock upon transfer thereof, subject to certain exceptions. Our fiscal year ends on March 31 of each year.
As of May 20, 2019, there were approximately six holders of record of our Class A common stock and two holders of record of our Class B common stock. This does not include the number of shareholders that hold shares in "street-name" through banks or broker-dealers or through the HL Voting Trust.
Dividend Payments and Dividend Policy
The Company has regularly declared and paid quarterly dividends and plans to continue paying regularly quarterly dividends.
The declaration and payment of any future dividends will be at the sole discretion of our board of directors. Our board of directors will take into account: general economic and business conditions; our financial condition and operating results; our available cash and anticipated cash needs; capital requirements; contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders; and such other factors as our board of directors may deem relevant.
Unregistered Sales of Equity Securities and Use of Proceeds
In December 2018, we issued an aggregate of 40,253 shares of Class B common stock at a price of $41.37 per share to certain former employees in connection with the acquisition of Leonardo & Co.
The foregoing issuance of unregistered equity securities did not involve any underwriters, underwriting discounts or commissions, or any public offering, and, to the extent any such issuances constituted a sale of unregistered equity securities, we believe that such transaction was originally exempt from the registration requirements of the Securities Act in reliance on Rule 701 promulgated under the Securities Act as a transaction pursuant to a compensatory benefit plan approved by our board of directors, or Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering, based in part on representations from the recipients regarding their investment intention, sophistication, net worth and access to information concerning us.

Stock Performance

The stock performance graph below compares the performance of an investment in our Class A common stock, from August 13, 2015 through March 29, 2019, with that of the S&P 500 Index and the S&P Financial Index.  The graph assumes $100 was invested in each of our Class A common stock on August 13, 2015 (at the closing price on the first trading day following our initial public offering), the S&P 500 Index and the S&P Financial Index.  It also assumes that dividends were reinvested on the date of payment without payment of any commissions.  The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF HISTORICAL RETURNS AMONG HOULIHAN LOKEY, INC. CLASS A COMMON STOCK, S&P 500 INDEX AND S&P FINANCIALS INDEX
$235
$210
$185
$160
$135
$110
$85
8/13/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/30/2016
3/31/2017
6/30/2017
9/29/2017
12/29/2017
3/29/2018
6/29/2018
9/28/2018
12/31/2018
3/29/2019
Houlihan Lokey, Inc.
S&P 500 Index
S&P Financials Index

Purchases of Equity Securities

The following table summarizes all of the repurchases of Houlihan Lokey, Inc. equity securities during the quarter ended March 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased and Retired As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2019 - January 31, 2019	—	—	—	—
February 1, 2019 - February 28, 2019	245	43.99	245	—
March 1, 2019 - March 31, 2019	—	—	—	—
Total	245	$43.99	245	$65,049,753
_______________________
(1) In July 2018, the board of directors authorized the repurchase of up to an additional $100 million of the Company's common stock (incremental to the $50 million repurchase program that was approved by our board in February 2017). The shares of Class A common stock repurchased through this program have been retired.

Item 6.	Selected Financial Data

The following selected financial and other data are derived from our audited consolidated financial statements. The selected financial and other data should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Form 10-K.

($ in thousands)	Year ended March 31,
	2019	2018	2017
Consolidated Statements of Operations Data:
Revenues	$1,084,385	$963,364	$872,091
Operating expenses:
Employee compensation and benefits	692,073	636,631	582,244
Non-compensation expenses	172,785	112,287	107,852
Total operating expenses	864,858	748,918	690,096
Operating income	219,527	214,446	181,995
Other (income) expense, net	(4,793)	(3,390)	3,508
Income before provision for income taxes	224,320	217,836	178,487
Provision for income taxes	65,214	45,553	70,144
Net income	159,106	172,283	108,343

Weighted average number of shares outstanding
Basic	62,213,414	62,494,275	61,100,497
Diluted	65,846,132	66,324,093	66,579,130

Net income attributable to Houlihan Lokey, Inc. per share
Basic	$2.56	$2.76	$1.77
Diluted	$2.42	$2.60	$1.63

Cash dividends per share	$1.08	$0.80	$0.71

Consolidated Balance Sheets Data:
Cash and cash equivalents	$285,746	$206,723	$300,314
Investment securities (1)	125,258	209,319	—
Total assets	1,423,058	1,418,841	1,385,707
Long-term obligations (2)	8,004	10,872	15,112
Total liabilities	531,729	566,028	655,252
Total stockholders' equity	891,329	852,813	726,617
_______________________
(1) Investment securities consists of corporate debt, certificates of deposit, and U.S. treasury securities with maturities less than one year.
(2) For further detail, please see Contractual Obligations included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
Executive Overview
Established in 1972, Houlihan Lokey is a leading global independent investment bank with expertise in M&A, financings, financial restructurings and financial advisory services. Through our 21 locations in the United States, Europe, Middle East, and Asia and one location through our joint venture in Milan, we serve a diverse set of clients worldwide including corporations, financial sponsors, and government agencies. We advise our clients on critical strategic and financial decisions employing a rigorous analytical approach coupled with deep product and industry expertise.
We operate in three segments: Corporate Finance, Financial Restructuring and Financial Advisory Services. In our Corporate Finance business segment, we believe we are an established leader in M&A and capital markets advisory services. Through our Financial Restructuring business segment, we advise on some of the largest and most complex restructurings around the world. Our Financial Advisory Services business segment is one of the largest and most respected valuation, financial opinion and financial consulting practices in the United States.
As of March 31, 2019, we served our clients globally with 969 financial professionals, including 185 Managing Directors. We plan to continue to grow our firm across industry sectors, geographies and products to deliver quality advice and innovative solutions to our clients, both organically and through acquisitions. Acquisitions over the last several years include: Milestone Advisors in December 2012, which we combined with our existing financial institutions group to create a more robust platform; ArchPoint Partners LLC in March 2014, which significantly increased our expertise in the technology sector; Bridge Strategy Group, LLC in January 2015, which added strategic consulting to our current consulting capabilities for C-suite relationships; M.E.S.A. Securities, Inc. in June 2015, which increased our capabilities in the digital and traditional media sectors; McQueen Holdings Limited in September 2015, which increased our capacity in the consumer, food and retail sectors, particularly in Europe; Leonardo & Co. NV in November 2015 in Germany, the Netherlands and Spain, and a minority interest in a joint venture with the management team of Leonardo's investment banking operations in Italy (collectively, "Leonardo"), which enables us to provide a much greater breadth of services and coverage to our clients both in continental Europe and across the globe; Black Stone IP LLC in January 2017, which increased our capabilities in the intellectual property sector; Quayle Munro Limited in April 2018, which expanded our capabilities in the data and analytics sector; and BearTooth Advisors in May 2018, which provided us with a private equity fundraising advisory platform.
We generate revenues primarily from providing advisory services on transactions that are subject to individually negotiated engagement letters that set forth our fees. A significant portion of our engagements include Progress Fees (as defined herein) consisting of both periodic and milestone-related payments. The occurrence and timing of milestone-related payments, such as upon the closing of a transaction, are generally not within our control. Accordingly, revenue and net income in any period may not be indicative of full year results or the results of any other period and may vary significantly from year to year and quarter to quarter.
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

Our fiscal year ends on March 31 of each year. Beginning in the fiscal year ended March 31, 2019, the Company prospectively changed the presentation of reimbursements of certain out-of-pocket expenses from a net presentation within operating expenses to a gross basis in revenues. For the fiscal year ended March 31, 2019, we earned revenues of $1,084.4 million, an increase of 13% from the $963.4 million earned during the fiscal year ended March 31, 2018. For our fiscal year ended March 31, 2018, revenues increased 10% over fiscal year ended March 31, 2017 revenues of $872.1 million. For the fiscal years ended March 31, 2019, 2018 and 2017, we earned revenues of $205.5 million, $133.3 million and $111.6 million, respectively, from our international operations.
Based on historical experience, we believe current economic conditions (high corporate cash balances and steady interest rates) provide a healthy environment for M&A and capital markets activities. In the United States, our dialogue with clients who are evaluating strategic alternatives remains good, and the availability of capital in the mid-cap space continues to be strong, which has the potential to fuel continued activity in M&A. In addition, in the current economic environment, companies and financial sponsors globally are pursuing M&A in order to drive greater efficiencies by reducing costs and increasing cash flows.
At the same time, we continue to experience demand for our Financial Restructuring services due to opportunities arising as a result of dislocations in certain geographies and industries. In addition, we are positioned to identify attractive opportunities in geographies where restructuring markets are just beginning to evolve, driven by increased external investment and continued development of financial and legal sophistication, such as India, China, other parts of Asia and the Middle East.
Key Financial Measures
Revenues
Revenues include fee revenues and reimbursements of expenses (see Note 2 included in part II, Item 8 of this Form 10-K). Revenues reflect revenues from our Corporate Finance (“CF”), Financial Restructuring (“FR”), and Financial Advisory Services (“FAS”) business segments that substantially consist of fees for advisory services.

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

Prior to April 1, 2018, the timing of the recognition of these various fees were generally recognized on a monthly basis, except in situations where there was uncertainty as to the timing of collection of the amount due. Progress Fees were recognized based on management’s estimates of the relative proportion of services provided through the financial reporting date to the total services required to be performed. Completion Fees were recognized only upon substantial completion of the contingencies stipulated by the engagement agreement. In some cases, approval of our fees is required from the courts or other regulatory authority; in these circumstances, the recognition of revenue was often deferred until approval was granted. However, if the fee that was going to be collected from the client was fixed and determinable, and the collectability of the fee was reasonably assured, there were instances when revenue recognition prior to such approval was appropriate under accounting principles generally accepted in the United States ("GAAP"). In instances when the revenue recognized on a specific engagement exceeded the amounts billed, unbilled work-in-process was recorded. Billed receivables were recorded as accounts receivable in the consolidated balance sheets.

On April 1, 2018, we adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize revenue as contractual services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those services. The Company is using the modified retrospective method that also results in the Company prospectively changing the presentation of reimbursements of certain out-of-pocket expenses from a net presentation within non-compensation expenses to a gross basis in revenues. See Notes 2 and 3 included in Part II, Item 8 of this Form 10-K for a more detailed discussion.

Corporate Finance provides general financial advisory services in addition to advice on mergers and acquisitions and capital markets offerings. We advise public and private institutions on a wide variety of situations, including buy-side and sell-side transactions, as well as leveraged loans, private mezzanine debt, high-yield debt, initial public offerings, follow-ons, convertibles, equity private placements, private equity, and liability management transactions, and advise financial sponsors on all types of transactions. The majority of our Corporate Finance revenues consists of Completion Fees. A Corporate Finance transaction can fail to be completed for many reasons that are outside of our control. In these instances, our fees are generally limited to Retainer Fees and in some cases Progress Fees that may have been earned. Effective April 1, 2018, fees received prior to the completion of the transaction, including Retainer Fees and Progress Fees, are deferred within deferred income on the consolidated balance sheet and not recognized until effective completion of the related transaction.

Financial Restructuring provides advice to debtors, creditors and other parties-in-interest in connection with recapitalization/deleveraging transactions implemented both through bankruptcy proceedings and through out-of-court exchanges, consent solicitations or other mechanisms, as well as in distressed mergers and acquisitions and capital markets activities. Our Financial Restructuring business segment offers a wide range of advisory services to our clients, including: the structuring, negotiation, and confirmation of plans of reorganization; structuring and analysis of exchange offers; corporate viability assessment; litigation support and expert testimony; and procuring debtor-in-possession financing. Although atypical, a Financial Restructuring transaction can fail to be completed for many reasons that are outside of our control. In these instances, our fees are generally limited to the initial Retainer Fees and/or Progress Fees. We recognize revenues on these engagements ratably as we believe that our performance obligation will be settled over time because the customer is simultaneously receiving the benefits of the services provided as we perform them.
Financial Advisory Services primarily provides valuations of various assets, including: companies; illiquid debt and equity securities; and intellectual property (among other assets and liabilities). These valuations are used for financial reporting, tax reporting, and other purposes. In addition, our Financial Advisory Services business segment renders fairness opinions in connection with mergers and acquisitions and other transactions, and solvency opinions in connection with corporate spin-offs and dividend recapitalizations, and other types of financial opinions. Also, our Financial Advisory Services business segment provides dispute resolution consulting services to clients where fees are usually based on the hourly rates of our financial professionals. Unlike our Corporate Finance or Financial Restructuring segments, the fees generated in our Financial Advisory Services segment are generally not contingent on the successful completion of a transaction. Effective April 1, 2018, for engagements which require that an opinion be rendered, revenues are recognized when the opinion or service has been delivered to the client. However, certain engagements consist of advisory services where fees are based on the hourly rates of our financial professionals. Such revenues are recognized over time as the benefits of these advisory services are transferred to our clients throughout the course of the engagement and as a practical expedient, we have elected to use the ‘as-invoiced’ approach to recognize revenue.
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

Our employee compensation and benefits expense consists of base salary, payroll taxes, benefits, annual incentive compensation payable as cash bonus awards, deferred cash bonus awards, and the amortization of equity-based bonus awards. Base salary and benefits are paid ratably throughout the year. Our annual equity-based bonus awards include fixed share awards and fixed dollar awards as a component of the annual bonus awards for certain employees. These equity awards are generally subject to annual vesting requirements over a four-year period beginning at the date of grant, which occurs in the first quarter of each fiscal year; accordingly, expenses are amortized over the stated vesting period. In most circumstances, the unvested portion of these awards is subject to forfeiture should the employee depart from the Company. Cash bonuses, which are accrued monthly, are discretionary and dependent upon a number of factors including the Company's performance and are generally paid in the first fiscal quarter of each year with respect to prior year performance. Generally, a portion of the cash bonus is also deferred and paid in the third quarter of the fiscal year in which the bonus is awarded. In managing employee compensation and benefits expense, we focus on the ratio of our employee compensation and benefits expense to revenues (“Compensation Ratio”).
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
Other (Income) Expenses, net
Other (income) expenses, net includes (i) interest income earned on non-marketable and investment securities, cash and cash equivalents, loans receivable from affiliates and employee loans, (ii) interest expense and/or gains or losses associated with our Revolving Credit Facility (defined herein), the loan payable to affiliate and loans payable to former shareholders, (iii) interest expense on the loan payable to non-affiliates, (iv) equity income and/or gains or losses from funds and partnership interests where we have more than a minor ownership interest or more than minor influence over operations but do not have a controlling interest and are not the primary beneficiary, and (v) gains or losses associated with changes in earnout liabilities.
Results of Consolidated Operations
The following is a discussion of our results of operations for the years ended March 31, 2019, 2018 and 2017. For a more detailed discussion of the factors that affected the revenues and the operating expenses of our Corporate Finance, Financial Restructuring and Financial Advisory Services business segments in these periods, see "Business Segments" below.

	Year ended March 31,			Year-over-Year Change
($ in thousands)	2019	2018	2017	'18-'19	'17-'18
Revenues	$1,084,385	$963,364	$872,091	13%	10%
Operating expenses:
Employee compensation and benefits	692,073	636,631	582,244	9%	9%
Non-compensation expenses	172,785	112,287	107,852	54%	4%
Total operating expenses	864,858	748,918	690,096	15%	9%
Operating income	219,527	214,446	181,995	2%	18%
Other (income) expense, net	(4,793)	(3,390)	3,508	N/M	N/M
Income before provision for income taxes	224,320	217,836	178,487	3%	22%
Provision for income taxes	65,214	45,553	70,144	43%	(35)%
Net income attributable to Houlihan Lokey, Inc.	159,106	172,283	108,343	(8)%	59%
_______________________
N/M = Not Meaningful

Year ended March 31, 2019 versus March 31, 2018
Revenues were $1,084.4 million for the year ended March 31, 2019, compared with $963.4 million for the year ended March 31, 2018, representing an increase of 13%. For the year ended March 31, 2019, Corporate Finance revenues increased 15%, Financial Restructuring revenues increased 8%, and Financial Advisory Services revenues increased 13%, compared with the year ended March 31, 2018.

Operating expenses were $864.9 million for the year ended March 31, 2019, compared with $748.9 million for the year ended March 31, 2018, an increase of 15%. Employee compensation and benefits expense, as a component of operating expenses, was $692.1 million for the year ended March 31, 2019, compared with $636.6 million for the year ended March 31, 2018, an increase of 9%. The increase in employee compensation and benefits expense was primarily due to the increase in revenues for the fiscal year. The Compensation Ratio was 64% for the year ended March 31, 2019 and 66% for the year ended March 31, 2018. Non-compensation expenses, as a component of operating expenses, were $172.8 million for the year ended March 31, 2019, compared with $112.3 million for the year ended March 31, 2018, an increase of 54%. The increase in non-compensation expenses was primarily a result of (i) the recognition of reimbursements of out-of-pocket expenses as revenues rather than reporting non-compensation expense net of such amounts as was the case in the prior year period, (ii) higher rent expense primarily as a result of standard increases to base rent across several offices and duplicative rent and occupancy costs associated with an office move and consolidation in London, and (iii) higher professional fees and general operating expenses associated with the growth of the Company.
Other (income) expense, net was $(4.8) million for the year ended March 31, 2019, compared with $(3.4) million for the year ended March 31, 2018. The decrease in other (income) expense, net was primarily a result of (i) a gain from the reduction in an earnout liability associated with one of our acquisitions and (ii) higher interest income generated on higher cash balances throughout the year.
The provision for income taxes for the year ended March 31, 2019 was $65.2 million, which reflected an effective tax rate of 29.1%. The provision for income taxes for the year ended March 31, 2018 was $45.6 million, which reflected an effective tax rate of 20.9%. The increase in the effective tax rate was a result of the adoption of ASU 2016-09, Compensation - Stock Compensation, which resulted in a decrease to the provision for income taxes for the fiscal year ended March 31, 2018 due to the vesting of share awards that were accelerated during calendar year 2017, as well as the Tax Cuts and Jobs Act (the "Tax Act") that was enacted into law in December 2017 and created a rate benefit upon enactment in the fiscal year ended March 31, 2018 due to the Company’s re-measurement of deferred tax items.
Year Ended March 31, 2018 versus March 31, 2017
Revenues were $963.4 million for the year ended March 31, 2018, compared with $872.1 million for the year ended March 31, 2017, representing an increase of 10%. For the year ended March 31, 2018, Corporate Finance revenues increased 22%, Financial Restructuring revenues decreased 4%, and Financial Advisory Services revenues increased 8%, compared with the year ended March 31, 2017.

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

The provision for income taxes for the year ended March 31, 2018 was $45.6 million, which reflected an effective tax rate of 20.9%. The provision for income taxes for the year ended March 31, 2017 was $70.1 million, which reflected an effective tax rate of 39.3%. The decrease in the effective tax rate was a result of (i) the Tax Act that was enacted into law in December 2017 that resulted in a lower effective federal tax rate; the re-measurement of deferred tax assets and liabilities based on the new tax rate; a one-time deemed repatriation tax on foreign earnings, among other discrete items and (ii) the positive difference between the price of our stock at the time of vesting in October 2017 (accelerated from April/May 2018) and our stock price at the time of grant for the shares that vested.

Business Segments
The following table presents revenues, expenses and contributions from our continuing operations by business segment. The revenues by segment represents each segment's revenues, and the profit by segment represents profit for each segment before corporate expenses, other (income) expense, net, and income taxes.

	Year ended March 31,			Year-over-Year Change
($ in thousands)	2019	2018	2017	'18-'19	'17-'18
Revenues by Segment
Corporate Finance	$607,333	$528,643	$434,558	15%	22%
Financial Restructuring	317,774	294,142	307,595	8%	(4)%
Financial Advisory Services	159,278	140,579	129,938	13%	8%
Revenues	$1,084,385	$963,364	$872,091	13%	10%
Segment Profit (1)
Corporate Finance	$193,603	$177,575	$119,739	9%	48%
Financial Restructuring	83,607	73,691	92,831	13%	(21)%
Financial Advisory Services	28,776	26,334	28,905	9%	(9)%
Total Segment Profit	305,986	277,600	241,475	10%	15%
Corporate Expenses (2)	86,459	63,154	59,480	37%	6%
Other (income) expense, net	(4,793)	(3,390)	3,508	41%	(197)%
Income Before Provision for Income Taxes	$224,320	$217,836	$178,487	3%	22%

Segment Metrics:
Number of Managing Directors (3)
Corporate Finance	108	92	87	17%	6%
Financial Restructuring	44	42	43	5%	(2)%
Financial Advisory Services	33	35	35	(6)%	—%
Number of Closed Transactions/Fee Events (4)
Corporate Finance	284	226	216	26%	5%
Financial Restructuring	81	76	75	7%	1%
Financial Advisory Services	1,377	1,339	1,236	3%	8%
_______________________
N/M = Not Meaningful
(1) We adjust the compensation expense for a business segment in situations where an employee residing in one business segment is performing work in another business segment where the revenues are accrued. Segment Profit may vary significantly between periods depending on the levels of collaboration among the different segments.
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
Corporate Finance
Year ended March 31, 2019 versus March 31, 2018
Revenues for Corporate Finance were $607.3 million for the year ended March 31, 2019, compared with $528.6 million for the year ended March 31, 2018, representing an increase of 15%. The increase in revenues was primarily a result of an increase in the number of transactions that closed during the year compared to the same period last year, coupled with the recognition of reimbursements of out-of-pocket expenses as revenues.
Segment profit for Corporate Finance was $193.6 million for the year ended March 31, 2019, compared with $177.6 million for the year ended March 31, 2018, representing an increase of 9%. The increase in segment profit was a result of the increase in revenues and lower compensation expenses as a percentage of revenues.

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
Financial Restructuring

Year ended March 31, 2019 versus March 31, 2018
Revenues for Financial Restructuring were $317.8 million for the year ended March 31, 2019, compared with $294.1 million for the year ended March 31, 2018, representing an increase of 8%. The increase in revenues was primarily driven by higher average transaction fees and an increase in the number of closed transactions for the fiscal year.
Segment profit for Financial Restructuring was $83.6 million for the year ended March 31, 2019, compared with $73.7 million for the year ended March 31, 2018, an increase of 13%. The increase in segment profit was a result of the increase in revenues and lower compensation expenses as a percentage of revenues.
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
Financial Advisory Services
Year ended March 31, 2019 versus March 31, 2018
Revenues for Financial Advisory Services were $159.3 million for the year ended March 31, 2019, compared with $140.6 million for the year ended March 31, 2018, representing an increase of 13%. The increase in revenues was primarily a result of strong performance by our dispute resolution consulting, transaction advisory, and tax and financial reporting product lines.
Segment profit for Financial Advisory Services was $28.8 million for the year ended March 31, 2019, compared with $26.3 million for the year ended March 31, 2018, representing a increase of 9%. The increase in segment profit was a result of the increase in revenues and lower compensation expenses as a percentage of revenues.
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

Corporate Revenues and Expenses
Year ended March 31, 2019 versus March 31, 2018
Corporate expenses were $86.5 million for the year ended March 31, 2019, compared with $63.2 million for the year ended March 31, 2018, representing an increase of 37%. This increase was primarily a result of higher employee compensation and benefits expense, coupled with higher non-compensation expenses, when compared with the year ended March 31, 2018. Corporate expenses include expenses that are not allocated to individual business segments such as Office of the Executives, accounting, information technology, compliance and legal, marketing, human capital management, and human resources, including related employee compensation and benefits expense for corporate employees.
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
Our cash and cash equivalents include cash held at banks. We have not experienced any losses in our cash accounts. We maintain moderate levels of cash on hand in support of regulatory requirements for our registered broker-dealer. At March 31, 2019, we had $168.4 million of cash in foreign subsidiaries. In August 2015, prior to the consummation of the IPO, we paid a dividend to our shareholders and we repaid in full a receivable from ORIX USA. A portion of the dividend was paid to ORIX USA in the form of a $45.0 million note (the "ORIX Note") that bore interest at an annual rate of LIBOR plus 165 basis points and was payable quarterly. Beginning on June 30, 2016, the Company began making required quarterly repayments of principal in the amount of $7.5 million, with the remaining principal amount due on the second anniversary of the completion of the IPO. On May 23, 2017, the remaining $15 million of the ORIX Note was repaid with interest and without penalty. Excess cash on hand in our U.K. subsidiary had been generally maintained in a receivable owned by ORIX Global Capital Ltd. (“OGC”), a U.K. subsidiary of ORIX Corporation (the “Cash Management Agreement”). OGC paid interest to us under the Cash Management Agreement at an annual rate of LIBOR plus 165 basis points, calculated and payable monthly. In May 2016, OGC notified the Company that it would no longer be accepting deposits under the agreement and repaid all outstanding amounts. In June 2017, we began investing our excess cash to generate interest income. Our excess cash may be invested from time to time in short term investments, including treasury securities, commercial paper, certificates of deposit and investment grade corporate debt securities. Please refer to Note 6 included in part II, Item 8 of this Form 10-K for further detail.
On November 16, 2015, we issued the loan payable to non-affiliates in connection with the Leonardo transaction, which is a EUR 14.0 million note bearing interest at an annual rate of 1.50% and is payable on November 16, 2040. Under certain circumstances, the note may be paid in part or in whole over a five-year period in equal annual installments. In each of January 2017, December 2017, and December 2018, we paid a portion of this loan in the amount of EUR 2.9 million. The remaining principal balance of the loan as of March 31, 2019 was $6.6 million, which included foreign currency translation adjustments and unpaid interest.
As of March 31, 2019, our unrestricted cash and cash equivalents and investment securities were $411.0 million. As of March 31, 2019, we had $0.4 million in restricted cash. Restricted cash consisted of the letter of credit issued for our Frankfurt office.
Our liquidity is highly dependent upon cash receipts from clients which in turn are generally dependent upon the successful completion of transactions as well as the timing of receivables collections, which typically occur within 60 days of billing. As of March 31, 2019, net accounts receivable were $70.8 million. As of March 31, 2019, unbilled work in process was $71.9 million.

Subsequent to the end of fiscal 2019, our Board of Directors declared a quarterly cash dividend of $0.31 per share of common stock, payable on June 14, 2019 to shareholders of record as of the close of business on June 3, 2019.

As of March 31, 2019 and March 31, 2018, our unrestricted cash and cash equivalents including investment securities were as follows:

	March 31, 2019	March 31, 2018
Cash and cash equivalents	$285,746	$206,723
Investment securities	125,258	209,319
Total unrestricted cash and cash equivalents including investment securities	$411,004	$416,042
As of March 31, 2019 and March 31, 2018, our restricted cash was $0.4 million and $93.5 million, respectively. The restricted cash at the end of fiscal 2019 represents a deposit in support of a letter of credit issued for our Frankfurt office. The restricted cash at the end of fiscal 2018 represents the proceeds received from the issuance of shares in secondary public offerings and required to be set aside under a contractual agreement with a related party in conjunction with forward purchase obligations. The restricted cash was released when the related forward purchase liability was paid off on April 5, 2018.
Our liquidity is highly dependent upon cash receipts from clients which in turn are generally dependent upon the successful completion of transactions as well as the timing of receivables collections, which typically occur within 60 days of billing. As of March 31, 2019 and March 31, 2018, net accounts receivables were $70.8 million and $77.3 million, respectively. As of March 31, 2019 and March 31, 2018, unbilled work in process were $71.9 million and $45.9 million, respectively.
We currently maintain a revolving line of credit pursuant to a loan agreement, dated as of August 18, 2015, by and among Houlihan Lokey, certain domestic subsidiaries of Houlihan Lokey party thereto and Bank of America, N.A., which provides for a revolving line of credit of $75.0 million (the “Revolving Credit Facility”). As of March 31, 2019, there were no outstanding borrowings under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility require payments of interest at the annual rate of LIBOR plus 1.00%. The loan agreement requires compliance with certain loan covenants including but not limited to the maintenance of minimum earnings before interest, taxes, depreciation and amortization of no less than $120 million as of the end of any quarterly 12-month period and certain leverage ratios including a consolidated leverage ratio of less than 1.50 to 1.00 and a consolidated fixed charge coverage ratio of greater than 1.25 to 1.00, as of the end of any quarterly 12-month period. As of March 31, 2019, we were, and expect to continue to be, in compliance with such covenants. On July 28, 2017, we entered into a First Amendment to Credit Agreement which extended the maturity of the revolving line of credit from August 18, 2017 to August 18, 2019 and did not change any other material terms of the Revolving Credit Facility.

Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of our incentive compensation during the first and third quarters of each fiscal year. A summary of our operating, investing, and financing cash flows is as follows:

	Year ended March 31,
($ in thousands)	2019	2018	2017
Cash provided by (used in)
Operating activities:
Net income	$159,106	$172,283	$108,343
Non-cash charges	60,918	48,894	46,125
Other operating activities	4,250	29,470	97,552
Total operating activities	224,274	250,647	252,020
Investing activities (1)	6,459	(218,584)	(1,653)
Financing activities	(236,138)	(225,311)	80,168
Effects of exchange rate changes on cash and cash equivalents	(8,703)	785	(4,018)
Net increase (decrease) in cash and cash equivalents	(14,108)	(192,463)	326,517
Cash, cash equivalents, and restricted cash—beginning of year	300,223	492,686	166,169
Cash, cash equivalents, and restricted cash—end of year	$286,115	$300,223	$492,686
_______________________
(1) Includes $125,258 of investment securities. See note 6 for further details on these investments.

Year ended March 31, 2019
Operating activities resulted in a net inflow of $224.3 million for fiscal 2019, which was lower than the prior year due primarily to lower net income for the year. Investing activities resulted in a net inflow of $6.5 million primarily attributable to sale or maturities of investment securities. Financing activities resulted in a net outflow of $236.1 million primarily related to (i) dividend distributions, (ii) settlement of forward purchase contracts, and (iii) share repurchases.
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

Year ended March 31, 2017
Operating activities resulted in a net inflow of $252.0 million for fiscal 2017, which was higher than the prior year due to (i) increased earnings for the period, (ii) higher accruals for bonuses, and (iii) increased accounts payable, accrued expenses, and income taxes payable. Investing activities resulted in a net outflow of $1.7 million primarily attributable to capital expenditures, offset by a decrease in receivables from affiliates. Financing activities resulted in a net inflow of $80.2 million primarily related to proceeds from the issuance of Class A shares through our public offering, offset by (i) dividend distributions, (ii) repayment of loans to affiliates and non-affiliates, and (iii) redemptions of loans payable to former shareholders.

Contractual Obligations
The following table summarizes our payment obligations and commitments as of March 31, 2019.

($ in thousands)	Payment Due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating Leases	$148,268	$28,640	$49,056	$29,544	$41,028
Loans payable to former shareholders	$2,047	$654	$854	$232	$307
Loan payable to non-affiliate (1)	$6,610	$—	$—	$—	$6,610
Other Liabilities	$22,532	$2,515	$—	$13,841	$6,176
_______________________
(1) Under certain circumstances, the note may be paid in part or in whole over a five year period in equal annual installments.

In connection with certain acquisitions, certain employees may be entitled to deferred consideration, primarily in the form of retention payments, should certain service and/or performance conditions be met in the future. As a result of these conditions, such deferred consideration would be expensed as compensation in current and future periods and has been accrued as liabilities on the Consolidated Balance Sheets as of March 31, 2019.
The following table shows the expected future deferred consideration payable under these agreements assuming the applicable service and/or performance conditions are met:

($ in thousands)
Year Ended March 31,	Service Condition Only (1)	Performance & Service Condition (2)
2020	$4,752	$5,550
2021	4,559	4,491
2022	4,559	2,728
2023	760	455
2024	—	20,400
Total	$14,630	$33,624
_______________________
(1) Assumes full payment of service condition deferred consideration. Payment to any individual is not required if they are not an employee on a certain measurement date in each fiscal year.
(2) Assumes full payment or accrual of performance and service condition deferred consideration. In certain cases, payment to an individual is contingent on the receipt of cash associated with certain assignments that were completed prior to the acquisition, and that individual being employed on the performance measurement date. In certain cases, payment to an individual is contingent on the performance of the acquired company operating within HLI and that individual being employed on the performance measurement date.
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
Critical Accounting Policies and Estimates
We believe that the critical accounting policies and practices included below are both most important to the portrayal of the company's financial condition and results, and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. For a discussion of these and other significant accounting policies and their impact on our consolidated financial statements, see Note 2 included in part II, Item 8 of this Form 10-K.

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
Recognition of Revenue
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
Revenues from Corporate Finance engagements primarily consist of fees generated in connection with advisory services related to mergers and acquisitions, capital markets, and other corporate finance transactions. Advisory fees from these engagements are recognized at a point in time when the related transaction has been effectively closed. At this time, the Company has transferred control of the promised service and the customer obtains control. Corporate Finance contracts generally contain a variety of specified services that may be capable of being distinct, but they are not distinct within the context of the contract as the various services are inputs to the combined output of successfully advising on a specific transaction. Effective April 1, 2018, fees received prior to the completion of the transaction including retainers and progress fees are deferred within deferred income in the consolidated balance sheets and not recognized until the performance obligation is satisfied, or when the transaction is deemed by management to be terminated. Management’s judgment is required in determining when a transaction is considered to be terminated.

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

Revenues from Financial Advisory Services engagements primarily consist of fees generated in connection with valuation services and rendering fairness, solvency and financial opinions. Revenues are recognized at a point in time as these engagements include a singular objective that does not transfer any notable value to the Company’s clients until the reports or opinions have been rendered and delivered to the client. However, certain engagements consist of advisory services where fees are usually based on the hourly rates of our financial professionals. Such revenues are recognized over time as the benefits of these advisory services are transferred to the Company’s clients throughout the course of the engagement and, as a practical expedient, the Company has elected to use the ‘as-invoiced’ approach to recognize revenue.

The Company adopted the new revenue recognition standard using the modified retrospective method that resulted in the Company prospectively changing the presentation of reimbursements of certain out-of-pocket expenses from a net presentation within non-compensation expenses to a gross basis in revenues. See Note 3 included in Part II, Item 8 of this Form 10-K for a more detailed discussion.

Operating Expenses
    The majority of our operating expenses relates to compensation and benefits for employees, which includes the amortization of the relevant portion of our share-based incentive awards. We account for share-based payments in accordance with Financial Accounting Standards Board ASC 718, "Compensation—Stock Compensation". We grant employees awards that vest subject to continued employment in good standing. Employee compensation and benefits expense is accrued if it is probable that the condition will be achieved and is not accrued if it is not probable that the condition will be achieved. The fair value of awards that vest from one to five years are amortized over the vesting period or requisite substantive service period, as required by ASC 718. See Note 10 included in Part II, Item 8 of this Form 10-K for a more detailed discussion.
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
Goodwill and Intangible Assets
    Goodwill represents an acquired company's acquisition cost over the fair value of acquired net tangible and intangible assets. Goodwill is the net asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Intangible assets identified and accounted for include trade names and marks, backlog, developed technologies, and customer relationships. Those intangible assets with finite lives, including backlog and customer relationships, are amortized over their estimated useful lives. We have a deferred tax liability in the amount of approximately $52 and $51 million for fiscal 2019 and fiscal 2018, respectively, related to trade names.
    During fiscal 2019, 2018 and 2017, goodwill was reviewed for impairment in accordance with ASU No. 2011-08, Testing Goodwill for Impairment, which permits us to make a qualitative assessment of whether it is more likely than not that one of our reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If we conclude that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then we would not be required to perform the two-step impairment test for that reporting unit. If the assessment indicates that it is more likely than not that the reporting unit's fair value is less than its carrying value, we must test further for impairment utilizing a two-step process. Step 1 compares the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds the estimated fair value, an impairment exists and is measured in Step 2 as the excess of the recorded amount of goodwill over the implied fair value of goodwill resulting from the valuation of the reporting unit. Impairment testing of goodwill requires a significant amount of judgment in assessing qualitative factors and estimating the fair value of the reporting unit, if necessary. The fair value is determined using an estimated market value approach, which considers estimates of future after-tax cash flows, including a terminal value based on market earnings multiples, discounted at an appropriate market rate. During the annual impairment reviews, management concluded that it is not more likely than not that our fair value is less than its carrying amount and no further impairment testing was considered necessary.

    During fiscal 2019, 2018, and 2017, indefinite-lived intangible assets were reviewed for impairment in accordance with ASU 2012-02, Testing Indefinite-lived Intangible Assets for Impairment, which provides us the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. During the annual impairment review of indefinite-lived intangible assets, we determined that it is not more likely than not that the fair values were less than the carrying values.
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
Recent Accounting Developments
For a more detailed discussion of recently issued accounting developments and their impact or potential impact on our consolidated financial statements, see note 2 included in Part II, Item 8 of this Form 10-K.

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

Our cash and cash equivalents are denominated in U.S. dollars, pound sterling, euros, Australian dollars, Hong Kong dollars, Chinese yuan, Japanese yen, Singapore dollars and Arab Emirate Dirham and we face foreign currency risk in our cash balances and other assets and liabilities held in accounts outside the United States due to potential currency movements and the associated foreign currency translation accounting requirements.
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
Exchange Rate Risk
The exchange rate of the U.S. dollar relative to the currencies in the non-U.S. countries in which we operate may have an effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities and, therefore, be reflected as a change in other comprehensive income. Our non-U.S. assets and liabilities that are sensitive to exchange rates consist primarily of trade payables and receivables, work in progress, and cash. For the years ended March 31, 2019, 2018 and 2017, the net impact of the fluctuation of foreign currencies in other comprehensive income within the consolidated statements of comprehensive income was $(16.3) million, $8.0 million and $(7.3) million, respectively.
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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of March 31, 2019, 2018 and 2017, we have foreign currency forward contracts between the euro and pound sterling outstanding with aggregate notional value of approximately EUR 1.5 million, 9 million, and 5 million. Gains (losses) in relation to the fair value of the foreign currency forward contracts have been included in other operating expenses of $(1), $90, and $58 during the twelve months ended March 31, 2019, 2018, and 2017, respectively.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Houlihan Lokey, Inc. and subsidiaries (the Company) as of March 31, 2019 and 2018, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2019, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 23, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2006.

Los Angeles, California
May 23, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Houlihan Lokey, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Houlihan Lokey, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2019 and 2018, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2019, and the related notes and financial statement Schedule II - Valuation and Qualifying Accounts (collectively, the consolidated financial statements), and our report dated May 23, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP
Los Angeles, California
May 23, 2019

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($ in thousands, except share data and par value)

	As of March 31,
	2019	2018
Assets:
Cash and cash equivalents	$285,746	$206,723
Restricted cash (note 2)	369	93,500
Investment securities (amortized cost of $124,828 and $209,319 as of March 31, 2019, and March 31, 2018)	125,258	209,319
Accounts receivable, net of allowance for doubtful accounts of $4,255 and $8,844 as of March 31, 2019, and March 31, 2018, respectively	70,830	77,259
Unbilled work in process, net of allowance for doubtful accounts of $1,341 and $2,547 as of March 31, 2019, and March 31, 2018, respectively	71,891	45,862
Receivable from affiliates	8,631	8,732
Property and equipment, net of accumulated depreciation $43,313 and $37,078 as of March 31, 2019, and March 31, 2018, respectively	31,034	32,146
Goodwill and other intangibles, net	794,604	723,310
Other assets	34,695	21,990
Total assets	$1,423,058	$1,418,841
Liabilities and Stockholders' Equity
Liabilities:
Accrued salaries and bonuses	$404,717	$377,901
Accounts payable and accrued expenses	55,048	40,772
Deferred income	27,812	3,620
Income taxes payable	7,759	9,967
Deferred income taxes	5,204	22,180
Forward purchase liability	—	93,500
Loans payable to former shareholders	2,047	3,036
Loan payable to non-affiliate	6,610	8,825
Other liabilities	22,532	6,227
Total liabilities	$531,729	$566,028
Commitments and contingencies (note 16)
Stockholders' equity:
Class A common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 38,200,802 and 30,604,405 shares as of March 31, 2019, and March 31, 2018, respectively	38	31
Class B common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 27,197,734 and 37,187,932 shares as of March 31, 2019, and March 31, 2018, respectively	27	37
Treasury stock, at cost; 0 and 2,000,000 shares as of March 31, 2019, and March 31, 2018, respectively	—	(93,500)
Additional paid-in capital	645,090	753,077
Retained earnings	276,468	207,124
Accumulated other comprehensive loss	(30,294)	(13,956)
Total stockholders' equity	891,329	852,813
Total liabilities and stockholders' equity	$1,423,058	$1,418,841

See accompanying notes to consolidated financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in thousands, except per share data)

	Year Ended March 31,
	2019	2018	2017
Revenues (1)	$1,084,385	$963,364	$872,091
Operating expenses:
Employee compensation and benefits	692,073	636,631	582,244
Travel, meals, and entertainment	42,862	26,445	21,707
Rent	38,672	28,560	27,094
Depreciation and amortization	14,475	7,905	8,853
Information technology and communications	21,512	18,481	17,628
Professional fees (2)	23,035	17,117	13,073
Other operating expenses, net (3)	32,229	13,779	19,497
Total operating expenses	864,858	748,918	690,096
Operating income	219,527	214,446	181,995
Other (income) expenses, net (4)	(4,793)	(3,390)	3,508
Income before provision for income taxes	224,320	217,836	178,487
Provision for income taxes	65,214	45,553	70,144
Net income	159,106	172,283	108,343
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(16,338)	7,961	(7,304)
Comprehensive income	$142,768	$180,244	$101,039

Attributable to Houlihan Lokey, Inc. common stockholders:
Weighted average shares of common stock outstanding:
Basic	62,213,414	62,494,275	61,100,497
Fully Diluted	65,846,132	66,324,093	66,579,130
Net income per share of common stock (note 13)
Basic	$2.56	$2.76	$1.77
Fully Diluted	$2.42	$2.60	$1.63

1.	including related party revenue of $8,819, $3,006, and $7,504 during the years ended March 31, 2019, 2018, and 2017 respectively.

2.	including related party professional fees of $0, $0, and $269 during the years ended March 31, 2019, 2018, and 2017 respectively.

3.
including related party income of $482, $286, and $461 during the years ended March 31, 2019, 2018, and 2017 respectively; and including realized foreign currency translation gain of $671, $5,123, and $309 during the years ended March 31, 2019, 2018, and 2017 respectively.

4.
including related party interest income of $96, $110, and $33 during the years ended March 31, 2019, 2018, and 2017, respectively, and related party interest expense of $0, $62, and $806 during years ended March 31, 2019, 2018, and 2017, respectively. The Company recognized (gain) loss related to investments in unconsolidated entities of $(609), $(3,210), and $3,839 during years ended March 31, 2019, 2018, and 2017, respectively.

See accompanying notes to consolidated financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended March 31, 2019, 2018 and 2017
($ in thousands)

	Class A - shares		Class B - shares		Treasury Stock
	Shares	$	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Stock subscriptions receivable	Total stockholders' equity
Balances - April 1, 2016	12,084,524	$12	53,219,303	$53	—	—	637,332	28,623	(14,613)	(247)	$651,160
Shares issued	—	—	1,858,864	2	—	—	5,152	0	—	—	5,154
Stock compensation vesting (note 13)	—	—	—	—	—	—	39,357	0	—	—	39,357
Share redemptions (note 14)	—	—	(71,913)	—	—	—	(330)	0	—	—	(330)
Dividends	—	—	—	—	—	—	—	(47,883)	—	—	(47,883)
Stock subscriptions receivable redeemed	—	—	—	—	—	—	—	0	—	123	123
Secondary offering	9,200,000	9	(9,200,000)	(9)	—	—	193,572	—	—	—	193,572
Shares subject to forward purchase agreement	—	—	6,900,000	7	(6,900,000)	(193,572)	(7)	—	—	—	(193,572)
Conversion of Class B to Class A shares	733,150	1	(733,150)	(1)	—	—	—	—	—	—	—
Shares issued to non-employee directors	9,137	—	—	—	—	—	—	—	—	—	—
Shares repurchased/forfeited	—	—	(1,089,805)	(1)	—	—	(27,308)	—	—	—	(27,309)
Excess tax benefits	—	—	—	—	—	—	6,982	—	—	—	6,982
Adjustment of noncontrolling interest to redeemable value	—	—	—	—	—	—	—	(1,676)	—	—	(1,676)
Net income	—	—	—	—	—	—	—	108,343	—	—	108,343
Change in unrealized translation	—	—	—	—	—	—	—	—	(7,304)	—	(7,304)
Total comprehensive income	—	—	—	—	—	—	—	108,343	(7,304)	—	101,039
Balances - March 31, 2017	22,026,811	$22	50,883,299	$51	(6,900,000)	$(193,572)	$854,750	$87,407	$(21,917)	$(124)	$726,617

See accompanying notes to consolidated financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended March 31, 2019, 2018 and 2017
($ in thousands)

	Class A - shares		Class B - shares		Treasury Stock
	Shares	$	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Stock subscriptions receivable	Total stockholders' equity
Balances - April 1, 2017	22,026,811	$22	50,883,299	$51	(6,900,000)	(193,572)	$854,750	$87,407	$(21,917)	$(124)	$726,617
Shares issued	—	—	1,331,370	1	—	—	7,984	—	—	—	7,985
Stock compensation vesting (note 13)	—	—	—	—	—	—	41,900	—	—	—	41,900
Dividends	—	—	—	—	—	—	—	(51,305)	—	—	(51,305)
Stock subscriptions receivable redeemed	—	—	—	—	—	—	—	—	—	124	124
Secondary offering	7,750,000	8	(7,750,000)	(8)	—	—	93,500	—	—	—	93,500
Retirement of shares upon settlement of forward purchase agreement	—	—	(6,900,000)	(7)	6,900,000	193,572	(193,565)	—	—	—	—
Shares subject to forward purchase agreement	—	—	2,000,000	2	(2,000,000)	(93,500)	(2)	—	—	—	(93,500)
Conversion of Class B to Class A shares	1,252,242	1	(1,252,242)	(1)	—	—	—	—	—	—	—
Shares issued to non-employee directors	5,589	—	—	—	—	—	—	—	—	—	—
Shares purchased and retired under repurchase program	(430,237)	—	—	—	—	—	(15,139)	—	—	—	(15,139)
Other shares repurchased/forfeited	—	—	(1,124,495)	(1)	—	—	(36,351)	—	—	—	(36,352)
Adjustment of noncontrolling interest to redeemable value	—	—	—	—	—	—	—	(1,261)	—	—	(1,261)
Net income	—	—	—	—	—	—	—	172,283	—	—	172,283
Change in unrealized translation	—	—	—	—	—	—	—	—	7,961	—	7,961
Total comprehensive income	—	—	—	—	—	—	—	172,283	7,961	—	180,244
Balances - March 31, 2018	30,604,405	$31	37,187,932	$37	(2,000,000)	$(93,500)	$753,077	$207,124	$(13,956)	$—	$852,813

See accompanying notes to consolidated financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Years ended March 31, 2019, 2018 and 2017
($ in thousands)

	Class A - shares		Class B - shares		Treasury Stock
	Shares	$	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Stock subscriptions receivable	Total stockholders' equity
Balances - April 1, 2018	30,604,405	$31	37,187,932	$37	(2,000,000)	$(93,500)	$753,077	$207,124	$(13,956)	$—	$852,813
Cumulative effect of the change in accounting principle related to revenue recognition from contracts with clients, net of tax	—	—	—	—	—	—	—	(19,347)	—	—	(19,347)
Shares issued	—	—	1,208,074	1	—	—	9,257	—	—	—	9,258
Stock compensation vesting (note 14)	—	—	—	—	—	—	47,575	—	—	—	47,575
Class B shares sold	525,217	—	(525,217)	—	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(70,415)	—	—	(70,415)
Secondary offering	3,000,000	3	(3,000,000)	(3)	—	—	—	—	—	—	—
Retired shares upon settlement of forward purchase agreement	—	—	(2,000,000)	(2)	2,000,000	93,500	(93,498)	—	—	—	—
Conversion of Class B to Class A shares	5,545,724	6	(5,545,724)	(6)	—	—	—	—	—	—	—
Shares issued to non-employee directors (note 14)	6,570	—	—	—	—	—	187	—	—	—	187
Shares purchased and retired under repurchase program	(784,114)	(1)	—	—	—	—	(34,974)	—	—	—	(34,975)
Other shares repurchased/forfeited	(697,000)	(1)	(127,331)	—	—	—	(36,534)	—	—	—	(36,535)
Net income	—	—	—	—	—	—	—	159,106	—	—	159,106
Change in unrealized translation	—	—	—	—	—	—	—	—	(16,338)	—	(16,338)
Total comprehensive income	—	—	—	—	—	—	—	159,106	(16,338)	—	142,768
Balances - March 31, 2019	38,200,802	$38	27,197,734	$27	—	$—	$645,090	$276,468	$(30,294)	$—	$891,329

See accompanying notes to consolidated financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Year Ended March 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$159,106	$172,283	$108,343
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(10,687)	(6,569)	(6,093)
Provision for bad debts	1,707	1,983	4,008
Unrealized gains on investment securities	(430)	—	—
Depreciation and amortization	14,475	7,905	8,853
Contingent consideration valuation	(708)	(1,536)	—
Compensation expense – restricted share grants (note 14)	56,561	47,111	39,357
Changes in operating assets and liabilities:
Accounts receivable	21,611	(18,202)	(5,527)
Unbilled work in process	(26,029)	11,875	(6,382)
Other assets	(12,706)	(1,703)	3,745
Accrued salaries and bonuses	18,868	34,556	82,046
Accounts payable and accrued expenses	11,542	392	13,499
Deferred income	(6,661)	(31)	(1,970)
Income taxes receivable/payable	(2,375)	2,583	12,141
Net cash provided by operating activities	224,274	250,647	252,020
Cash flows from investing activities:
Purchases of investment securities	(146,969)	(209,319)	—
Sales or maturities of investment securities	231,460	—	—
Acquisition of business, net of cash acquired	(71,407)	(2,701)	(3,725)
Receivables from affiliates	101	1,155	16,495
Purchase of property and equipment, net	(6,726)	(7,719)	(14,423)
Net cash provided by (used in) investing activities	6,459	(218,584)	(1,653)
Cash flows from financing activities:
Dividends paid	(66,928)	(52,081)	(55,293)
Settlement of forward purchase contract	(93,500)	(192,372)	—
Shares retired under stock repurchase program	(34,975)	(15,139)	—
Other share repurchases	(34,588)	(2,936)	—
Payments to settle employee tax obligations on share-based awards	(1,947)	(33,419)	(22,756)
Proceeds from issuance of Class A shares placed in escrow	—	93,500	193,565
Earnouts paid	(1,923)	—	(964)
Stock subscriptions receivable redeemed	—	124	123
Loans payable to former shareholders redeemed	(989)	(2,446)	(11,256)
Repayments of loans to affiliates	—	(15,000)	(30,000)
Borrowings from non-affiliates	—	—	65,000
Repayments of loans to non-affiliates	(1,475)	(1,661)	(65,000)
Excess tax benefits	—	—	6,982
Other financing activities	187	(3,881)	(233)
Net cash (used in) provided by financing activities	(236,138)	(225,311)	80,168
Effects of exchange rate changes on cash and cash equivalents	(8,703)	785	(4,018)
(Decrease) increase in cash, cash equivalents, and restricted cash	(14,108)	(192,463)	326,517
Cash, cash equivalents, and restricted cash – beginning of period	300,223	492,686	166,169
Cash, cash equivalents, and restricted cash – end of period	$286,115	$300,223	$492,686
Supplemental disclosures of noncash activities:
Shares issued via vesting of liability classified awards	$5,005	$—	$4,754
Shares issued as consideration for acquisitions	1,744	7,797	457
Debt forgiven as consideration of acquisitions	—	1,894	—
Fully depreciated assets written off	—	38	829
Cash acquired through acquisitions	$16,141	$—	$—
Cash paid during the year:
Interest	$977	$656	$1,621
Taxes	82,464	47,629	57,286

See accompanying notes to consolidated financial statements.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

(1) BACKGROUND
Houlihan Lokey, Inc. ("Houlihan Lokey," or "HL, Inc." also referred to as the "Company," "we," "our," or "us") is a Delaware corporation that controls the following primary subsidiaries:

•
Houlihan Lokey Capital, Inc., a California corporation ("HL Capital, Inc."), a wholly owned direct subsidiary of HL, Inc., is registered as a broker-dealer under Section 15(b) of the Securities Exchange Act of 1934 and a member of the Financial Industry Regulatory Authority, Inc.

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
In addition, prior to the consummation of the IPO, the Company distributed to its existing owners a dividend of $270.0 million, consisting of (i) a short-term note in the aggregate amount of $197.2 million, which was repaid immediately after the consummation of the IPO, and was allocated $94.5 million to ORIX USA and $102.7 million to the HL Holders, (ii) a note to ORIX USA in the amount of $45.0 million (see note 10), and (iii) certain of our non-operating assets to certain of the HL Holders (consisting of non-marketable minority equity interests in four separate businesses that ranged in carrying value from $2.5 million to $11.0 million, and were valued in the aggregate at approximately $22.8 million as of June 30, 2015), together with $5.0 million in cash to be used to complete a potential additional investment and in the administration of these assets in the future. All issued and outstanding Fram shares were converted to HL, Inc. common stock at a ratio of 10.425 shares for each share of Fram stock. Immediately following the IPO, there were two classes of authorized HL, Inc. common stock: Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. As of March 31, 2019, there were 34,036,141 Class A shares held by the public, 54,940 Class A shares held by non-employee directors, and 4,109,721 Class A shares held by ORIX USA. In addition, there were 24,929,520 Class B shares held by the HL Voting Trust, and 2,268,214 Class B shares held by ORIX USA.
The Company did not receive any proceeds from the sale of its Class A common stock in the IPO.
Expenses related to the corporate reorganization and IPO recorded in the consolidated statements of comprehensive income include the following:

•
$14,045, $14,153 and $14,330 of compensation expenses associated with the amortization of restricted stock granted in connection with the IPO for the years ended March 31, 2019, 2018, and 2017, respectively; amortization expense of restricted stock granted in connection with the IPO is being recognized over a four and one-half year vesting period; and

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

•
$10,273, $10,764 and $11,873 of compensation expenses associated with the accrual of certain deferred cash payments granted in connection with the IPO for the years ended March 31, 2019, 2018, and 2017, respectively; accrual expense of deferred cash payments granted in connection with the IPO is being recognized over a four and one-half year vesting period.

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

            In connection with, and prior to, the March 2018 Follow-on Offering, on January 26, 2018, we entered into a Forward Share Purchase Agreement (the "January 2018 Forward Share Purchase Agreement"), with an indirect wholly owned subsidiary of ORIX USA pursuant to which we agreed to purchase from ORIX USA on April 5, 2018 the number of shares of our Class B common stock equal to the number of shares of our Class A common stock sold by us in the March 2018 Follow-on Offering for a purchase price per share equal to the public offering price in the March 2018 Follow-on Offering less underwriting discounts and commissions. The cash proceeds from the March 2018 Follow-on Offering that were used to consummate the purchase pursuant to the January 2018 Forward Share Purchase Agreement were held in an escrow account as of March 31, 2018 and presented as restricted cash as discussed in note 2. On April 5, 2018 we settled the transaction provided for in the January 2018 Forward Share Purchase Agreement and acquired 2,000,000 shares of Class B common stock from ORIX USA using the net proceeds we received from the March 2018 Follow-on Offering. In January 2018 and April 2017 Forward Share Purchase Agreement required physical settlement by purchase of a fixed number of shares in exchange for cash, the 2,000,000 and 6,900,000 shares that were purchased are excluded from the Company's calculation of basic and diluted earnings per share in the Company's financial statements for the years ended March 31, 2018 and 2017. In addition, as the agreement provided for the refund of any dividends paid during the term on the underlying Class A common stock, such shares were not classified as participating securities and the Company does not apply the two-class method for calculating its earnings per share.

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

Expenses related to the June 2018 Follow-on Offering included in the consolidated statements of comprehensive income include $498 of professional service and other third-party fees and expenses during the year ended March 31, 2019.

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

•
Financial Restructuring provides advice to debtors, creditors and other parties-in-interest in connection with recapitalization/deleveraging transactions implemented both through bankruptcy proceedings and through out-of-court exchanges, consent solicitations or other mechanisms, as well as in distressed mergers and acquisitions and capital markets activities. Our Financial Restructuring business segment offers a wide range of advisory services to our clients, including: the structuring, negotiation, and confirmation of plans of reorganization; structuring and analysis of exchange offers; corporate viability assessment; litigation support and expert testimony; and procuring debtor-in-possession financing. Although atypical, a Financial Restructuring transaction can fail to be completed for many reasons that are outside of our control. In these instances, our fees are generally limited to the initial Retainer Fees and/or Progress Fees.

•
Financial Advisory Services primarily provides valuations of various assets, including: companies; illiquid debt and equity securities; and intellectual property (among other assets and liabilities). These valuations are used for financial reporting, tax reporting, and other purposes. In addition, our Financial Advisory Services business segment renders fairness opinions in connection with mergers and acquisitions and other transactions, and solvency opinions in connection with corporate spin-offs and dividend recapitalizations, and other types of financial opinions. Also, our Financial Advisory Services business segment provides dispute resolution consulting services to clients where fees are usually based on the hourly rates of our financial professionals. Unlike our Corporate Finance or Financial Restructuring segments, the fees generated in our Financial Advisory Services segment are generally not contingent on the successful completion of a transaction.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC") and include all information and footnotes required for financial statement presentation, and include all disclosures required under GAAP for annual financial statements.

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

The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for those promised services (i.e., the “transaction price”). In determining the transaction price, we consider multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, we consider the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as market volatility or the judgment and actions of third parties. The substantial majority of the Company’s advisory fees (i.e., the success related Completion Fees) are considered variable and constrained as they are contingent upon a future event which includes factors outside of our control (e.g., completion of a transaction or third party emergence from bankruptcy or approval by the court).

Revenues from Corporate Finance engagements primarily consist of fees generated in connection with advisory services related to mergers and acquisitions, capital markets, and other corporate finance transactions. Completion Fees from these engagements are recognized at a point in time when the related transaction has been effectively closed. At that time, the Company has transferred control of the promised service and the customer obtains control. Corporate Finance contracts generally contain a variety of promised services that may be capable of being distinct, but they are not distinct within the context of the contract as the various services are inputs to the combined output of successfully brokering a specific transaction. Effective April 1, 2018, fees received prior to the completion of the transaction, including Retainer Fees and Progress Fees, are deferred within deferred income in the consolidated balance sheets and not recognized until the performance obligation is satisfied, or when the transaction is deemed by management to be terminated. Management’s judgment is required in determining when a transaction is considered to be terminated. Prior to April 1, 2018, these various fees were generally recognized on a monthly basis, except in situations where there was uncertainty as to the timing of collection of the amount due. Progress Fees were recognized based on management’s estimates of the relative proportion of services provided through the financial reporting date to the total services required to be performed.

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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of March 31, 2019, 2018, and 2017, we entered into a foreign currency forward contract between the euro and pound sterling with an aggregate notional value of approximately EUR 1.5 million, 9 million, and 5 million. The fair value representing a (loss) gain included in other operating expenses of $(1), $90, and $58 during the twelve months ended March 31, 2019, 2018, and 2017, respectively.

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

(h)	Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held at banks and highly liquid investments with original maturities of three months or less. At March 31, 2019 and 2018, the Company had cash balances with banks in excess of insured limits. The Company has not experienced any losses in its cash accounts and believes it is not exposed to any significant credit risk with respect to cash and cash equivalents.
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

	March 31, 2019	March 31, 2018
Cash and cash equivalents	$285,746	$206,723
Restricted cash	369	93,500
Total cash, cash equivalents, and restricted cash	$286,115	$300,223
Restricted cash as of March 31, 2018 consisted of cash received from the issuance of shares in the March 2018 Follow-on Offering, which is required to be set aside pursuant to the January 2018 Forward Share Purchase Agreement (notes 1 and 3). The restriction lapsed when the related forward purchase liability was paid off. Restricted cash as of March 31, 2019 consisted of a letter of credit issued for our Frankfurt office.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

(i)	Investment Securities
Investment securities consist of corporate debt, U.S. Treasury, and certificates of deposit with original maturities over 90 days. As of December 31, 2018, the Company has reclassified its investment securities from held-to-maturity to trading as it may sell them with the intent to recognize short-term gains or losses and records them at fair market value. As of the date of transfer, the amortized cost of the investment securities was $40,944 and net unrealized gain of $16 was included in other operating expense, net in the accompanying consolidated statements of comprehensive income.

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
We account for income taxes in accordance with ASC Topic 740, Income Taxes, which requires the recognition of tax benefits or expenses on temporary differences between the financial reporting and tax basis of our assets and liabilities. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The measurement of the deferred items is based on enacted tax laws and applicable tax rates. A valuation allowance related to a deferred tax asset is recorded if it is more likely than not that some portion or all of the deferred tax asset will not be realized.
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
Recently enacted U.S. tax legislation, the Tax Cuts and Jobs Act, was signed into law on December 22, 2017 (the "Tax Act"). On the same day, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
In accordance with SAB 118, the Company made estimates and recorded provisional amounts for the Tax Act during the year ended March 31, 2018, including re-measurement of deferred tax assets and liabilities as well as the one-time deemed repatriation transition tax (the “Toll Charge”) on certain un-repatriated earnings of non-U.S. subsidiaries. As of the quarter ended December 31, 2018, the Company finalized the provisional estimates made under SAB 118. In particular, we revised the provisional estimate made for the Toll Charge obligation and recognized additional tax expense of $1,313 resulting in an insignificant impact to the effective tax rate. The Company included these adjustments within income tax expense from continuing operations. No material adjustments were made in the quarter ended March 31, 2019.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

The Global Intangible Low-Taxed Income tax (“GILTI inclusion”) can be recognized in the financial statements through an accounting policy election by either recording a period cost (permanent item) or providing deferred income taxes stemming from certain basis differences that are expected to result in GILTI inclusion. The Company has elected to account for the tax impacts of the GILTI inclusion as a period cost. The Company’s estimated tax impact as a result of the Tax Act was based upon the information and guidance available as of March 31, 2019.

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
When HL CA was acquired by Fram in January 2006, approximately $392,600 of goodwill and $192,210 of indefinite-lived intangible assets were generated and recognized. In accordance with ASC Topic 805, Business Combinations, since HL CA was wholly owned by Fram, this goodwill and all other purchase accounting-related adjustments were pushed down to the Company’s reporting level. Through both foreign and domestic acquisitions made directly by HL CA and the Company since 2006, additional goodwill of approximately $202,212, inclusive of foreign currency translations has been recognized.
Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. Goodwill is reviewed for impairment in accordance with ASU No. 2011-08, Testing Goodwill for Impairment, and amended by ASU 2017-04, Simplifying the Test for Goodwill Impairment which permits management to make a qualitative assessment as to whether one of its reporting unit’s fair value is less than its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. Impairment testing of goodwill requires a significant amount of judgment in assessing qualitative factors and estimating the fair value of the reporting unit, if necessary. The fair value is determined using an estimated market value approach, which considers estimates of future after tax cash flows, including a terminal value based on market earnings multiples, discounted at an appropriate market rate. As of March 31, 2019, 2018, and 2017, management concluded that it was not more likely than not that the Company’s reporting units’ fair value was less than their carrying amount and no further impairment testing had been considered necessary.
Indefinite-lived intangible assets are reviewed annually for impairment in accordance with ASU 2012-02, Testing Indefinite-lived Intangible Assets for Impairment, which provides management the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. As of March 31, 2019, 2018, and 2017, management concluded that it was not more likely than not that the fair values were less than the carrying values.
Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group (inclusive of other long-lived assets) be tested for possible impairment, management first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of March 31, 2019, 2018, and 2017, no events or changes in circumstances were identified that indicated that the carrying amount of the finite-lived intangible assets were not recoverable.

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
Upon adoption, the Company recorded a cumulative effect adjustment that resulted in a reduction in retained earnings of $19.3 million, a reduction in deferred tax liabilities of $6.9 million and an increase to deferred income of $26.2 million. This cumulative adjustment was related to certain engagements for which revenue was being recognized over time prior to adoption which are now recognized point-in-time under the new standard. See notes 2(d) and 3 for further information.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The amendments in this ASU requires lessees to recognize right-of-use assets and lease liabilities in the consolidated balance sheets for all leases with terms longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right-of-use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonably certain to exercise an option to extend the lease, exercise a purchase option, or not exercise an option to terminate the lease. In addition, this ASU requires expanded disclosures about the nature and terms of lease agreements. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018 (year ending March 31, 2020 for the Company). The Company adopted this ASU in April 2019 under a modified retrospective approach. The impact of adopting this ASU is expected to result in right of use asset and lease liability of approximately $150 million on the Company's consolidated statements of financial condition as of April 1, 2019. See note 16 for a summary of our undiscounted minimum rental commitments under operating leases as of March 31, 2019.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. The amendments in this ASU address the classification of certain cash receipts and cash payments in the statement of cash flows as well as the presentation and disclosure of restricted cash. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017 (fiscal year ending March 31, 2019 for the Company). The Company adopted guidance effective April 1, 2018 and its application did not result in changes to any classification in the consolidated statements of cash flows, and did not have a material impact on our consolidated financial position or results of operations.
In November 2016, the FASB issued ASU No. 2016-18, Restricted cash. The amendments in this ASU address the classification and presentation of changes in restricted cash and restricted cash equivalents in the statement of cash flows. Under the new guidance, an entity should include the amounts generally described as restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of period total amounts shows on the statement of cash flows. The Company adopted guidance effective April 1, 2018 and its application did not result in changes to the classification and presentation of changes in restricted cash and restricted cash equivalents in the consolidated statements of cash flows, and did not have a material impact on our consolidated financial position or results of operations.

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
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The clarified guidance provides a more defined framework to use in determining when a set of assets and activities constitute a business. The clarified definition was effective for the Company on April 1, 2018 and was applied on a prospective basis. Application of this guidance did not have an effect on the consolidated financial statements and related disclosures.
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting. The amended guidance states an entity should account for the effects of a modification unless certain criteria are met which include that the modified award has the same fair value, vesting conditions and classification as the original award. The guidance is first effective for our fiscal year beginning April 1, 2019 on a prospective basis; however, early adoption is permitted. Given that this guidance applies to specific transactions and would only become relevant in certain circumstances, we are unable to estimate the impact, if any, this new guidance may have on our financial position.
(3) REVENUE RECOGNITION
The Company adopted the new revenue recognition standard effective April 1, 2018, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company is using the modified retrospective method that results in the Company prospectively changing the presentation of reimbursements of certain out-of-pocket expenses from a net presentation within non-compensation expenses to a gross basis in revenues. This resulted in an increase in both revenues and related out-of-pocket expenses of approximately $33.6 million for the year ended March 31, 2019.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

The following table summarizes the effects of adopting the new revenue recognition standard on the Company’s consolidated statements of comprehensive income for the years ended March 31, 2019.

	As reported	Excluding adoption of ASC 606	Adjustments
Revenues	$1,084,385	$1,050,405	$33,980
Operating expenses:
Employee compensation and benefits	692,073	692,024	49
Travel, meals, and entertainment	42,862	28,865	13,997
Rent	38,672	38,672	—
Depreciation and amortization	14,475	14,475	—
Information technology and communications	21,512	20,555	957
Professional fees	23,035	19,038	3,997
Other operating expenses	32,229	17,391	14,838
Total operating expenses	864,858	831,020	33,838
Income before provision for income taxes	224,320	224,178	142
Provision for income taxes	65,214	65,173	41
Net income	$159,106	$159,005	$101

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

The change in the Company’s contract assets and liabilities during the period primarily reflects the timing difference between the Company’s performance and the customer’s payment. The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	Balance as of April 1, 2018 (4)	(Decrease)/Increase	Balance as of March 31, 2019
Receivables (1)	$77,259	$(12,462)	$64,797
Unbilled work in process (2)	$45,862	$26,029	$71,891
Contract Assets (1)	$4,675	$1,358	$6,033
Contract Liabilities (3)	$30,872	$(3,060)	$27,812
_______________________
(1) Included in accounts receivable in the March 31, 2019 consolidated balance sheet
(2) Included in unbilled work in process in the March 31, 2019 consolidated balance sheet
(3) Deferred income in the March 31, 2019 consolidated balance sheet
(4) See note 2 (m)

As a practical expedient, the Company does not disclose information about remaining performance obligations pertaining to (i) contracts that have an original expected duration of one year or less and/or (ii) contracts where the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that is or forms part of a single performance obligation. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at March 31, 2019.

4) RELATED‑PARTY TRANSACTIONS
The Company provides financial advisory services to ORIX USA and its affiliates and certain other related parties, and received fees for these services totaling approximately $8,819, $3,006, and $7,504 during the years ended March 31, 2019, 2018, and 2017, respectively.

The Company provides certain management and administrative services for the Company's unconsolidated entities and receives fees for these services. The Company received fees of $482, $286, and $461 during the years ended March 31, 2019, 2018, and 2017, respectively.
In connection with the IPO, ORIX USA and the Company entered into a Transition Services Agreement, pursuant to which ORIX USA provided services for Sarbanes-Oxley compliance, internal audit, and other services for specified fees. Expenses incurred by the Company related to these services were $0, $0, and $269 for the years ended March 31, 2019, 2018, and 2017, respectively, which are included in professional fees in the accompanying consolidated statements of comprehensive income. To the extent that ORIX USA and its affiliates pay for expenses of the Company, ORIX USA is reimbursed for such payments by the Company.
Interest income earned by the Company related to cash balances held by the affiliate of ORIX USA was $0, $0 and $33 for the years ended March 31, 2019, 2018 and 2017, respectively.
In November 2015, the Company entered into a joint venture arrangement with Leonardo & Co. NV, a European-based investment banking firm ("Leonardo"), in relation to Leonardo's Italian business by means of acquisition of a minority (49%) interest. In conjunction with this transaction, a subsidiary of the Company loaned the joint venture EUR 5,500 ($6,492 and $6,034 as of March 31, 2019 and 2018, respectively) which is included in receivables from affiliates and which bears interest at 1.5% and matures no later than November 2025. Interest income earned by the Company related to this receivable from affiliate was approximately $96, $97, and $90 during the years ended March 31, 2019, 2018, and 2017, respectively. Included in receivables from affiliates is also reimbursable third party costs incurred on behalf of Leonardo totaling approximately $2,139 and $2,698 as of March 31, 2019, and 2018, respectively.

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
In July 2017, the Company purchased the remaining interest of Houlihan Lokey (Australia) Pty Limited ("HL Australia"), which was historically operating as our joint venture in Australia. As part of the consideration paid, a loan receivable from certain principals of the joint venture was forgiven. In addition, as a result of the acquisition we eliminated from our consolidated financial statements as of March 31, 2019 a loan agreement entered into with HL Australia in February 2017 for AUD 2,500 ($2,001 as of July 31, 2017) which bore interest at 2.0% and was previously included in receivables from affiliates. Interest income earned by the Company related to this receivable from affiliate was approximately $0 and $13 during the years ended March 31, 2019 and 2018, respectively.
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

In the accompanying consolidated balance sheet, the Company carried accounts receivable and unbilled work in progress from related parties totaling approximately $3 and $21 as of March 31, 2019 and 2018, respectively. The Company also deferred income from related parties for service fees totaling $34 and $25 as of March 31, 2019 and 2018, respectively.

Other assets in the accompanying consolidated balance sheets includes loans receivable from certain employees of $15,228 and $7,489 as of March 31, 2019 and 2018, respectively.

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
The following table presents information about the Company's financial assets, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	March 31, 2019
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$116,577	$—	$116,577
U.S. Treasury securities	—	8,681	—	8,681
Total asset measured at fair value	$—	$125,258	$—	$125,258

	March 31, 2018
	Level I	Level II	Level III	Total
Certificates of deposit	$—	$10,106	$—	$10,106
Corporate debt securities	—	183,578	—	183,578
U.S. Treasury securities	—	15,582	—	15,582
Total asset measured at fair value	$—	$209,266	$—	$209,266

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given investment is based on the level of input that is most significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the instrument.

The Company had no transfers between fair value levels for the year ended March 31, 2019.

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

The carrying value of cash and cash equivalents, restricted cash, accounts receivable, unbilled work in process, receivables from affiliates, accounts payable and accrued expenses, deferred income and other liabilities approximates fair value due to the short maturity of these instruments.

The carrying value of the loans to employees included in other assets, loans payable to former shareholders and an unsecured loan which is included in loan payable to non-affiliates, approximates fair value due to the variable interest rate borne by those instruments.
(6) INVESTMENT SECURITIES
As of March 31, 2018, the Company classified its investment securities as held-to-maturity. As of December 31, 2018, the Company has reclassified its investment securities from held-to-maturity to trading and measures them at fair value in the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in other operating expense, net in the accompanying consolidated statements of comprehensive income.

The amortized cost, gross unrealized gains (losses), and fair value of securities were as follows:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$116,220	$372	$(15)	$116,577
U.S. Treasury Securities	8,608	73	—	8,681
Total securities with unrealized gains	$124,828	$445	$(15)	$125,258

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$183,632	$13	$(67)	$183,578
Certificate of deposit	10,106	—	—	10,106
U.S. Treasury Securities	15,581	11	(10)	15,582
Total securities with unrealized gains	$209,319	$24	$(77)	$209,266

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

Scheduled maturities of the Company's debt securities within the investment securities portfolio were as follows:

	March 31, 2019		March 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$96,109	$96,175	$209,319	$209,266
Due within years two through five	28,719	29,083	—	—
Total debt within the investment securities portfolio	$124,828	$125,258	$209,319	$209,266
(7) ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Year Ended March 31,
	2019	2018
Balance-beginning	$11,391	$11,199
Provision for bad debt	1,707	1,983
Write-off of uncollectible accounts	(7,502)	(1,791)
Balance-ending	$5,596	$11,391
(8) PROPERTY AND EQUIPMENT
Property and equipment, net of accumulated depreciation consist of the following:

	Useful Lives	March 31, 2019	March 31, 2018
Equipment	5 Years	$7,916	$6,653
Furniture and fixtures	5 Years	19,445	19,189
Leasehold improvements	10 Years	34,370	31,916
Computers and software	3 Years	11,499	10,346
Other	N/A	1,117	1,120
Total cost		74,347	69,224
Less: accumulated depreciation		(43,313)	(37,078)
Total net book value		$31,034	$32,146
Additions to property and equipment during the years ended March 31, 2019 and 2018 were primarily related to costs incurred to furnish new leased office space and refurbish existing space, and acquisitions.
Depreciation expense of $8,434, $6,195, and $5,708 was recognized during the years ended March 31, 2019, 2018, and 2017, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

(9) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangibles consist of the following.

	Useful Lives	March 31, 2019	March 31, 2018
Goodwill	Indefinite	$594,812	$528,889
Tradename-Houlihan Lokey	Indefinite	192,210	192,210
Other intangible assets	Varies	18,614	15,464
Total cost		805,636	736,563
Less: accumulated amortization		(11,032)	(13,253)
Total net book value (before taxes)		794,604	723,310
Deferred tax liability		(51,676)	(50,541)
Total net book value		$742,928	$672,769
Goodwill attributable to the Company’s business segments is as follows:

Business Segments	April 1, 2018	Changes (1)	March 31, 2019
Corporate Finance	$273,812	$66,470	$340,282
Financial Restructuring	163,362	(547)	162,815
Financial Advisory Services	91,715	—	91,715
Total	$528,889	$65,923	$594,812
_______________________
(1) Changes were related to the acquisitions discussed in note 1 and foreign currency translation adjustments.
Amortization expense of approximately $6,041, $1,710, and $3,145 was recognized for the years ended March 31, 2019, 2018, and 2017, respectively. The estimated future amortization for finite-lived intangible assets for each of the next five years are as follows:

Year Ended March 31,
2020	$6,294
2021	711
2022	157
2023	7
2024	7

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

(10) LOANS PAYABLE
In August 2015, prior to the IPO the Company paid a dividend to its shareholders, a portion of which was paid to ORIX USA in the form of a $45.0 million note that bore interest at a rate of LIBOR plus 165 basis points or 4.36% and 4.31% as of March 31, 2019 and 2018, respectively. The Company paid interest on the note of $0, $62 and $806 for the years ended March 31, 2019, 2018, and 2017, respectively. Beginning on June 30, 2016, the Company was required to make quarterly repayments of principal in the amount of $7.5 million, with the remaining principal amount due on the second anniversary of the completion of the IPO. The loan was repaid in full in May 2017.
In August 2015, the Company entered into a revolving line of credit with Bank of America, N.A., which allows for borrowings of up to $75.0 million and originally matured in August 2017. On July 28, 2017, the Company extended the maturity date of the revolving credit facility to August 18, 2019 (or if such date is not a business day, the immediately preceding business day). The agreement governing this facility provides that borrowings bear interest at an annual rate of LIBOR plus 1.00%, commitment fees apply to unused amounts, and contains debt covenants which require that the Company maintain certain financial ratios. As of March 31, 2019, no principal was outstanding under the line of credit. The Company paid interest and unused commitment fees of $228, $228 and $400 for the years ended March 31, 2019, 2018, and 2017, respectively, under the line of credit.

Prior to the IPO, Fram maintained certain loans payable to former shareholders consisting of unsecured notes payable, which were transferred to the Company in conjunction with the IPO. The interest rate on the individual notes was 3.92% and 3.10% as of years ended March 31, 2019 and 2018, respectively, and the maturity dates range from 2019 to 2027. The Company incurred interest expense on these notes of $96, $124 and $203 for the years ended March 31, 2019, 2018, and 2017, respectively.

An acquisition made in January 2015 included non-contingent consideration with a carrying value of $226 as of each of March 31, 2019 and March 31, 2018, which is included in other liabilities in the accompanying consolidated balance sheets.

In November 2015, the Company acquired the investment banking operations of Leonardo in Germany, the Netherlands, and Spain, and made a 49% investment in Leonardo's operations in Italy. Total consideration included an unsecured loan of EUR 14.0 million payable on November 16, 2040, which is included in loan payable to non-affiliates in the accompanying consolidated balance sheets. Under certain circumstances, the note may be paid in part or in whole over a five year period in equal annual installments. This loan bears interest at an annual rate of 1.50%. In each of January 2017, December 2017 and December 2018, we paid a portion of this loan in the amount of EUR 2.9 million. The Company incurred interest expense on this loan of $131, $179 and $213 for the years ended March 31, 2019, 2018, and 2017, respectively.
An acquisition made in January 2017 included non-contingent consideration with a carrying value of $1,983 and $1,918 as of March 31, 2019 and 2018, respectively, which is included in other liabilities in the accompanying consolidated balance sheets.
In April 2018, the Company acquired Quayle Munro Limited. Total consideration included non-interest bearing unsecured convertible loans totaling GBP 10.5 million payable on May 31, 2022, which is included in other liabilities in the accompanying consolidated balance sheet. Under certain circumstances, the notes may be exchanged for Company stock over a three year period in equal annual installments starting on May 31, 2020. The Company incurred imputed interest expense on these notes of $325 for the year ended March 31, 2019.
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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

(11) OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS
The only component of other comprehensive income relates to foreign currency translation adjustments of $(16,338), $7,961, and $(7,304) for the years ended March 31, 2019, 2018, and 2017, respectively. The change in foreign currency translation was impacted by the vote in the U.K. to withdraw from the European Union. We are currently in a period in which the terms of withdrawal are being negotiated and there may be impact on our European business that are unknown at this time. We believe the change in foreign currency translation will become more volatile, but we do not expect this to have a material impact on our operating results and financial position.
Accumulated other comprehensive loss at March 31, 2019, 2018, and 2017 was comprised of the following:

Balance, April 1, 2016	$(14,613)
Foreign currency translation adjustments	(7,304)
Balance, March 31, 2017	$(21,917)
Foreign currency translation adjustments	7,961
Balance, March 31, 2018	$(13,956)
Foreign currency translation adjustments	(16,338)
Balance, March 31, 2019	$(30,294)
(12) INCOME TAXES
The Company’s provision for income taxes was $65,214, $45,553, and $70,144 for the years ended March 31, 2019, 2018, and 2017, respectively. This represents effective tax rates of 29.1%, 20.9%, and 39.3% for the years ended March 31, 2019, 2018, and 2017, respectively.

The primary drivers of the Company’s effective tax rate being higher than the federal statutory rate of 21.0% for the year ended March 31, 2019 were the provision for state taxes, certain non-deductible expenses including limits on deductibility of executive compensation under IRC Section 162(m), limits on the deductibility of certain meal and entertainment expense items, and the movement in uncertain tax positions. The increase in the Company’s tax rate during the year ended March 31, 2019 relative to the year ended March 31, 2018 was primarily as a result of ASU 2016-09, Compensation - Stock Compensation, which resulted in a decrease to the provision for income taxes due to the vesting of share awards that were accelerated during the calendar year ended December 31, 2017, as well as the Tax Act that created a rate benefit upon enactment in the 2018 fiscal year due to the Company’s re-measurement of deferred tax items.

The Tax Act reduced the U.S. federal corporate tax rate from 35.0% to 21.0% for all corporations effective for tax years beginning after December 31, 2017. For fiscal year companies, the change in law requires the application of a blended rate, which in the Company’s case is approximately 31.5% for the fiscal year ending March 31, 2018. Beginning with the fiscal year ended March 31, 2019, the applicable statutory rate is 21.0%.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

The provision (benefit) for income taxes on operations for the years ended March 31, 2019, 2018, and 2017 is comprised of the following approximate values:

	March 31, 2019	March 31, 2018	March 31, 2017
Current:
Federal	$47,101	$34,638	$60,024
State and local	22,094	9,768	12,686
Foreign	6,706	7,716	3,527
Subtotal	75,901	52,122	76,237
Deferred:
Federal	(10,665)	(2,398)	(7,262)
State and local	(1,997)	(646)	(962)
Foreign	1,975	(3,525)	2,131
Subtotal	(10,687)	(6,569)	(6,093)
Total	$65,214	$45,553	$70,144
The provision for income taxes on operations for the years ended March 31, 2019, 2018, and 2017 is reconciled to the income taxes computed at the statutory federal income tax rate (computed by applying the federal corporate rate of 21.0% for 2019, 31.5% for 2018 and 35% for 2017 to consolidated operating income before provision for income taxes) as follows:

	March 31, 2019		March 31, 2018		March 31, 2017
Federal income tax provision computed at statutory rate	$47,107	21.0%	$68,618	31.5%	$62,470	35.0%
State and local taxes, net of federal tax effect	12,944	5.8%	7,600	3.5%	8,139	4.6%
Tax impact from foreign operations	(2,098)	(0.9)%	(3,972)	(1.8)%	(1,741)	(1.0)%
Nondeductible expenses	3,797	1.7%	1,414	0.6%	1,422	0.8%
Nondeductible public offering-related expenses	—	—%	—	—%	562	0.3%
Stock compensation	(8)	—%	(16,173)	(7.4)%	—	—%
Uncertain tax positions, true-up items, and other	2,159	0.9%	(1,203)	(0.6)%	(708)	(0.4)%
Enactment of the Tax Act	1,313	0.6%	(10,731)	(4.9)%	—	—%
Total	$65,214	29.1%	$45,553	20.9%	$70,144	39.3%

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

Deferred income taxes arise principally from temporary differences between book and tax recognition of income, expenses, and losses relating to financing and other transactions. The deferred income taxes on the accompanying consolidated balance sheets at March 31, 2019, 2018, and 2017 comprise the following:

	March 31, 2019	March 31, 2018	March 31, 2017
Deferred tax assets:
Deferred compensation expense/accrued bonus	$48,501	$32,358	$57,379
Allowance for doubtful accounts	675	2,347	4,920
US foreign tax credits	2,523	3,865	—
Other, net	7,789	11,271	11,235
Total deferred tax assets	59,488	49,841	73,534
Deferred tax asset valuation allowance	(11,369)	(13,334)	(10,984)
Total deferred tax assets	48,119	36,507	62,550
Deferred tax liabilities:
Intangibles	(51,676)	(50,541)	(77,184)
Accounts receivable and work in process	(1,647)	(8,146)	(16,562)
Total deferred tax liabilities	(53,323)	(58,687)	(93,746)
Net deferred tax liabilities	$(5,204)	$(22,180)	$(31,196)
A valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company has determined that deferred tax assets related to US foreign tax credits and certain foreign deferred tax assets are not likely to be realized. The Company’s credit carryforwards as of March 31, 2019 were primarily driven as a result of U.S. Tax Reform. The Company assessed the realizability of these foreign tax credits based on currently enacted and proposed legislation issued by the U.S. Department of Treasury and the Internal Revenue Service, and recorded a full valuation allowance of $2,523 and $3,865 against these assets for March 31, 2019 and 2018, respectively. The Company does not expect to utilize these foreign tax credits in the future as the Company does not currently project future foreign source income. In addition, certain deferred tax assets related to tax deductible goodwill from previous acquisitions and net operating losses generated from these deductions were not more likely than not realizable; therefore, the Company maintained valuation allowances for March 31, 2019, 2018 and 2017 of $8,846, $9,469 and $10,984, respectively.
As of March 31, 2019, 2018, and 2017, the Company had recorded liabilities for interest and penalties related to uncertain tax positions in the amounts of $1,093, $934, and $816 net of any future tax benefit of such interest, respectively. Unrecognized tax positions totaled $4,960, $4,563 and $3,694 as of March 31, 2019, and 2018, and 2017, respectively. If the income tax impacts from these tax positions are ultimately realized, such realization would affect the income tax provision and effective tax rate.
A reconciliation of the unrecognized tax position for the year ended March 31, 2019, 2018, and 2017 is as follows:

	March 31, 2019	March 31, 2018	March 31, 2017
Unrecognized tax position at the beginning of the year	$4,563	$3,694	$1,024
Increases related to prior year tax positions	1,210	1,033	2,670
Decreases related to prior year tax positions	(813)	(164)	—
Unrecognized tax position at the end of the year	$4,960	$4,563	$3,694
In the next 12 months, certain uncertain tax positions may reverse as the related statutes expire, but the Company does not anticipate a material change.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

Prior to the IPO, the Company filed as a member of the ORIX USA consolidated federal income tax group and did so through the date of the IPO for fiscal 2016. Following the IPO, the Company files a consolidated federal income tax return separate from ORIX USA, as well as consolidated and separate returns in state and local jurisdictions. As of March 31, 2019, all of the federal income tax returns filed since 2016 by ORIX USA that include the Company as a subsidiary or were filed by the Company are still subject to adjustment upon audit. The Company is currently under New York State audit for the years ended March 31, 2016 and March 31, 2017. The Company also files combined and separate income tax returns in many states, which are also open to adjustment. Additionally, ORIX USA is currently under California audit for the years ended March 31, 2012, March 31, 2013 and March 31, 2014, Illinois audit for the years ended March 31, 2013, March 31, 2014, and March 31, 2015, and Minnesota audit for the years ended March 31, 2013, March 31, 2014, March 31, 2015 and March 31, 2016.

(13) NET INCOME PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS
The calculations of basic and diluted net income per share attributable to holders of shares of common stock are presented below.

	Twelve Months Ended March 31,
	2019	2018	2017
Numerator:
Net income attributable to holders of shares of common stock—basic	$159,106	$172,283	$108,343
Net income attributable to holders of shares of common stock—diluted	$159,106	$172,283	$108,343
Denominator:
Weighted average shares of common stock outstanding—basic	62,213,414	62,494,275	61,100,497
Weighted average number of incremental shares issuable from unvested restricted stock and restricted stock units, as calculated using the treasury stock method	3,632,718	3,829,818	5,478,633
Weighted average shares of common stock outstanding—diluted	65,846,132	66,324,093	66,579,130
Net income per share attributable to holders of shares of common stock
Basic	$2.56	$2.76	$1.77
Diluted	$2.42	$2.60	$1.63

(14) EMPLOYEE BENEFIT PLANS

(a)	Defined Contribution Plans
The Company sponsors a 401(k) defined contribution savings plan for its domestic employees and defined contribution retirement plans for its international employees. The Company contributed approximately $2,765, $2,018 and $2,321 during the years ended March 31, 2019, 2018 and 2017, respectively, to these defined contribution plans.

(b)	Share-Based Incentive Plans
During the period HL CA was a subsidiary of Fram, certain employees were granted restricted shares of Fram. Compensation expense related to these shares was recorded at the HL CA level as it was related to services provided by its employees. Under its 2006 incentive plan (the "2006 Incentive Plan"), Fram granted restricted share awards to employees of the Company as a component of annual incentive pay and occasionally in conjunction with new hire employment agreements. Under the 2006 Incentive Plan, awards typically vested after three years of service from the date of grant. Forfeitures of unvested share awards are recognized as they occur. Prior to the IPO, the grant-date fair value of each award was determined by Fram's board of directors as discussed further below. In addition, the stock grants to employees of the Company in connection with the IPO were made under the 2006 Incentive Plan.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

Following the IPO, additional awards of restricted shares have been and will be made under the Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan (the "2016 Incentive Plan"), which became effective in August 2015 and was amended in October 2017. Under the 2016 Incentive Plan, it is anticipated that the Company will continue to grant cash and equity-based incentive awards to eligible service providers in order to attract, motivate, and retain the talent necessary to operate the Company's business. Equity-based incentive awards issued under the 2016 Incentive Plan generally vest over a four-year period. An aggregate of 30,820 restricted shares of Class A common stock were granted under the 2016 Incentive Plan to (i) two independent directors in August 2015 at $21.00 per share, (ii) two independent directors in the first quarter of fiscal 2017 at $25.21 per share, (iii) one independent director in the first quarter of fiscal 2017 at $23.93 per share, (iv) three independent directors in the first quarters of fiscal 2018 and 2019 at $33.54 and $44.50 per share, respectively, and (v) one independent director in the third quarter of fiscal 2019 at $42.41 per share.
In March 2016, the FASB issued ASU No. 2016-09 which simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification in the statement of cash flows. The Company adopted ASU 2016-09 in the first quarter of fiscal 2018. The changes that impacted the Company included a requirement that excess tax benefits and deficiencies be recognized as a component of provision for income taxes on the consolidated statements of comprehensive income rather than additional paid-in capital on the consolidated statements of changes in stockholders' equity as required in the previous guidance. Under the transition provisions, we have applied this new guidance prospectively with respect to excess tax benefits arising from vesting of share awards and such awards are no longer presented within financing activities in the consolidated statements of cash flows and are included the change in income taxes payable as an operating activity in the consolidated statements of cash flows for the year ended March 31, 2018. During the year ended March 31, 2019 excess tax benefits of $8 were recorded as a component of the provision for income taxes and an operating activity on the Consolidated Statements of Cash Flows. The adoption of ASU 2016-09 resulted in a decrease to the provision for income taxes due to the vesting of share awards that were accelerated on February 14, 2017. The decrease to the provision occurred in the first quarter of fiscal 2018 because the Company’s tax deduction is delayed to its tax year that corresponds to the tax year that the employees report the taxable income. In addition, there was an additional decrease to the provision due to the vesting of share awards that were accelerated on October 21, 2017. As required under the transition provisions, we reclassified, on a retrospective basis, a cash outflow of $22,756 related to the settlement of share-based awards in satisfaction of withholding tax requirements from operating activities to financing activities for the year ended March 31, 2017.
The share awards are classified as equity awards at the time of grant unless the number of shares granted is unknown. Awards that are settleable in shares based upon a future determinable stock price are classified as a liability until the price is established and the resulting number of shares is known, at which time they are re-classified from liabilities to equity awards. Activity in equity classified share awards which relate to the 2006 Incentive Plan and the 2016 Incentive Plan during the years ended March 31, 2019 and 2018 is as follows:

Nonvested share awards	Shares	Weighted average grant date fair value
Balance at April 1, 2017	3,626,270	$22.35
Granted	1,235,779	34.86
Vested	(1,023,078)	24.03
Forfeited	(984,078)	24.60
Balance at March 31, 2018	2,854,893	$26.39
Granted	1,069,436	49.32
Vested	(76,702)	48.78
Shares repurchased/forfeited	(83,643)	33.91
Balance at March 31, 2019	3,763,984	$32.29

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

Activity in liability classified share awards during the years ended March 31, 2019 and 2018 is as follows:

Awards settleable in shares	Fair value
Balance at April 1, 2017	$12,743
Offer to grant	9,637
Share price determined-converted to cash payments	(6,040)
Share price determined-transferred to equity grants (1)	—
Forfeited	(847)
Balance at March 31, 2018	$15,493
Offer to grant	12,432
Share price determined-converted to cash payments	(300)
Share price determined-transferred to equity grants (1)	(4,705)
Forfeited	(1,244)
Balance at March 31, 2019	$21,676
_______________________
(1) 96,778 and 0 shares for the years ended March 31, 2019 and 2018, respectively.
Compensation expenses for the Company associated with both equity and liability classified awards totaled $56,562, $47,111, and $45,059 for the years ended March 31, 2019, 2018, and 2017, respectively. At March 31, 2019, there was $77,348 of total unrecognized compensation cost related to unvested share awards granted under both the 2006 Incentive Plan and 2016 Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.4 years.
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
In conjunction with the Company's IPO, 12,075,000 Class A shares were sold to the public by existing shareholders and 9,524 Class A shares were issued to non-employee directors. During the year ended March 31, 2017, an additional 9,200,000 Class A shares were sold to the public in the February 2017 Follow-on Offering as discussed in note 1, 9,137 shares were issued to non-employee directors, and 733,150 shares were converted from Class B to Class A. Each share of Class A common stock is entitled to one vote per share. During the year ended March 31, 2018, 5,589 shares were issued to non-employee directors, and 1,252,242 shares were converted from Class B to Class A, in October and November 2017 an additional 3,750,000 Class A shares, and in March 2018 an additional 4,000,000 shares were sold to the public in the October 2017 and March 2018 Follow-on Offerings as discussed in note 1. As of March 31, 2019, there were 4,109,720 shares of Class A common stock held by ORIX USA. Each share of Class A common stock is entitled to one vote per share.

(b)	Class B Common Stock
Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In April 2017, the Company settled its $192,372 forward purchase obligation with a related party and the funds held in escrow were released and the related 6,900,000 Class B shares were retired. In March 2018 and April 2017, the Company repurchased from employees 68,504 and 71,913 shares, respectively of Class B common stock received pursuant to contractual arrangements entered into in connection with a prior acquisition. In April 2018, the Company settled its $93,500 forward purchase obligation with a related party and the funds held in escrow were released and the related 2,000,000 Class B shares were retired. As of March 31, 2019 there were 24,929,520 Class B shares held by the HL Voting Trust and 2,268,214 Class B shares held by ORIX USA. Each share of Class B common stock is entitled to ten votes per share.

(c)	Dividends
Previously declared dividends related to unvested shares of $8,006 and $3,983 were unpaid as of March 31, 2019 and 2018, respectively.

(d)	Stock subscriptions receivable
Employees of the Company periodically issued notes receivable to the Company documenting loans made by the Company to such employees for the purchase of restricted shares of the Company.

(e)	Share repurchase program
In February 2017, the board of directors authorized the repurchase of up to $50.0 million of the Company's Class A common stock. In May 2017, the Company entered into a stock buyback program with a third-party financial institution to purchase shares of common stock. In July 2018, the board of directors authorized the repurchase of up to $100 million of the Company's common stock. During the twelve months ended March 31, 2019 and 2018, the Company repurchased and retired 1,481,114 and 430,237 shares of its outstanding common stock at a weighted average price of $46.97 and $35.17 per share, excluding commissions, for an aggregate purchase price of $69,563 and $15,131.
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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

Our obligation under the loan payable to affiliate is subordinated to our obligations under the revolving credit facility with Bank of America, N.A. The scheduled aggregate repayments of the loan payable to affiliate included in other liabilities in the accompanying consolidated balance sheets, the loans payable to former shareholders, and the loan payable to non-affiliates are as follows:

Year Ended March 31,
2020	$3,169
2021	575
2022	280
2023	14,042
2024	31
2025 and thereafter	13,092
Total	$31,189
The Company also provides routine indemnifications relating to certain real estate (office) lease agreements under which it may be required to indemnify property owners for claims and other liabilities arising from the Company’s use of the applicable premises. In addition, the Company guarantees the performance of its subsidiaries under certain office lease agreements. The terms of these obligations vary, and because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the maximum amount that it could be obligated to pay under such contracts. Based on historical experience and evaluation of specific indemnities, management believes that judgments, if any, against the Company related to such matters are not likely to have a material effect on the consolidated financial statements. Accordingly, the Company has not recorded any liability for these obligations as of March 31, 2019 or 2018.
An acquisition made in January 2017 included contingent consideration with a carrying value of $0 and $4,085 as of March 31, 2019 and 2018, respectively, which is included in other liabilities in the accompanying consolidated balance sheets.
Straight-line rent expense under noncancelable operating lease arrangements and the related operating expenses were approximately $38,672, $27,799, and $26,205 for the years ended March 31, 2019, 2018, and 2017, respectively. The approximate future minimum annual noncancelable rental commitments required under these agreements with initial terms in excess of one year are as follows:

Year Ended March 31,
2020	$28,640
2021	26,703
2022	22,353
2023	18,339
2024	11,205
2025 and thereafter	41,028
Total	$148,268

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

	Year ended March 31,
	2019	2018	2017
Revenues by segment:
Corporate Finance	$607,333	$528,643	$434,558
Financial Restructuring	317,774	294,142	307,595
Financial Advisory Services	159,278	140,579	129,938
Revenues	$1,084,385	$963,364	$872,091
Segment profit (1)
Corporate Finance	$193,603	$177,575	$119,739
Financial Restructuring	83,607	73,691	92,831
Financial Advisory Services	28,776	26,334	28,905
Total segment profit	305,986	277,600	241,475
Corporate expenses (2)	86,459	63,154	59,480
Other (income) expense, net	(4,793)	(3,390)	3,508
Income before provision for income taxes	$224,320	$217,836	$178,487
_______________________
(1) We adjust the compensation expense for a business segment in situations where an employee residing in one business segment is performing work in another business segment where the revenues are accrued. Segment profit may vary significantly between periods depending on the levels of collaboration among the different segments.
(2) Corporate expenses represent expenses that are not allocated to individual business segments such as Office of the Executives, accounting, information technology, compliance, legal, marketing, human capital management, and human resources.

Assets by segment:	March 31,
	2019	2018	2017
Corporate Finance	$397,069	$337,584	$316,561
Financial Restructuring	184,364	185,486	193,275
Financial Advisory Services	127,021	126,034	121,640
Total segment assets	708,454	649,104	631,476
Corporate assets	714,604	769,737	754,231
Total assets	$1,423,058	$1,418,841	$1,385,707

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(All tables and balance disclosures are in thousands, except share data or otherwise stated)

Revenues by geography:	March 31,
	2019	2018	2017
United States	$878,840	$830,079	$760,450
International	205,545	133,285	111,641
Total revenues	$1,084,385	$963,364	$872,091

Income before provision for income taxes by geography:	March 31,
	2019	2018	2017
United States	$176,850	$185,380	$154,268
International	47,470	32,456	24,219
Total income before provision for income taxes	$224,320	$217,836	$178,487

Assets by geography	March 31,
	2019	2018	2017
United States	$1,021,975	$957,897	$964,273
International	401,083	460,944	421,434
Total assets	$1,423,058	$1,418,841	$1,385,707
(18) SUBSEQUENT EVENTS
On April 30, 2019, the board of directors of the Company declared a regular quarterly cash dividend of $0.31 per share for holders of record as of June 3, 2019 and payable on June 14, 2019.

SUPPLEMENTAL FINANCIAL INFORMATION

Consolidated Quarterly Results of Operations (Unaudited)

($ in thousands, except per share data)	For the Three Months Ended
	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019
Revenues	$220,002	$274,992	$298,013	$291,378
Total operating expenses	179,874	218,817	235,754	230,413
Operating income	40,128	56,175	62,259	60,965
Net income attributable to Houlihan Lokey, Inc.	$29,682	$40,119	$43,957	$45,348

Net income per share of common stock:
Basic	$0.47	$0.64	$0.71	$0.74
Diluted	$0.45	$0.61	$0.67	$0.69
Dividends declared per share of common stock	$0.27	$0.27	$0.27	$0.31

	For the Three Months Ended
	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018
Revenues	$217,491	$242,183	$258,937	$244,753
Total operating expenses	170,618	188,857	204,452	184,991
Operating income	46,873	53,326	54,485	59,762
Net income attributable to Houlihan Lokey, Inc.	$39,244	$33,357	$61,583	$38,099

Net income per share of common stock:
Basic	$0.63	$0.54	$0.98	$0.61
Diluted	$0.59	$0.50	$0.93	$0.58
Dividends declared per share of common stock	$0.20	$0.20	$0.20	$0.20

Schedule II—Valuation and Qualifying Accounts
March 31, 2018, 2017 and 2016
Allowance for Uncollectible Accounts

($ in thousands)
Balance – April 1, 2016	$7,844
Provision for bad debts	4,008
Write-off of uncollectible accounts	(653)
Balance – March 31, 2017	$11,199
Provision for bad debts	1,983
Write-off of uncollectible accounts	(1,791)
Balance – March 31, 2018	$11,391
Provision for bad debts	1,707
Write-off of uncollectible accounts	(7,502)
Balance – March 31, 2019	$5,596

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
The Company’s system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s financial statements for external reporting purposes in accordance with GAAP. The Company’s management, including the chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of March 31, 2019, the Company’s internal control over financial reporting was effective based on those criteria.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission's 2013 Internal Control - Integrated Framework. Based on its assessment, management believes that, as of March 31, 2019, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 47 of this report.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 16. Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOULIHAN LOKEY, INC.

Date: May 24, 2019	By:	/s/ SCOTT L. BEISER
	Name:	Scott L. Beiser
	Title:	Chief Executive Officer

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

HOULIHAN LOKEY, INC.

Date: May 24, 2019	/s/ SCOTT L. BEISER
Scott L. Beiser
Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2019	/s/ J. LINDSEY ALLEY
J. Lindsey Alley
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 24, 2019	/s/ IRWIN N. GOLD
Irwin N. Gold
Executive Chairman and Director

Date: May 24, 2019	/s/ SCOTT J. ADELSON
Scott J. Adelson
Co-President and Director

Date: May 24, 2019	/s/ DAVID A. PREISER
David A. Preiser
Co-President and Director

Date: May 24, 2019	/s/ JACQUELINE B. KOSECOFF
Jacqueline B. Kosecoff
Director

Date: May 24, 2019	/s/ HIDETO NISHITANI
Hideto Nishitani
Director

Date: May 24, 2019	/s/ ROBERT A. SCHRIESHEIM
Robert A. Schriesheim
Director

Date: May 24, 2019	/s/ BENNET VAN DE BUNT
Bennet Van de Bunt
Director

Date: May 24, 2019	/s/ PAUL A. ZUBER
Paul A. Zuber
Director

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of the Company, dated August 18, 2015	8-K	333-205610	3.1	8/21/15
3.2	Amended and Restated Bylaws of the Company, dated August 18, 2015	8-K	333-205610	3.2	8/21/15
9.1	Voting Trust Agreement, dated as of August 18, 2015, by and among the Company, the holders of shares of Class B common stock party thereto, and each trustee named therein	8-K	333-205610	9.1	8/21/15
9.2	Amendment No. 1 to the Voting Trust Agreement, dated as of August 28, 2015, by and among the Company and the Trustees	8-K	333-205610	9.1	8/28/15
9.3	Amendment No. 2 to the Voting Trust Agreement, dated as of October 18, 2018, by and among the Company and the Trustees	8-K	001-37537	9.1	10/19/18
10.1	Stockholders' Agreement, dated as of August 18, 2015, by and among the Company and the holders identified therein	8-K	333-205610	10.1	8/21/15
10.2	First Amendment to Credit Agreement, dated as of July 28, 2017, among Houlihan Lokey, Inc., the Guarantors party thereto and Bank of America, N.A.	8-K	001-37537	10.1	8/2/17
10.3	Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan	8-K	001-37537	10.1	9/25/17
10.4	Amendment to Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan	8-K	001-37537	10.1	10/20/17
10.5	Registration Rights Agreement, dated as of August 18, 2015, by and between the Company and ORIX HLHZ Holding, LLC	8-K	333-205610	10.2	8/21/15
10.6	Form of HL Lock- up Agreement	S-1	333-205610	10.2	7/10/15
10.7	Registration Rights Agreement, dated as of August 18, 2015, by and among the Company and the stockholders party thereto	8-K	333-205610	10.3	8/21/15
10.8	Transition Services Agreement, dated as of August 18, 2015, by and between ORIX USA, LP and the Company	8-K	333-205610	10.4	8/21/15
10.9	Amended and Restated Subordinated Promissory Note, effective as of August 18, 2015, issued by the Company to ORIX USA Corporation	8-K	333-205610	10.5	8/21/15
10.10	Credit Agreement, dated as of August 18, 2015, by and among the Company, certain domestic subsidiaries of the Company party thereto and Bank of America, N.A.	8-K	333-205610	10.6	8/21/15
10.11	Amended and Restated Tax Sharing Agreement, dated as of August 18, 2015, by and among ORIX USA Corporation, HL Transitory Merger Company, Inc., the Company, and all corporations that are as of this date eligible to file a consolidated return as a member of the affiliated group of ORIX USA Corporation within the meaning of Section 1504(a) of the Internal Revenue Code of 1986, as amended, including ORIX Commercial Alliance Corporation, ORIX Real Estate Capital, Inc., and ORIX Capital Markets, LLC	8-K	333-205610	10.7	8/21/15
10.12	Cash Management Agreement, entered into on August 18, 2015, by and between Houlihan Lokey Capital (Holdings) Ltd. And ORIX Global Capital, Ltd	8-K	333-205610	10.8	8/21/15
10.13	Form of Indemnification Agreement between Houlihan Lokey, Inc. and its directors and executive officers	S-1/A	333-205610	10.8	7/27/15

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
10.14	Guarantee Agreement, dated as of August 18, 2015, by and between Houlihan Lokey Capital (Holdings) Ltd. and ORIX USA Corporation	8-K	333-205610	10.9	8/21/15
10.15‡	Houlihan Lokey, Inc. Second Amended and Restated 2006 Incentive Compensation Plan	S-1/A	333-205610	10.9	8/3/15
10.16	Letter Agreement, dated as of August 18, 2015, by and among the Company, ORIX USA Corporation and Fram Holdings, LLC	8-K	333-205610	10.10	8/21/15
10.17‡	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Houlihan Lokey, Inc. Second Amended and Restated 2006 Incentive Compensation Plan	S-1/A	333-205610	10.10	8/3/15
10.18‡	Form of Deferred Restricted Stock Award Grant Notice and Agreement under the Houlihan Lokey, Inc. Second Amended and Restated 2006 Incentive Compensation Plan	S-1/A	333-205610	10.11	8/3/15
10.19‡	Form of Restricted Stock Award Agreement under the Houlihan Lokey, Inc. 2016 Incentive Award Plan	S-1/A	333-206337	10.13	8/3/15
10.20‡	Form of Restricted Stock Unit Award Agreement under the Houlihan Lokey, Inc. 2016 Incentive Award Plan	S-1/A	333-206337	10.14	8/3/15
10.21‡	Houlihan Lokey, Inc. Director Compensation Program	10-Q	001-37537	10.1	8/9/18
10.22‡	Notice to Fram Holdings, Inc. Second Amended and Restated 2006 Incentive Compensation Plan Equity Award Holders	S-1/A	333-205610	10.19	8/3/15
21.1	Subsidiaries of Registrant					*
23.1	Consent of Independent Public Accountants					*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					**
101.SCH	XBRL Taxonomy Extension Schema Document					**
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document					**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					**
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document					**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					**

*	Filed herewith.

**	Furnished herewith.

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