Form 10-Q
period 2019-06-30
HOULIHAN LOKEY, INC.
filed 2019-08-07
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.001	HLI	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2019, the registrant had 40,920,354 shares of Class A common stock, $0.001 par value per share, and 25,219,080 shares of Class B common stock, $0.001 par value per share, outstanding.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share data and par value)	June 30, 2019	March 31, 2019
Assets
Cash and cash equivalents	$211,731	$285,746
Restricted cash	371	369
Investment securities	33,040	125,258
Accounts receivable, net of allowance for doubtful accounts of $3,912 and $4,255, respectively	67,918	70,830
Unbilled work in process, net of allowance for doubtful accounts of $1,818 and $1,341, respectively	71,997	71,891
Receivable from affiliates	—	8,631
Property and equipment, net	36,450	31,034
Operating right-of-use assets	131,554	—
Goodwill and other intangibles, net	803,841	794,604
Other assets	35,998	34,695
Total assets	$1,392,900	$1,423,058

Liabilities and Stockholders' Equity
Liabilities:
Accrued salaries and bonuses	$232,532	$404,717
Accounts payable and accrued expenses	41,414	55,048
Deferred income	29,219	27,812
Income taxes payable	3,410	7,759
Deferred income taxes	6,057	5,204
Loans payable to former shareholders	1,958	2,047
Loan payable to non-affiliate	15,447	6,610
Operating lease liabilities	147,426	—
Other liabilities	22,118	22,532
Total liabilities	499,581	531,729

Commitments and contingencies (Note 17)

Stockholders' equity:
Class A common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 40,858,563 and 38,200,802 shares, respectively	41	38
Class B common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 25,308,293 and 27,197,734 shares, respectively	25	27
Treasury stock, at cost: 55,164 and 0 shares, respectively	(2,502)	—
Additional paid-in capital	631,189	645,090
Retained earnings	298,831	276,468
Accumulated other comprehensive (loss)	(34,265)	(30,294)
Total stockholders' equity	893,319	891,329
Total liabilities and stockholders' equity	$1,392,900	$1,423,058

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,
(In thousands, except share and per share data)	2019	2018
Revenues	$250,349	$220,002
Operating expenses:
Employee compensation and benefits	163,311	139,181
Travel, meals, and entertainment	9,617	9,587
Rent	10,001	8,188
Depreciation and amortization	3,963	3,468
Information technology and communications	5,324	5,589
Professional fees	4,456	6,277
Other operating expenses, net	5,735	7,584
Total operating expenses	202,407	179,874
Operating income	47,942	40,128
Other (income)/expense, net	(1,483)	(1,606)
Income before provision for income taxes	49,425	41,734
Provision for income taxes	6,649	12,052
Net income	$42,776	$29,682
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(3,971)	(12,583)
Comprehensive income	$38,805	$17,099

Attributable to Houlihan Lokey, Inc. common stockholders:
Weighted average shares of common stock outstanding:
Basic	61,670,617	62,985,084
Fully diluted	65,621,103	66,154,212
Earnings per share (Note 13)
Basic	$0.69	$0.47
Fully diluted	$0.65	$0.45

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands, except share data)	Class A common stock		Class B common stock		Treasury Stock
	Shares	$	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity
Balances – April 1, 2018	30,604,405	$31	37,187,932	$37	(2,000,000)	$(93,500)	$753,077	$207,124	$(13,956)	$852,813
Cumulative effect of the change in accounting principle related to revenue recognition from contracts with clients, net of tax	—	—	—	—	—	—	—	(17,687)	—	(17,687)
Shares issued	—	—	1,152,675	2	—	—	6,007	—	—	6,009
Stock compensation vesting (Note 14)	—	—	—	—	—	—	14,537	—	—	14,537
Dividends	—	—	—	—	—	—	—	(17,417)	—	(17,417)
Secondary offering	3,000,000	3	(3,000,000)	(3)	—	—	—	—	—	—
Retired shares upon settlement of forward purchase agreement	—	—	(2,000,000)	(2)	2,000,000	93,500	(93,498)	—	—	—
Conversion of Class B to Class A shares	597,880	1	(597,880)	(1)	—	—	—	—	—	—
Shares issued to non-employee directors (Note 14)	4,212	—	—	—	—	—	—	—	—	—
Other shares repurchased/forfeited	(697,000)	(1)	(64,251)	—	—	—	(35,998)	—	—	(35,999)
Net income	—	—	—	—	—	—	—	29,682	—	29,682
Change in unrealized translation	—	—	—	—	—	—	—	—	(12,583)	(12,583)
Total comprehensive income	—	—	—	—	—	—	—	29,682	(12,583)	17,099
Balance - June 30, 2018	33,509,497	$34	32,678,476	$33	—	$—	$644,125	$201,702	$(26,539)	$819,355

(In thousands, except share data)	Class A common stock		Class B common stock		Treasury Stock
	Shares	$	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity
Balances – April 1, 2019	38,200,802	$38	27,197,734	$27	—	$—	$645,090	$276,468	$(30,294)	$891,329
Shares issued	—	—	1,491,860	1	—	—	6,456	—	—	6,457
Stock compensation vesting (Note 14)	—	—	—	—	—	—	10,910	—	—	10,910
Class B shares sold	414,071	1	(414,071)	—	—	—	—	—	—	1
Dividends	—	—	—	—	—	—	—	(20,413)	—	(20,413)
Conversion of Class B to Class A shares	2,291,827	2	(2,291,827)	(2)	—	—	—	—	—	—
Shares issued to non-employee directors (Note 14)	7,027	—	—	—	—	—	—	—	—	—
Other shares repurchased/forfeited	—	—	(675,403)	(1)	(55,164)	(2,502)	(31,267)	—	—	(33,770)
Net income	—	—	—	—	—	—	—	42,776	—	42,776
Change in unrealized translation	—	—	—	—	—	—	—	—	(3,971)	(3,971)
Total comprehensive income	—	—	—	—	—	—	—	42,776	(3,971)	38,805
Balance - June 30, 2019	40,913,727	$41	25,308,293	$25	(55,164)	$(2,502)	$631,189	$298,831	$(34,265)	$893,319

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended June 30,
(In thousands, except share data)	2019	2018
Cash flows from operating activities:
Net income	$42,776	$29,682
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	2,527	594
Provision for bad debts	(21)	384
Unrealized gains on investment securities	(164)	—
Non-cash lease expense	6,106	—
Depreciation and amortization	3,963	3,468
Contingent consideration valuation	—	(719)
Compensation expenses – restricted share grants (Note 14)	12,762	17,190
Changes in operating assets and liabilities:	—	—
Accounts receivable	3,407	11,751
Unbilled work in process	247	12,972
Other assets	(1,809)	(4,626)
Accrued salaries and bonuses	(171,003)	(191,408)
Accounts payable and accrued expenses and other	(4,915)	(1,087)
Deferred income	1,381	(4,279)
Income taxes payable	(4,466)	7,104
Net cash (used in) operating activities	(109,209)	(118,974)
Cash flows from investing activities:
Purchases of investment securities	(157,097)	(6,418)
Sales or maturities of investment securities	249,479	200,080
Acquisition of business, net of cash acquired	8,710	(71,407)
Receivables from affiliates	(170)	(30)
Purchase of property and equipment, net	(7,441)	(1,023)
Net cash provided by investing activities	93,481	121,202
Cash flows from financing activities:
Dividends paid	(22,887)	(16,843)
Settlement of forward purchase contract	—	(93,500)
Other share repurchases	(2,502)	(34,230)
Payments to settle employee tax obligations on share-based awards	(31,267)	(1,768)
Earnouts paid	—	(1,923)
Loans payable to former shareholders redeemed	(90)	(140)
Net cash (used in) financing activities	(56,746)	(148,404)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(1,539)	(9,437)
(Decrease) in cash, cash equivalents, and restricted cash	(74,013)	(155,613)
Cash, cash equivalents, and restricted cash – beginning of period	286,115	300,223
Cash, cash equivalents, and restricted cash – end of period	$212,102	$144,610

Supplemental disclosures of non-cash activities:
Shares issued via vesting of liability classified awards	$6,457	$—
Fully depreciated assets written off	—	157
Fully amortized intangibles written off	—	8,272
Cash acquired through acquisitions	$10,506	$16,141
Cash paid during the period:
Interest	$193	$249
Taxes	12,560	4,651

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

Note 1 — Background
Houlihan Lokey, Inc. ("Houlihan Lokey," or "HL, Inc." also referred to as the "Company," "we," "our," or "us") is a Delaware corporation that controls the following primary subsidiaries:

•
Houlihan Lokey Capital, Inc., a California corporation ("HL Capital, Inc."), is a wholly owned direct subsidiary of HL, Inc. HL Capital, Inc. is registered as a broker-dealer under Section 15(b) of the Securities Exchange Act of 1934 and a member of Financial Industry Regulatory Authority, Inc.

•	Houlihan Lokey Financial Advisors, Inc., a California corporation ("HL FA, Inc."), is a wholly owned direct subsidiary of HL, Inc.

•
HL Finance, LLC ("HL Finance"), a syndicated leveraged finance platform established to arrange senior secured leveraged loans for financial sponsor-backed, privately-held, and public corporate entities. HL Finance acts as an arranger on syndicated loan transactions and has entered into an agreement with a third party as the initial strategic investor.

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

On August 18, 2015, the Company successfully completed an initial public offering ("IPO") of its Class A common stock. Expenses related to the corporate reorganization and IPO recorded in the Consolidated Statements of Comprehensive Income include the following:

•
$3,560 and $3,323 of compensation expenses associated with the amortization of restricted stock granted in connection with the IPO during the three months ended June 30, 2019 and 2018, respectively; amortization expense of restricted stock granted in connection with the IPO is being recognized over a four and one-half year vesting period; and

•
$2,552 and $2,753 of compensation expenses associated with the accrual of certain deferred cash payments granted in connection with the IPO during the three months ended June 30, 2019 and 2018, respectively; accrual expense of deferred cash payments granted in connection with the IPO is being recognized over a four and one-half year vesting period.

Prior to a corporate reorganization that was consummated immediately prior to the closing of the IPO, the Company was incorporated in California as Houlihan Lokey, Inc., a California corporation ("HL CA"), and was a wholly owned indirect subsidiary of Fram Holdings, Inc., a Delaware corporation ("Fram"), which, in turn, was a majority owned subsidiary of ORIX Corporation USA (formerly ORIX USA Corporation), a Delaware corporation ("ORIX USA"), with the remaining minority interest being held by Company employees ("HL Holders"). ORIX USA and the HL Holders held their interests in HL CA indirectly through their ownership of Fram. On July 24, 2015, HL CA merged with and into HL, Inc., with HL, Inc. as the surviving entity. In connection with the IPO, the HL Holders deposited their shares of HL, Inc. Class B common stock into a voting trust (the "HL Voting Trust") and own such common stock through the HL Voting Trust. Houlihan Lokey separated from Fram and as a result, HL, Inc. common stock is held by ORIX USA (through ORIX HLHZ Holding, LLC, its wholly owned subsidiary), the HL Voting Trust, for the benefit of the HL Holders, non-employee directors, and public shareholders.

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

In June 2019, the Company exercised its option to acquire the remaining 51% of the shares of Lara (Italy Holdco) Limited ("Lara"). Lara's only operating subsidiary, Houlihan Lokey S.p.A., is an Italian-based company which provides corporate financial advisory services.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

The Company offers financial services and financial advice to a broad clientele located throughout the United States of America ("U.S."), Europe, and the Middle East and Asia-Pacific regions. The Company has U.S. offices in Los Angeles, San Francisco, Chicago, New York City, Minneapolis, McLean (Virginia), Dallas, Houston, Miami, and Atlanta as well as foreign offices in London, Paris, Frankfurt, Madrid, Amsterdam, Dubai, Sydney, Tokyo, Hong Kong, Beijing and Singapore. Together, the Company and its subsidiaries form an organization that provides financial services to meet a wide variety of client needs. The Company concentrates its efforts toward the earning of professional fees with focused services across the following three business segments:

•
Corporate Finance ("CF") provides general financial advisory services in addition to advice on mergers and acquisitions and capital markets offerings. We advise public and private institutions on a wide variety of situations, including buy-side and sell-side transactions, as well as leveraged loans, private mezzanine debt, high-yield debt, initial public offerings, follow-ons, convertibles, equity private placements, private equity, and liability management transactions, and advise financial sponsors on all types of transactions. The majority of our CF revenues consists of fees paid upon the successful completion of the transaction or engagement ("Completion Fees"). A CF transaction can fail to be completed for many reasons that are outside of our control. In these instances, our fees are generally limited to the fees paid at the time an engagement letter is signed ("Retainer Fees") and in some cases fees paid during the course of the engagement ("Progress Fees") that may have been received.

•
Financial Restructuring ("FR") provides advice to debtors, creditors and other parties-in-interest in connection with recapitalization/deleveraging transactions implemented both through bankruptcy proceedings and though out-of-court exchanges, consent solicitations or other mechanisms, as well as in distressed mergers and acquisitions and capital markets activities. As part of these engagements, our FR business segment offers a wide range of advisory services to our clients, including: the structuring, negotiation, and confirmation of plans of reorganization; structuring and analysis of exchange offers; corporate viability assessment; dispute resolution and expert testimony; and procuring debtor-in-possession financing. Although atypical, a FR transaction can fail to be completed for many reasons that are outside of our control. In these instances, our fees are generally limited to the Retainer Fees and/or Progress Fees.

•
Financial Advisory Services ("FAS") primarily provides valuations of various assets, including: companies; illiquid debt and equity securities; and intellectual property (among other assets and liabilities). These valuations are used for financial reporting, tax reporting, and other purposes. In addition, our FAS business segment renders fairness opinions in connection with mergers and acquisitions and other transactions, and solvency opinions in connection with corporate spin-offs and dividend recapitalizations, and other types of financial opinions in connection with other transactions. Also, our FAS business segment provides dispute resolution services to clients where fees are usually based on the hourly rates of our financial professionals. Lastly, our FAS business segment provides strategic consulting services to clients where fees are either fixed or based on the hourly rates of our consulting professionals. Unlike our CF or FR segments, the fees generated in our FAS segment are generally not contingent on the successful completion of a transaction.

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP"), pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"), and include all information and footnotes required for consolidated financial statement presentation. The results of operations for the three months ended June 30, 2019 are not necessarily indicative of the results of operations to be expected for the fiscal year ending March 31, 2020. The unaudited interim consolidated financial statements and notes to consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2019 (the "2019 Annual Report").
Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries where it has a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.
The Company carries its investments in unconsolidated entities over which it has significant influence but does not control using the equity method, and includes its ownership share of the income and losses in Other income/(expense), net in the Consolidated Statements of Comprehensive Income.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements. Management estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period, and disclosure of contingent assets and liabilities at the reporting date. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Items subject to such estimates and assumptions include, but are not limited to: the allowance for doubtful accounts; the valuation of deferred tax assets, goodwill, accrued expenses, and share based compensation; the allocation of goodwill and other assets across the reporting units (segments); and reserves for income tax uncertainties and other contingencies.
Revenues

Revenues consist of fee revenues from advisory services and reimbursed costs incurred in fulfilling the contract. Revenues reflect fees generated from our CF, FR, and FAS business segments. See Note 3 for additional information.
Operating Expenses

The majority of the Company’s operating expenses are related to compensation for employees, which includes the amortization of the relevant portion of the Company’s share-based incentive plans (Note 14). Other types of operating expenses include: Travel, meals and entertainment, Rent, Depreciation and amortization, Information technology and communications, Professional fees, and Other operating expenses, net.
Translation of Foreign Currency Transactions

The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The assets and liabilities of subsidiaries whose functional currency is other than the U.S. dollar are included in the consolidation by translating the assets and liabilities at the reporting period-end exchange rates; however, revenues and expenses are translated using the applicable exchange rates determined on a monthly basis throughout the fiscal year. Resulting translation adjustments are reported as a separate component of accumulated other comprehensive loss, net of applicable taxes.
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of June 30, 2019, we entered into a foreign currency forward contract between the pound sterling and the U.S. dollar with an aggregate notional value of $20 million. As of June 30, 2018, we entered into a foreign currency forward contract between the euro and pound sterling with an aggregate notional value of EUR 5.7 million. The fair value of these contracts represented a loss included in Other operating expenses, net of $41 and $77 during the three months ended June 30, 2019 and 2018, respectively.

Cash and Cash Equivalents, and Restricted Cash

Cash and cash equivalents include cash held at banks and highly liquid investments with original maturities of three months or less. As of June 30, 2019 and March 31, 2019, the Company had cash balances with banks in excess of insured limits. The Company has not experienced any losses in its cash accounts and believes it is not exposed to any significant credit risk with respect to Cash and cash equivalents.
The following table provides a reconciliation of Cash and cash equivalents, and Restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	June 30, 2019	March 31, 2019
Cash and cash equivalents	$211,731	$285,746
Restricted cash (1)	371	369
Total cash, cash equivalents, and restricted cash	$212,102	$286,115

(1)	Restricted cash as of June 30, 2019 and March 31, 2019 consisted of a cash secured letter of credit issued for our Frankfurt office.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

Recent Accounting Pronouncements

The Financial Accounting Standards Board (the “FASB”) issued the following authoritative guidance amending the FASB Accounting Standards Codification (“ASC”).
On April 1, 2019, we adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), and all related amendments. See Note 16 for additional information.
In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting which clarifies when changes to the terms or conditions of share-based payment awards require an entity to apply modification accounting. The amended guidance states an entity should account for the effects of a modification unless certain criteria are met, which include that the modified award has the same fair value, vesting conditions and classification as the original award. The Company adopted guidance effective April 1, 2019 and its application did not have a material impact on the consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses - Measurement of Credit Losses on Financial Instruments. The amended guidance involves several aspects of the accounting for credit losses related to certain financial assets that are not accounted for at fair value through net income and includes trade receivables and net investments in leases. The new guidance, and subsequent updates, broadens the information that an entity must consider in developing its estimated credit losses expected to occur over the remaining life of assets measured either collectively or individually to include historical experience, current conditions and reasonable and supportable forecasts, replacing the existing incurred credit loss model and other models with the Current Expected Credit Losses (“CECL”) model.  The new guidance expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating credit losses and requires new disclosures of the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. This new guidance is first effective for our fiscal year beginning on April 1, 2020 and will be adopted under a modified retrospective approach. We are evaluating the impact the adoption of this new guidance will have on our financial position and results of operations, which will depend on, among other things, the current and expected macroeconomic conditions and the nature and characteristics of financial assets held by us on the date of adoption.

In 2019, the following ASU became effective, but there was no quantitative or qualitative effect on our financial statements:

•	ASU 2019-01, Leases - Topic 842: Codification Improvements.
Note 3 — Revenue Recognition
The Company generates revenues from contractual advisory services and reimbursed costs incurred in fulfilling those contracts. Revenues for all three business segments (CF, FR, and FAS) are recognized upon satisfaction of the performance obligation, which may be satisfied over time or at a point in time. The amount and timing of the fees paid vary by the type of engagement.

The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for those promised services (i.e., the “transaction price”). In determining the transaction price, we consider multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, we consider the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as market volatility or the judgment and actions of third parties. The substantial majority of the Company’s advisory fees (i.e., Completion Fees) are considered variable and constrained as they are contingent upon future events, which include factors outside of our control (e.g., completion of a transaction or third party emergence from bankruptcy or approval by the court).

Revenues from CF engagements primarily consist of fees generated in connection with advisory services related to corporate finance, mergers and acquisitions, and capital markets offerings. Completion Fees from these engagements are recognized at a point in time when the related transaction has been effectively closed. At that time, the Company has transferred control of the promised service and the customer obtains control. CF contracts generally contain a variety of promised services that may be capable of being distinct, but they are not distinct within the context of the contract as the various services are inputs to the combined output of successfully brokering a specific transaction.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

Revenues from FR engagements primarily consist of fees generated in connection with advisory services to debtors, creditors and other parties-in-interest involving recapitalization or deleveraging transactions implemented both through bankruptcy proceedings and through out-of-court exchanges, consent solicitations or other mechanisms, as well as in distressed mergers and acquisitions and capital markets activities. Retainer Fees and Progress Fees from restructuring engagements are recognized over time using a time elapsed measure of progress as our clients simultaneously receive and consume the benefits of those services as they are provided. Completion Fees from these engagements are recognized at a point in time when the related transaction has been effectively closed. At that time, the Company has transferred control of the promised service and the customer obtains control.

Revenues from FAS engagements primarily consist of fees generated in connection with valuation and diligence services and rendering fairness, solvency and other financial opinions. Revenues are recognized at a point in time as these engagements include a singular objective that does not transfer any notable value to the Company’s clients until the opinions have been rendered and delivered to the client. However, certain engagements consists of advisory services where fees are usually based on the hourly rates of our financial professionals. Such revenues are recognized over time as the benefits of these advisory services are transferred to the Company’s clients throughout the course of the engagement and as a practical expedient, the Company has elected to use the ‘as-invoiced’ approach to recognize revenue.

Taxes, including value added taxes, collected from customers and remitted to governmental authorities are accounted for on a net basis, and therefore, are excluded from revenue in the Consolidated Statements of Comprehensive Income.
Disaggregation of Revenues

The Company disaggregates revenues based on its business segment and geographical area results and believes that the same information provides a reasonable representation of how performance obligations relate to the nature, amount, timing and uncertainty of revenue and cash flows. See Note 18 for additional information.

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

Costs incurred in fulfilling advisory contracts with point-in-time revenue recognition are recorded as a contract asset when the costs (i) relate directly to a contract, (ii) generate or enhance resources of the Company that will be used in satisfying performance obligations, and (iii) are expected to be recovered. The Company amortizes the contract asset costs related to fulfilling a contract based on recognition of fee revenues for the corresponding contract. As the Company changed the presentation of costs incurred in fulfilling advisory contracts from a net presentation within non-compensation expenses to a gross basis in revenues, the Company records a contract liability for the reimbursable costs incurred until the fee revenue is recognized.

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

The change in the Company’s contract assets and liabilities during the period primarily reflects the timing difference between the Company’s performance and the customer’s payment. The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	April 1, 2019	Increase/(Decrease)	June 30, 2019
Receivables (1)	$64,797	$(3,507)	$61,290
Unbilled work in process, net of allowance for doubtful accounts	71,891	106	71,997
Contract Assets (1)	6,033	595	6,628
Contract Liabilities (2)	27,812	1,407	29,219

(1)	Included within Accounts receivable, net of allowance for doubtful accounts in the June 30, 2019 Consolidated Balance Sheets.

(2)	Included within Deferred income in the June 30, 2019 Consolidated Balance Sheets.

During the quarter ended June 30, 2019, $9,040 of Revenues were recognized that were included in the Deferred income balance at the beginning of the period.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

As a practical expedient, the Company does not disclose information about remaining performance obligations pertaining to (i) contracts that have an original expected duration of one year or less, and/or (ii) contracts where the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that is or forms part of a single performance obligation. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at June 30, 2019.
Note 4 — Related Party Transactions
The Company provides financial advisory services to ORIX USA and its affiliates and certain other related parties, and received fees for these services totaling approximately $100 and $2,297 during the three months ended June 30, 2019 and 2018, respectively.
The Company provides certain management and administrative services for the Company's unconsolidated entities and receives fees for these services. These fees are offset with the compensation costs related to the administrative staffs. As a result, the Company received net fees of $126 and $0 during the three months ended June 30, 2019 and 2018, respectively.
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

On May 30, 2019, pursuant to a registered underwritten public offering, ORIX USA sold 3,000,000 shares of our Class A common stock to the public at a price of $45.80.

In the accompanying Consolidated Balance Sheets, the Company carried accounts receivable and unbilled work in progress from related parties totaling approximately $19 and $3 as of June 30, 2019 and March 31, 2019, respectively. The Company also deferred income from related parties for service fees totaling $0 and $34 as of June 30, 2019 and March 31, 2019, respectively.

Other assets in the accompanying Consolidated Balance Sheets includes loans receivable from certain employees of $14,062 and $15,228 as of June 30, 2019, and March 31, 2019, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

Note 5 — Fair Value Measurements
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

For level 3 investments in which pricing inputs are unobservable and limited market activity exists, management's determination of fair value is based upon the best information available and may incorporate management's own assumptions or involve a significant degree of judgment.
The following methods and assumptions were used by the Company in estimating fair value disclosures:

•	Corporate debt securities: All fair value measurements are obtained from a third-party pricing service and are not adjusted by management.

•
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

The following table presents information about the Company's financial assets, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	June 30, 2019
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$16,800	$—	$16,800
U.S. treasury securities	—	16,240	—	16,240
Total asset measured at fair value	$—	$33,040	$—	$33,040

	March 31, 2019
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$116,577	$—	$116,577
U.S. treasury securities	—	8,681	—	8,681
Total asset measured at fair value	$—	$125,258	$—	$125,258

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

The Company had no transfers between fair value levels during the three months ended June 30, 2019.

The fair values of the financial instruments represent the amounts that would be received to sell assets or that would be paid to transfer liabilities in an orderly transaction between market participants as of a specified date. Fair value measurements maximize the use of observable inputs; however, in situations where there is little, if any, market activity for the asset or liability at the

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

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

The carrying value of Cash and cash equivalents, Restricted cash, Accounts receivable, Unbilled work in process, Receivables from affiliates, Accounts payable and accrued expenses, and Deferred income approximates fair value due to the short maturity of these instruments.

The carrying value of the loans to employees included in Other assets, Loans payable to former shareholders and an unsecured loan which is included in Loan payable to non-affiliate, approximates fair value due to the variable interest rate borne by those instruments.
Note 6 — Investment Securities
Investment securities consist of corporate debt and U.S. Treasury securities with original maturities over 90 days. As of June 30, 2018, the Company classified its investment securities as held-to-maturity. As of December 31, 2018, the Company has reclassified its investment securities from held-to-maturity to trading and measures them at fair value in the Consolidated Balance Sheets. Unrealized holding gains and losses for trading securities are included in Other operating expense, net in the accompanying Consolidated Statements of Comprehensive Income.

The amortized cost, gross unrealized gains (losses), and fair value of trading securities were as follows:

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$16,488	$314	$(2)	$16,800
U.S. treasury securities	15,959	281	—	16,240
Total securities with unrealized gains	$32,447	$595	$(2)	$33,040

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$116,220	$372	$(15)	$116,577
U.S. treasury securities	8,608	73	—	8,681
Total securities with unrealized gains	$124,828	$445	$(15)	$125,258

Scheduled maturities of the Company's debt securities within the investment securities portfolio were as follows:

	June 30, 2019		March 31, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$5,951	$5,985	$96,109	$96,175
Due within years two through five	26,496	27,055	28,719	29,083
Total debt within the investment securities portfolio	$32,447	$33,040	$124,828	$125,258

Note 7 — Allowance for Doubtful Accounts
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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

	Three Months Ended June 30,
	2019	2018
Beginning balance	$5,596	$11,391
Provision for bad debt	(21)	384
Recovery/(write-off) of uncollectible accounts	155	(748)
Ending balance	$5,730	$11,027

Note 8 — Property and Equipment
Property and equipment are stated at cost. Repair and maintenance charges are expensed as incurred and costs of renewals or improvements are capitalized at cost. Depreciation on furniture and office equipment is recognized on a straight-line basis over the estimated useful lives of the respective assets. Leasehold improvements are recorded as prepaid assets and included within fixed lease payments. See Note 16 for additional information.
Property and equipment, net of accumulated depreciation consist of the following:

	Useful Lives	June 30, 2019	March 31, 2019
Equipment	5 Years	$8,259	$7,916
Furniture and fixtures	5 Years	19,738	19,445
Leasehold improvements	10 Years	39,699	34,370
Computers and software	3 Years	14,039	11,499
Other	N/A	1,115	1,117
Total cost		82,850	74,347
Less: accumulated depreciation		(46,400)	(43,313)
Total net book value		$36,450	$31,034

Additions to property and equipment during the three months ended June 30, 2019 were primarily related to leasehold improvement costs incurred.
Depreciation expense of approximately $2,409 and $2,147 was recognized during the three months ended June 30, 2019 and 2018, respectively.
Note 9 — Goodwill and Other Intangible Assets
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
Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. Goodwill is reviewed for impairment in accordance with Accounting Standards Update ("ASU") No. 2011-08, Testing Goodwill for Impairment, which permits management to make a qualitative assessment of whether it is more likely than not that one of its reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If management concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then management would not be required to perform the two-step impairment test for that reporting unit. If the assessment indicates that it is more likely than not that the reporting unit’s fair value is less than its carrying value, management must test further for impairment utilizing a two-step process. Step 1 compares the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds the estimated fair value, an impairment exists and is measured in Step 2 as the excess of the recorded amount of goodwill over the implied fair value of goodwill resulting from the valuation of the reporting unit. Impairment testing of goodwill requires a significant amount of judgment in assessing qualitative factors and estimating the fair value of the reporting unit, if necessary. The fair value is determined using an estimated market value approach, which considers estimates of future after tax cash flows, including a terminal value based on market earnings multiples, discounted at an appropriate market rate. As of June 30, 2019 , management concluded that it was not more likely than not that the Company’s reporting units’ fair value was less than their carrying amount and no further impairment testing had been considered necessary.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

Indefinite-lived intangible assets are reviewed annually for impairment in accordance with ASU 2012-02, Testing Indefinite-lived Intangible Assets for Impairment, which provides management the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. As of June 30, 2019, management concluded that it was not more likely than not that the fair values were less than the carrying values.
Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group (inclusive of other long-lived assets) be tested for possible impairment, management first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of June 30, 2019, no events or changes in circumstances were identified that indicated that the carrying amount of the finite-lived intangible assets were not recoverable.
The following table provides a reconciliation of Goodwill and other intangibles, net reported on the Consolidated Balance Sheets.

	Useful Lives	June 30, 2019	March 31, 2019
Goodwill (1)	Indefinite	$605,026	$594,812
Tradename-Houlihan Lokey (1)	Indefinite	192,210	192,210
Other intangible assets	Varies	16,919	18,614
Total cost		814,155	805,636
Less: accumulated amortization		(10,314)	(11,032)
Goodwill and other intangibles, net		$803,841	$794,604
Deferred tax liability (1)		(51,676)	(51,676)
Total net book value, after taxes		$752,165	$742,928

(1)
When HL CA was acquired by Fram in January 2006, approximately $392,600 of goodwill and $192,210 of indefinite-lived intangible assets were generated and recognized. In accordance with ASC Topic 805, Business Combinations, since HL CA was wholly owned by Fram, this goodwill and all other purchase accounting-related adjustments were pushed down to the Company’s reporting level. Through both foreign and domestic acquisitions made directly by HL CA and the Company since 2006, additional goodwill of approximately $212,426, inclusive of foreign currency translations, has been recognized.

Amortization expense of approximately $1,553 and $1,321 was recognized for the three months ended June 30, 2019 and 2018, respectively. The estimated future amortization for amortizable intangible assets for each of the next five years are as follows:

Year Ended March 31,
Remainder of 2020	$5,257
2021	776
2022	157
2023	7
2024	7

Note 10 — Loans Payable
In August 2015, the Company entered into a revolving line of credit with Bank of America, N.A., which allows for borrowings of up to $75.0 million and originally matured in August 2017. On July 28, 2017, the Company extended the maturity date of the revolving credit facility to August 18, 2019 (or if such date is not a business day, the immediately preceding business day). The agreement governing this facility provides that borrowings bear interest at an annual rate of LIBOR plus 1.00%, commitment fees apply to unused amounts, and contains debt covenants which require that the Company maintain certain financial ratios. As of June 30, 2019, no principal was outstanding under the line of credit. The Company paid interest and unused commitment fees of $57 each for the three months ended June 30, 2019 and 2018.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

Prior to the IPO, Fram maintained certain loans payable to former shareholders consisting of unsecured notes payable which were transferred to the Company in conjunction with the IPO. The average interest rate on the individual notes was 3.75% and 3.49% as of June 30, 2019 and 2018, respectively, and the maturity dates range from 2019 to 2027. The Company incurred interest expense on these notes of $20 and $25 during the three months ended June 30, 2019 and 2018, respectively.

An acquisition made in January 2015 included non-contingent consideration with a carrying value of $226 as of each of June 30, 2019 and March 31, 2019, which is included in other liabilities in the accompanying Consolidated Balance Sheets.
In November 2015, the Company acquired the investment banking operations of Leonardo & Co. NV ("Leonardo") in Germany, the Netherlands, and Spain, and made a 49% investment in Leonardo's operations in Italy. Total consideration included an unsecured loan of EUR 14 million payable on November 16, 2040. The loan bears interest at an annual rate of 1.50%. In each of January 2017, December 2017 and December 2018, we paid a portion of this loan in the amount of EUR 2.9 million. The company incurred interest expense on this loan of $24 and $37 during the three months ended June 30, 2019 and 2018, respectively.
As described in Note 1, the Company acquired the remaining 51% of Leonardo's Italy operations in June 2019. This step acquisition included the assumption of the entire amount of the unsecured loan payable due November 16, 2040, and is included in Loan payable to non-affiliate in the accompanying Consolidated Balance Sheets as of June 30, 2019.
An acquisition made in January 2017 included non-contingent consideration with a carrying value of $1,964 and $1,983 as of June 30, 2019 and March 31, 2019, respectively, which is included in Other liabilities in the accompanying Consolidated Balance Sheets.
In April 2018, the Company acquired Quayle Munro Limited. Total consideration included non-interest bearing unsecured convertible loans totaling GBP 10.5 million payable on May 31, 2022, which is included in Other liabilities in the accompanying Consolidated Balance Sheets. Under certain circumstances, the notes may be exchanged for Company stock over a three year period in equal annual installments starting on May 31, 2020. The Company incurred imputed interest expense on these notes of $36 and $108 for the three months ended June 30, 2019 and 2018, respectively.
In May 2018, the Company acquired BearTooth Advisors. Total consideration included an unsecured note of $2.8 million bearing interest at an annual rate of 2.88% and payable on May 21, 2048. The Company incurred interest expense on these notes of $26 and $9 during the three months ended June 30, 2019 and 2018, respectively.
The scheduled aggregate repayments of our Loans payable to former shareholders, Other liabilities, and the Loan payable to non-affiliates in the accompanying Consolidated Balance Sheets are as follows:

Year Ended March 31,
Remaining 2020	$606
2021	575
2022	1,248
2023	16,241
2024	337
2025 and thereafter	20,516
Total	$39,523

Note 11 — Accumulated Other Comprehensive (Loss)
Other comprehensive (loss) is comprised of foreign currency translation adjustments of $(3,971) and $(12,583) for the three months ended June 30, 2019 and 2018, respectively. The change in foreign currency translation was impacted by the vote in the U.K. to withdraw from the European Union. We are currently in a period in which the terms of withdrawal are being negotiated and there may be impacts on our European business that are unknown at this time. We believe the change in foreign currency translation will become more volatile, but we do not expect this to have a material impact on our operating results and financial position.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

Accumulated other comprehensive (loss) at June 30, 2019 was comprised of the following:

June 30, 2019
Balance, April 1, 2019	$(30,294)
Foreign currency translation adjustment	(3,971)
Balance, June 30, 2019	$(34,265)

Note 12 — Income Taxes
Prior to the IPO, ORIX USA and its subsidiaries, including the Company, filed consolidated federal income tax returns and separate returns in state and local jurisdictions, and did so for fiscal 2016 through the date of the IPO. The Company reported income tax expense as if it filed separate returns in all jurisdictions. Following the IPO, the Company files a consolidated federal income tax return separate from ORIX USA, as well as consolidated and separate returns in state and local jurisdictions, and the Company reports income tax expense on this basis.
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
The Company’s provision for income taxes was $6,649 and $12,052 for three months ended June 30, 2019 and 2018, respectively. This represents effective tax rates of 13.5% and 28.9% for the three months ended June 30, 2019 and 2018, respectively. The decrease in the Company's tax rate during the three-month period ended June 30, 2019 relative to the same period in 2018 was primarily a result of the vesting of stock that occurred in April and May 2019.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

Note 13 — Earnings Per Share
The calculations of basic and diluted earnings per share attributable to holders of shares of common stock are presented below.

	Three Months Ended June 30,
	2019	2018
Numerator:
Net income attributable to holders of shares of common stock—basic	$42,776	$29,682
Net income attributable to holders of shares of common stock—diluted	$42,776	$29,682
Denominator:
Weighted average shares of common stock outstanding—basic	61,670,617	62,985,084
Weighted average number of incremental shares issuable from unvested restricted stock and restricted stock units, as calculated using the treasury stock method	3,950,486	3,169,128
Weighted average shares of common stock outstanding—diluted	65,621,103	66,154,212

Basic earnings per share	$0.69	$0.47
Diluted earnings per share	$0.65	$0.45

Note 14 — Employee Benefit Plans
Defined Contribution Plans

The Company sponsors a 401(k) defined contribution savings plan for its domestic employees and defined contribution retirement plans for its international employees. The Company contributed approximately $779 and $768 during the three months ended June 30, 2019 and 2018, respectively, to these defined contribution plans.
Share-Based Incentive Plans

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
An excess tax benefit of $7,605 was recognized during the three months ended June 30, 2019 as a component of the provision for income taxes and an operating activity on the Consolidated Statements of Cash Flows, with no such benefit for the three months ended June 30, 2018. The June 30, 2019 excess tax benefit recognized is related to shares vested in April and May 2019. For the comparable period, vesting of shares scheduled to vest in April and May 2018 was accelerated on October 21, 2017 and the corresponding excess tax benefit was recognized in the fiscal year ended March 31, 2018. The Company recorded cash outflows of $31,267 and $1,768 related to the settlement of share-based awards in satisfaction of withholding tax requirements in financing activities on the Consolidated Statements of Cash Flows for the three-month periods ended June 30, 2019 and 2018, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

The share awards are classified as equity awards at the time of grant unless the number of shares granted is unknown. Awards that are settleable in shares based upon a future determinable stock price are classified as liabilities until the price is established and the resulting number of shares is known, at which time they are re-classified from liabilities to equity awards. Activity in equity classified share awards which relate to the Company's 2006 Incentive Award Plan (the "2006 Incentive Plan") and the 2016 Incentive Plan during the three months ended June 30, 2019 and 2018 is as follows:

Unvested Share Awards	Shares	Weighted Average Grant Date Fair Value
Balance at April 1, 2018	2,854,893	$26.39
Granted	1,055,488	49.36
Vested	(74,504)	49.43
Forfeited/Repurchased	(28,410)	29.97
Balance at June 30, 2018	3,807,467	$32.28

Balance at April 1, 2019	3,763,984	$32.29
Granted	1,358,684	47.22
Vested	(1,490,286)	29.26
Forfeited/Repurchased	(23,727)	36.22
Balance at June 30, 2019	3,608,655	$39.12

Activity in liability classified share awards during the three months ended June 30, 2019 and 2018 is as follows:

Awards Settleable in Shares	Fair Value
Balance at April 1, 2018	$15,493
Offer to grant	9,400
Share price determined-converted to cash payments	(4,796)
Forfeited	(204)
Balance at June 30, 2018	$19,893

Balance at April 1, 2019	$21,676
Offer to grant	3,155
Share price determined-converted to cash payments	(52)
Share price determined-transferred to equity grants	(6,457)
Forfeited	(50)
Balance at June 30, 2019	$18,272

Compensation expenses for the Company associated with both equity and liability classified awards totaled $12,762 and $16,138 for the three months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there was $126,430 of total unrecognized compensation cost related to unvested share awards granted under both the 2006 Incentive Plan and 2016 Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.69 years.
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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

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
Note 15 — Stockholders' Equity
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
As described in Note 4 above, in the March 2018 Follow-on Offering we issued and sold 2,000,000 shares of our Class A common stock and certain of our former and current employees and members of our management sold 2,000,000 shares of our Class A common stock, in each case, at a price to the public of $47.25 per share.

In connection with, and prior to, the March 2018 Follow-on Offering, on January 26, 2018, we entered into the January 2018 Forward Share Purchase Agreement, pursuant to which we agreed to purchase from ORIX USA on April 5, 2018 the number of shares of our Class B common stock equal to the number of shares of our Class A common stock sold by us in the March 2018 Follow-on Offering for a purchase price per share equal to the public offering price in the March 2018 Follow-on Offering less underwriting discounts and commissions. The cash proceeds from the March 2018 Follow-on Offering that were used to consummate the purchase pursuant to the January 2018 Forward Share Purchase Agreement were held in an escrow account as of March 31, 2018 and presented as restricted cash as discussed in Note 2. On April 5, 2018, we settled the transaction provided for in the January 2018 Forward Share Purchase Agreement and acquired 2,000,000 shares of Class B common stock from ORIX USA using the net proceeds we received from the March 2018 Follow-on Offering. As the January 2018 Forward Share Purchase Agreement required physical settlement by purchase of a fixed number of shares in exchange for cash, the 2,000,000 shares that were purchased were excluded from the Company's calculation of basic and diluted earnings per share in the Company's financial statements for the year ended March 31, 2018. In addition, as the agreement provided for the refund of any dividends paid during the term on the underlying Class A common stock, such shares were not classified as participating securities and the Company did not apply the two-class method for calculating its earnings per share.

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

On May 30, 2019, pursuant to a registered underwritten public offering, ORIX USA sold 3,000,000 shares of our Class A common stock to the public at a price of $45.80.

Class A common stock

During the three months ended June 30, 2019, 7,027 shares were issued to non-employee directors, and 2,291,827 shares were converted from Class B to Class A. During the three months ended June 30, 2018, 4,212 shares were issued to non-employee directors, and 597,880 shares were converted from Class B to Class A. As of June 30, 2019, there were 37,418,661 Class A shares held by the public, 61,967 Class A shares held by non-employee directors, and 3,377,935 Class A shares held by ORIX USA.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

Class B common stock

Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. In April 2018, the Company settled the transaction under the January 2018 Forward Share Purchase Agreement and the funds held in escrow were released and the related 2,000,000 Class B shares were retired. As of June 30, 2019, there were 25,308,293 Class B shares held by the HL Voting Trust. As of June 30, 2019, ORIX USA no longer held any shares of our Class B common stock. Each share of Class B common stock is entitled to ten votes per share.

Dividends

Previously declared dividends related to unvested shares of $5,624 and $5,028 were unpaid as of June 30, 2019 and 2018, respectively.

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

During the three months ended June 30, 2019 and 2018, the Company repurchased 652,618 and 35,841 shares of Class B common stock, respectively, to satisfy $31,267 and $1,768 of required withholding taxes in connection with the vesting of restricted awards, respectively. During the three months ended June 30, 2019 and 2018, the Company repurchased an additional 55,164 and 697,000 shares of its outstanding common stock, respectively, at a weighted average price of $47.81 and $49.11 per share, excluding commissions, for an aggregate purchase price of $2,502 and $34,230, respectively.
Note 16 — Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). We adopted the standard effective April 1, 2019, using the modified retrospective approach applied as of the beginning of the period of adoption. The Company elected to utilize transition guidance within the new standard that permits us to (i) continue to report under ASC 840 guidance for comparative periods consistent with previously issued financial statements; and (ii) carryforward our prior conclusions about lease identification, classification, and initial direct costs. The most significant impact of this adoption relates to the recognition of right-of-use ("ROU") assets and liabilities for all leases classified operating leases when the Company is the lessee in the arrangement. Currently, the Company does not have any lessor arrangements; therefore, adoption of the standard did not impact our accounting.
We assess whether an arrangement is or contains a lease at the inception of the agreement. ROU assets represent our right to use underlying assets for the lease term and lease liabilities represent our obligation to make lease payments arising from leases. ROU assets and lease liabilities are recognized at the commencement date based on the present value of future lease payments over the lease terms utilizing the discount rate implicit in the leases. If the discount rate implicit in the leases is not readily determinable, the present value of future lease payments is calculated utilizing the Company’s incremental borrowing rate, which approximates the interest that the Company would have to pay on a secured loan. The Company elected to utilize a portfolio approach and applies the rates to a portfolio of leases with similar terms and economic environments. The terms of our leases used to determine the ROU asset and lease liability account for options to extend when it is reasonably certain that we will exercise those options, if applicable. ROU assets and lease liabilities are subject to adjustment in the event of modification to lease terms, changes in probability that an option to extend or terminate a lease would be exercised and other factors. In addition, ROU assets are periodically reviewed for impairment.
Lease expense is recognized on a straight-line basis over the lease terms. Lease expense includes amortization of the ROU assets and accretion of the lease liabilities. Amortization of ROU assets is calculated as the periodic lease cost less accretion of the lease liability. The amortized period for ROU assets is limited to the expected lease term.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

The Company has elected a practical expedient to combine the lease and non-lease components into a single lease component. The Company also elected the short-term lease measurement and recognition exemption and does not establish ROU assets or lease liabilities for operating leases with terms of 12 months or less.
On adoption, the Company recognized the present value of its existing minimum lease payments as a $136.9 million ROU asset and a $152.3 million lease liability. The difference between the ROU asset and the lease liability on adoption primarily arises from previously recorded deferred rent, which was effectively reclassified to the ROU asset on adoption. As a result, there was no impact to retained earnings in the Consolidated Balance Sheets.
Lessee Arrangements

Operating Leases

We lease real estate and equipment used in operations from third parties. As of June 30, 2019, the remaining term of our operating leases ranged from 1 to 17 years with various automatic extensions.
The following table outlines the maturity of our existing operating lease liabilities on a fiscal year-end basis as of June 30, 2019.

Operating Leases
Remaining 2020	$17,588
2021	26,385
2022	22,178
2023	18,291
2024	13,462
Thereafter	81,513
Total	179,417
Less: present value discount	(31,991)
Operating lease liabilities	$147,426

Lease Costs

Three Months Ended June 30, 2019
Operating lease expense	$6,329
Variable lease expense (1)	3,650
Short-term lease expense	71
Less: Sublease income	(49)
Total lease costs	$10,001

(1)	Primarily consists of payments for property taxes, common area maintenance and usage based operating costs.
Weighted-Average Details

June 30, 2019
Weighted-average remaining lease term (years)	9
Weighted-average discount rate	4.1%

Supplemental cash flow information related to leases:

Three Months Ended June 30, 2019
Operating cash flows:
Cash paid for amounts included in the measurement of Operating lease liabilities	$6,073

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

Note 17 — Commitments and Contingencies
The Company has been named in various legal actions arising in the normal course of business. In the opinion of the Company, in consultation with legal counsel, the final resolutions of these matters are not expected to have a material adverse effect on the Company’s financial condition, operations and cash flows.
The Company also provides routine indemnifications relating to certain real estate (office) lease agreements under which it may be required to indemnify property owners for claims and other liabilities arising from the Company’s use of the applicable premises. In addition, the Company guarantees the performance of its subsidiaries under certain office lease agreements. The terms of these obligations vary, and because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the maximum amount that it could be obligated to pay under such contracts. Based on historical experience and evaluation of specific indemnities, management believes that judgments, if any, against the Company related to such matters are not likely to have a material effect on the consolidated financial statements. Accordingly, the Company has not recorded any liability for these obligations as of June 30, 2019 or March 31, 2019.
There have been no material changes outside of the ordinary course of business to our known contractual obligations, which are set forth in the table included in Item 7 in our 2019 Annual Report.
Note 18 — Segment and Geographical Information
The Company’s reportable segments are described in Note 1 and each are individually managed and provide separate services which require specialized expertise for the provision of those services. Revenues by segment represent fees earned on the various services offered within each segment. Segment profit represents each segment’s profit, which consists of segment revenues, less (1) direct expenses including compensation, travel, meals and entertainment, professional fees, and bad debt and (2) expenses allocated by headcount such as communications, rent, depreciation and amortization, and office expense. The corporate expense category includes costs not allocated to individual segments, including charges related to incentive compensation and share-based payments to corporate employees, as well as expenses of senior management and corporate departmental functions managed on a worldwide basis, including office of the executives, accounting, human capital, marketing, information technology, and compliance and legal. The following tables present information about revenues, profit and assets by segment and geography.

	Three Months Ended June 30,
	2019	2018
Revenues by segment:
Corporate Finance	$133,589	$132,871
Financial Restructuring	79,354	50,476
Financial Advisory Services	37,406	36,655
Revenues	$250,349	$220,002

Segment profit (1)
Corporate Finance	$37,428	$40,096
Financial Restructuring	23,977	12,354
Financial Advisory Services	8,281	7,413
Total segment profit	69,686	59,863
Corporate expenses (2)	21,744	19,735
Other (income)/expenses, net	(1,483)	(1,606)
Income before provision for income taxes	$49,425	$41,734

(1)
We adjust the compensation expense for a business segment in situations where an employee residing in one business segment is performing work in another business segment where the revenues are accrued. Segment profit may vary significantly between periods depending on the levels of collaboration among the different segments.

(2)
Corporate expenses represent expenses that are not allocated to individual business segments such as office of the executives, accounting, information technology, compliance, legal, marketing, and human capital.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

	June 30, 2019	March 31, 2019
Assets by segment:
Corporate Finance	$412,943	$397,069
Financial Restructuring	181,160	184,364
Financial Advisory Services	121,245	127,021
Total segment assets	715,348	708,454
Corporate assets	677,552	714,604
Total assets	$1,392,900	$1,423,058

	Three Months Ended June 30,
	2019	2018
Revenues by geography:
United States	$208,505	$183,242
International	41,844	36,760
Total revenues	$250,349	$220,002

	June 30, 2019	March 31, 2019
Assets by geography:
United States	$930,219	$1,021,975
International	462,681	401,083
Total assets	$1,392,900	$1,423,058

Note 19 — Subsequent Events
On July 23, 2019, the Company's board of directors declared a quarterly cash dividend of $0.31 per share of Class A and Class B common stock, payable on September 16, 2019 to shareholders of record on September 5, 2019.

On August 1, 2019, pursuant to a registered public offering, ORIX USA sold 3,377,935 shares of our Class A common stock. Following such offering, ORIX USA no longer owns any shares of our common stock and the Stockholders' Agreement, dated August 18, 2015, by and among us, ORIX USA and the other holders identified therein, and the Registration Rights Agreement, dated August 18, 2015, by and between us and ORIX USA, each terminated in accordance with their terms; provided that we and the trustees of the HL Voting Trust agreed to temporarily waive the requirement that the one remaining member of our board of directors nominated by ORIX USA resign until such time as the trustees may request such resignation.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion should be read together with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. We make statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “intends,” “predicts,” “potential” or “continue,” the negative of these terms or other similar expressions. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including but not limited to, the factors listed under the heading “Cautionary Note Regarding Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended March 31, 2019 (the "2019 Annual Report"). Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements speak only as of the date of this filing. You should not rely upon forward-looking statements as a prediction of future events. We are under no duty to and we do not undertake any obligation to update or review any of these forward-looking statements after the date of this filing to conform our prior statements to actual results or revised expectations whether as a result of new information, future developments or otherwise.
Key Financial Measures
Revenues
Revenues include fee revenues and reimbursements of expenses (see Note 2 and Note 3 for additional information). Revenues reflect revenues from our Corporate Finance (“CF”), Financial Restructuring (“FR”), and Financial Advisory Services (“FAS”) business segments that substantially consist of fees for advisory services.

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

CF provides general financial advisory services in addition to advice on mergers and acquisitions and capital markets offerings. We advise public and private institutions on a wide variety of situations, including buy-side and sell-side transactions, as well as leveraged loans, private mezzanine debt, high-yield debt, initial public offerings, follow-ons, convertibles, equity private placements, private equity, and liability management transactions, and advise financial sponsors on all types of transactions. The majority of our CF revenues consists of Completion Fees. CF transactions can fail to be completed for many reasons that are outside of our control. In these instances, our fees are generally limited to Retainer Fees and in some cases Progress Fees that may have been earned.

FR provides advice to debtors, creditors and other parties-in-interest in connection with recapitalization/deleveraging transactions implemented both through bankruptcy proceedings and though out-of-court exchanges, consent solicitations or other mechanisms, as well as in distressed mergers and acquisitions and capital markets activities. As part of these engagements, our FR business segment offers a wide range of advisory services to our clients, including: the structuring, negotiation, and confirmation of plans of reorganization; structuring and analysis of exchange offers; corporate viability assessment; dispute resolution and expert testimony; and procuring debtor-in-possession financing. Although atypical, a FR transaction can fail to be completed for many reasons that are outside of our control. In these instances, our fees are generally limited to the Retainer Fees and/or Progress Fees.

FAS primarily provides valuations of various assets, including: companies; illiquid debt and equity securities; and intellectual property (among other assets and liabilities). These valuations are used for financial reporting, tax reporting, and other purposes. In addition, our FAS business segment renders fairness opinions in connection with mergers and acquisitions and other transactions, and solvency opinions in connection with corporate spin-offs and dividend recapitalizations, and other types of financial opinions in connection with other transactions. Also, our FAS business segment provides dispute resolution services to clients where fees are usually based on the hourly rates of our financial professionals. Lastly, our FAS business segment provides strategic consulting services to clients where fees are either fixed or based on the hourly rates of our consulting professionals. Unlike our CF or FR segments, the fees generated in our FAS segment are generally not contingent on the successful completion of a transaction.

Operating Expenses
Our operating expenses are classified as employee compensation and benefits expense and non-compensation expense; revenue and headcount are the primary drivers of our operating expenses. Reimbursements of certain out-of-pocket deal expenses are recorded on a gross basis and are therefore included in both Revenues and Operating expenses on the Consolidated Statements of Comprehensive Income.
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
Our employee compensation and benefits expense consists of base salary, payroll taxes, benefits, annual incentive compensation payable as cash bonus awards, deferred cash bonus awards, and the amortization of equity-based bonus awards. Base salary and benefits are paid ratably throughout the year. Our annual equity-based bonus awards include fixed share compensation awards and fixed dollar awards as a component of the annual bonus awards for certain employees. These equity awards are generally subject to annual vesting requirements over a four-year period beginning at the date of grant, which occurs in the first quarter of each fiscal year; accordingly, expenses are amortized over the stated vesting period. In most circumstances, the unvested portion of these awards is subject to forfeiture should the employee depart from the Company. Cash bonuses, which are accrued monthly, are discretionary and dependent upon a number of factors including the Company's performance and are generally paid in the first fiscal quarter of each year with respect to prior year performance. Generally, a portion of the cash bonus is deferred and paid in the third quarter of the fiscal year in which the bonus is awarded. The ratio of employee compensation and benefits to revenues is referred to as the "Compensation Ratio."

Non-Compensation Expense. The balance of our operating expenses includes costs for travel, meals and entertainment, rent, depreciation and amortization, information technology and communications, professional fees, and other operating expenses, net. We refer to all of these expenses as non-compensation expenses. A portion of our non-compensation expenses fluctuates in response to changes in headcount.
Other (Income)/Expenses, net
Other (income)/expenses, net includes (i) interest income earned on non-marketable and investment securities, cash and cash equivalents, loans receivable from affiliates and employee loans, (ii) interest expense and fees on our Revolving Credit Facility (defined herein), the loan payable to affiliate and Loans payable to former shareholders, (iii) interest expense on the Loan payable to non-affiliates, (iv) equity income and/or gains or losses from funds and partnership interests where we have more than a minor ownership interest or more than minor influence over operations but do not have a controlling interest and are not the primary beneficiary, and (v) gains associated with the reduction of earnout liabilities.
Results of Consolidated Operations
The following is a discussion of our results of operations for the three months ended June 30, 2019 and 2018. For a more detailed discussion of the factors that affected the revenues and the operating expenses of our CF, FR and FAS business segments in these periods, see Part I, Item 2 of this Form 10-Q under the heading “Business Segments” below.

	Three Months Ended June 30,
($ in thousands)	2019	2018	Change
Revenues	$250,349	$220,002	14%
Operating expenses:
Employee compensation and benefits	163,311	139,181	17%
Non-compensation	39,096	40,693	(4)%
Total operating expenses	202,407	179,874	13%
Operating income	47,942	40,128	19%
Other (income)/expense, net	(1,483)	(1,606)	(8)%
Income before provision for income taxes	49,425	41,734	18%
Provision for income taxes	6,649	12,052	(45)%
Net income attributable to Houlihan Lokey, Inc.	$42,776	$29,682	44%

Three Months Ended June 30, 2019 versus June 30, 2018
Revenues were $250.3 million for the three months ended June 30, 2019, compared with $220.0 million for the three months ended June 30, 2018, representing an increase of 14%. This was primarily driven by a significant $28.9 million increase in FR revenues, with CF and FAS revenues remaining relatively flat when compared with the same quarter last year.

Operating expenses were $202.4 million for the three months ended June 30, 2019, compared with $179.9 million for the three months ended June 30, 2018, an increase of 13%. Employee compensation and benefits expense, as a component of operating expenses, was $163.3 million for the three months ended June 30, 2019, compared with $139.2 million for the three months ended June 30, 2018, an increase of 17%. The increase in employee compensation and benefits expense was primarily a result of higher fee revenues for the quarter when compared with the same quarter last year. The Compensation Ratio was 65.2% for the three months ended June 30, 2019, compared with 63.3% for the three months ended June 30, 2018. Non-compensation expense, as a component of operating expenses, was $39.1 million for the three months ended June 30, 2019, compared with $40.7 million for the three months ended June 30, 2018, a decrease of 4%. The decrease in non-compensation expense was primarily attributable to (i) lower Professional fees and (ii) general decrease in Other operating expenses, net.

Other (income)/expenses, net decreased to $(1.5) million for the three months ended June 30, 2019, compared with $(1.6) million for the three months ended June 30, 2018, primarily as a result of gains associated with the reduction of earnout liabilities for the three months ended June 30, 2018, with no corresponding reversal for the June 30, 2019 period, offset by higher interest income, net on cash and investment balances.

The provision for income taxes for the three months ended June 30, 2019 was $6.6 million, which reflected an effective tax rate of 13.5%. The provision for income taxes for the three months ended June 30, 2018 was $12.1 million, which reflected an effective tax rate of 28.9%. The decrease in the Company's tax rate during the three-month period ended June 30, 2019 relative to the same period in 2018 was primarily a result of the vesting of stock that occurred in April and May 2019.

Business Segments
The following table presents revenues, expenses and contributions from our continuing operations by business segment. The revenues by segment represent each segment’s revenues, and the profit by segment represents profit for each segment before corporate expenses, other (income)/expenses, net, and income taxes.

	Three Months Ended June 30,
($ in thousands)	2019	2018	Change
Revenues by Segment
Corporate Finance	$133,589	$132,871	1%
Financial Restructuring	79,354	50,476	57%
Financial Advisory Services	37,406	36,655	2%
Revenues	$250,349	$220,002	14%

Segment Profit (1)
Corporate Finance	$37,428	$40,096	(7)%
Financial Restructuring	23,977	12,354	94%
Financial Advisory Services	8,281	7,413	12%
Total Segment Profit	69,686	59,863	16%
Corporate Expenses (2)	21,744	19,735	10%
Other (income)/expenses, net	(1,483)	(1,606)	(8)%
Income Before Provision for Income Taxes	$49,425	$41,734	18%

Segment Metrics:
Number of Managing Directors (3)
Corporate Finance	115	105	10%
Financial Restructuring	45	45	—%
Financial Advisory Services	32	37	(14)%
Number of Closed Transactions/Fee Events (4)
Corporate Finance	61	69	(12)%
Financial Restructuring	25	13	92%
Financial Advisory Services	509	504	1%

(1)
We adjust the compensation expense for a business segment in situations where an employee residing in one business segment is performing work in another business segment where the fee revenues are accrued. Segment Profit may vary significantly between periods depending on the levels of collaboration among the different segments.

(2)
Corporate expenses represent expenses that are not allocated to individual business segments such as office of the executives, accounting, information technology, compliance, legal, marketing, and human capital.

(3)	As of June 30, 2019; excludes MDs in our Milan office. The Italian JV was consolidated as of June 30, 2019, and employee metrics will be consolidated beginning in Q2 fiscal 2020.

(4)	Fee Events applicable to FAS only; a Fee Event includes any engagement that involves revenue activity during the measurement period with a revenue minimum of $1,000.
Corporate Finance
Three Months Ended June 30, 2019 versus June 30, 2018

Revenues for CF were $133.6 million for the three months ended June 30, 2019, compared with $132.9 million for the three months ended June 30, 2018, representing an increase of 1%. Revenues increased primarily due to an increase in the average transaction fee for closed transactions, partially offset by a decrease in the number of closed transactions.

Segment profit for CF was $37.4 million for the three months ended June 30, 2019, compared with $40.1 million for the three months ended June 30, 2018. Profitability decreased primarily as a result of higher non-compensation expense.

Financial Restructuring
Three Months Ended June 30, 2019 versus June 30, 2018

Revenues for FR were $79.4 million for the three months ended June 30, 2019, compared with $50.5 million for the three months ended June 30, 2018, representing a increase of 57%. The increase in revenues was primarily as a result of an increase in the number of closed transactions, partially offset by a reduction in the average transaction fee.

Segment profit for FR was $24.0 million for the three months ended June 30, 2019, compared with $12.4 million for the three months ended June 30, 2018, a increase of 94%. Profitability increased primarily as a result of significantly higher revenues for the period, with commensurate increases in employee compensation and benefits expense, when compared to the same quarter last year.
Financial Advisory Services
Three Months Ended June 30, 2019 versus June 30, 2018

Revenues for FAS remained relatively flat period over period, with $37.4 million for the three months ended June 30, 2019, compared with $36.7 million for the three months ended June 30, 2018, representing an increase of 2%.

Segment profit for FAS was $8.3 million for the three months ended June 30, 2019, compared with $7.4 million for the three months ended June 30, 2018. Profitability increased 12% primarily as a result of a decrease in non-compensation expenses when compared to the same quarter last year.
Corporate Expenses
Three Months Ended June 30, 2019 versus June 30, 2018

Corporate expenses were $21.7 million for the three months ended June 30, 2019, compared with $19.7 million for the three months ended June 30, 2018. This 10% increase was primarily due to an increase in compensation and benefits expense, partially offset by a decrease in Professional fees and Other operating expenses, net.
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

Our cash and cash equivalents include cash held at banks. We have not experienced any losses in our cash accounts. We maintain moderate levels of cash on hand in support of regulatory requirements for our registered broker-dealer. At June 30, 2019, we had $111 million of cash in foreign subsidiaries. Our excess cash may be invested from time to time in short term investments, including treasury securities, commercial paper, certificates of deposit and investment grade corporate debt securities. Please refer to Note 6 for further detail.

The Company acquired the remaining 51% of Leonardo's Italy operations in June 2019, which included the assumption of the entire amount of the unsecured loan payable November 16, 2040. As of June 30, 2019 the remaining principal balance of the Loan payable to non-affiliate was $15.4 million, which included foreign currency translation adjustments and interest expense. See Note 1 and Note 10 for additional information.

As of June 30, 2019 and March 31, 2019, our unrestricted cash and cash equivalents including investment securities were as follows:

(In thousands)	June 30, 2019	March 31, 2019
Cash and cash equivalents	$211,731	$285,746
Investment securities	33,040	125,258
Total unrestricted cash and cash equivalents, including investment securities	244,771	411,004
Restricted cash (1)	371	369
Total cash, cash equivalents, and restricted cash, including investment securities	$245,142	$411,373

(1)	Represents a deposit in support of a letter of credit issued for our Frankfurt office.

Our liquidity is highly dependent upon cash receipts from clients which in turn are generally dependent upon the successful completion of transactions as well as the timing of receivables collections, which typically occur within 60 days of billing. As of June 30, 2019, Accounts receivable, net of doubtful accounts was $67.9 million. As of June 30, 2019, Unbilled work in process, net of doubtful accounts was $72.0 million.

We currently maintain a revolving line of credit pursuant to a loan agreement, dated as of August 18, 2015, by and among Houlihan Lokey, certain domestic subsidiaries of Houlihan Lokey party thereto and Bank of America, N.A., which provides for a revolving line of credit of $75.0 million (the “Revolving Credit Facility”). As of June 30, 2019, there were no outstanding borrowings under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility require payments of interest at the annual rate of LIBOR plus 1.00%. The loan agreement requires compliance with certain loan covenants including but not limited to the maintenance of minimum earnings before interest, taxes, depreciation and amortization of no less than $120 million as of the end of any quarterly 12-month period and certain leverage ratios including a consolidated leverage ratio of less than 1.50 to 1.00 and a consolidated fixed charge coverage ratio of greater than 1.25 to 1.00, as of the end of any quarterly 12-month period. As of June 30, 2019, we were, and expect to continue to be, in compliance with such covenants. On July 28, 2017, we entered into a First Amendment to Credit Agreement which extended the maturity of the revolving line of credit from August 18, 2017 to August 18, 2019 and did not change any other material terms of the Revolving Credit Facility. We are in discussions with lenders regarding a replacement of the existing Revolving Credit Facility prior to its upcoming maturity with a new $100 million revolving credit facility; however, there can be no assurance that such facility will be replaced on a timely basis or at all.
Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of our incentive compensation during the first and third quarters of each fiscal year. A summary of our operating, investing, and financing cash flows is as follows:

	Three Months Ended June 30,
(In thousands)	2019	2018	Change
Cash provided by (used in)
Operating activities:
Net income	$42,776	$29,682	44%
Non-cash charges	25,173	20,917	20%
Other operating activities	(177,158)	(169,573)	4%
Total operating activities	(109,209)	(118,974)	(8)%
Investing activities	93,481	121,202	(23)%
Financing activities	(56,746)	(148,404)	(62)%
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(1,539)	(9,437)	(84)%
Decrease in cash, cash equivalents, and restricted cash	(74,013)	(155,613)	(52)%
Cash, cash equivalents, and restricted cash—beginning of period	286,115	300,223	(5)%
Cash, cash equivalents, and restricted cash—end of period	$212,102	$144,610	47%
Three Months Ended June 30, 2019
Operating activities resulted in a net outflow of $109.2 million primarily attributable to cash bonus payments paid in May 2019. Investing activities resulted in a net inflow of $93.5 million primarily attributable to sales or maturities of investment securities. Financing activities resulted in a net outflow of $56.7 million primarily related to dividends paid and share repurchases.
Three Months Ended June 30, 2018
Operating activities resulted in a net outflow of $119.0 million primarily attributable to cash bonus payments paid in May 2018. Investing activities resulted in a net inflow of $121.2 million primarily attributable to the maturity of investment securities. Financing activities resulted in a net outflow of $148.4 million primarily related to dividends paid, other share repurchases, and the settlement of the January 2018 Forward Share Purchase Agreement.
Contractual Obligations
There have been no material changes outside of the ordinary course of business to our known contractual obligations, which are set forth in the table included in Item 7 in our 2019 Annual Report.

Off‑Balance Sheet Arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our consolidated financial statements except for certain stand-by letters of credit and bank guarantees in support of various office leases totaling approximately $0.6 million.
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

There have been no material changes to the critical accounting policies disclosed in our 2019 Annual Report. For additional information on critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in the MD&A of the 2019 Annual Report.
Recent Accounting Developments
In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02, Leases (Topic 842). We adopted the standard effective April 1, 2019, using the modified retrospective approach applied as of the beginning of the period of adoption. As of June 30, 2019, the Company's Operating right-of-use assets and Operating lease liabilities were $132 million and $147 million, respectively. The difference between the Operating right-of-use assets and Operating lease liabilities primarily relates to previously recorded deferred rent within Accounts payable and accrued expenses, which was effectively reclassified to the Operating right-of-use assets upon adoption.

For additional discussion of recently issued accounting developments and their impact or potential impact on our consolidated financial statements, see "Note 2—Summary of Significant Accounting Policies" to our unaudited consolidated financial statements in this Form 10-Q.
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

Our cash and cash equivalents are denominated primarily in U.S. dollars, pound sterling and euros, and we face foreign currency risk in our cash balances and other assets and liabilities held in accounts outside the U.S. due to potential currency movements and the associated foreign currency translation accounting requirements.
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
Exchange Rate Risk
The exchange rate of the U.S. dollar relative to the currencies in the non-U.S. countries in which we operate may have an effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities and, therefore, be reflected as a change in other comprehensive income. Our non-U.S. assets and liabilities that are sensitive to exchange rates consist primarily of trade payables and receivables, work in progress, and cash. The net impact of the fluctuation of foreign currencies in other comprehensive income within the consolidated statements of comprehensive income was $(3,971) and $(12,583) during the three months ended June 30, 2019 and 2018, respectively.

In addition, the reported amounts of our revenues and expenses may be affected by movements in the rate of exchange between the currencies in the non-U.S. countries in which we operate and the U.S. dollar, affecting our operating results. We have analyzed our potential exposure to changes in the value of the U.S. dollar relative to the pound sterling and euro, the primary currencies of our European operations, by performing a sensitivity analysis on our net income, and determined that while our earnings are subject to fluctuations from changes in foreign currency rates, at this time we do not believe we face any material risk in this respect.
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of June 30, 2019, we entered into a foreign currency forward contract between the pound sterling and the U.S. dollar with an aggregate notional value of $20 million. As of June 30, 2018, we entered into a foreign currency forward contract between the euro and pound sterling with an aggregate notional value of EUR 5.7 million. The fair value of these contracts represented a loss included in Other operating expenses, net of $41 and $77 during the three months ended June 30, 2019 and 2018, respectively.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. There has been no material change in the nature of our legal proceedings from the descriptions contained in our 2019 Annual Report.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in our 2019 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended June 30, 2019, the Company issued 414,071 shares of Class A common stock upon the conversion of a like number of shares of Class B common stock. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder. See Note 15 for additional information. The Company relied upon the exemption from registration provided by Section 3(a)(9) under the Securities Act of 1933, as amended.

Purchases of Equity Securities

The following table summarizes all of the repurchases of Houlihan Lokey, Inc. equity securities during the three months ended June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2019 - April 30, 2019 (2)	248,804	$49.32	248,804
May 1, 2019 - May 31, 2019 (2)	403,726	47.22	403,726
June 1, 2019 - June 30, 2019 (3)	55,252	45.32	55,252
Total	707,782	$47.81	707,782	$62,549,769

(1)
In July 2018, the board of directors authorized the repurchase of up to an additional $100 million of the Company's common stock (incremental to the $50 million repurchase program that was approved by our board in February 2017). The shares of Class A common stock repurchased through this program have been retired.

(2)	Represents unvested shares of Class B common stock which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards.

(3)
Includes 88 unvested shares of Class B common stock at an average price per share of $44.53, which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards.

Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Houlihan Lokey, Inc., dated August 18, 2015.	8-K	333-205610	3.1	8/21/15
3.2	Amended and Restated Bylaws of the Company, dated August 18, 2015.	8-K	333-205610	3.2	8/21/15
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.					*
32.1	Section 1350 Certification of Chief Executive Officer.					**
32.2	Section 1350 Certification of Chief Financial Officer.					**
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104.1	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOULIHAN LOKEY, INC.

Date:	August 7, 2019	/s/ SCOTT L. BEISER
Scott L. Beiser
Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2019	/s/ J. LINDSEY ALLEY
J. Lindsey Alley
Chief Financial Officer
(Principal Financial and Accounting Officer)