Form 10-Q
period 2019-09-30
HOULIHAN LOKEY, INC.
filed 2019-11-01
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2019, the registrant had 41,761,893 shares of Class A common stock, $0.001 par value per share, and 23,887,137 shares of Class B common stock, $0.001 par value per share, outstanding.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share data and par value)	September 30, 2019	March 31, 2019
Assets
Cash and cash equivalents	$220,248	$285,746
Restricted cash	372	369
Investment securities	84,822	125,258
Accounts receivable, net of allowance for doubtful accounts of $3,962 and $4,255, respectively	64,814	70,830
Unbilled work in process, net of allowance for doubtful accounts of $1,413 and $1,341, respectively	62,722	71,891
Receivable from affiliates	—	8,631
Income taxes receivable	3,380	—
Deferred income taxes	6,539	2,854
Property and equipment, net	40,938	31,034
Operating lease right-of-use asset	131,776	—
Goodwill and other intangibles, net	797,564	794,604
Other assets	34,725	34,695
Total assets	$1,447,900	$1,425,912

Liabilities and Stockholders' Equity
Liabilities:
Accrued salaries and bonuses	$297,396	$404,717
Accounts payable and accrued expenses	40,911	55,048
Deferred income	29,709	27,812
Income taxes payable	—	7,759
Deferred income taxes	3,327	8,058
Loans payable to former shareholders	1,810	2,047
Loan payable to non-affiliate	6,458	6,610
Operating lease liabilities	151,669	—
Other liabilities	24,756	22,532
Total liabilities	556,036	534,583

Commitments and contingencies (Note 17)

Stockholders' equity:
Class A common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 41,817,614 and 38,200,802 shares, respectively	42	38
Class B common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 24,079,076 and 27,197,734 shares, respectively	24	27
Treasury stock, at cost: 252,306 and 0 shares, respectively	(11,219)	—
Additional paid-in capital	635,362	645,090
Retained earnings	311,360	276,468
Accumulated other comprehensive (loss)	(43,705)	(30,294)
Total stockholders' equity	891,864	891,329
Total liabilities and stockholders' equity	$1,447,900	$1,425,912

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except share and per share data)	2019	2018	2019	2018
Revenues	$272,810	$274,992	$523,159	$494,994
Operating expenses:
Employee compensation and benefits	174,638	175,321	337,949	314,501
Travel, meals, and entertainment	10,200	10,111	19,817	19,697
Rent	14,922	10,437	24,923	18,625
Depreciation and amortization	3,981	3,706	7,944	7,174
Information technology and communications	6,928	4,709	12,252	10,298
Professional fees	5,834	5,784	10,290	12,061
Other operating expenses	11,154	8,749	17,054	16,333
Total operating expenses	227,657	218,817	430,229	398,689
Operating income	45,153	56,175	92,930	96,305
Other (income)/expense, net	(1,101)	(1,007)	(2,748)	(2,613)
Income before provision for income taxes	46,254	57,182	95,678	98,918
Provision for income taxes	13,144	17,063	19,793	29,115
Net income	$33,110	$40,119	$75,885	$69,803
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(9,440)	(3,695)	(13,411)	(16,278)
Comprehensive income	$23,670	$36,424	$62,474	$53,525

Attributable to Houlihan Lokey, Inc. common stockholders:
Weighted average shares of common stock outstanding:
Basic	62,477,085	62,258,919	62,292,798	62,620,017
Fully diluted	66,086,210	66,045,921	65,851,514	66,099,770
Earnings per share (Note 13)
Basic	$0.53	$0.64	$1.22	$1.11
Fully diluted	$0.50	$0.61	$1.15	$1.06

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands, except share data)	Class A common stock		Class B common stock		Treasury Stock
	Shares	$	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity
Balances – July 1, 2019	40,913,727	$41	25,308,293	$25	(55,164)	$(2,502)	$631,189	$298,831	$(34,265)	$893,319
Shares issued	—	—	2,311	—	—	—	—	—	—	—
Stock compensation vesting (Note 14)	—	—	—	—	—	—	16,543	—	—	16,543
Class B shares sold	1,172,250	1	(1,172,250)	(1)	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(20,581)	—	(20,581)
Conversion of Class B to Class A shares	13,728	—	(13,728)	—	—	—	—	—	—	—
Shares issued to non-employee directors (Note 14)	—	—	—	—	—	—	—	—	—	—
Other shares repurchased/forfeited	(282,091)	—	(45,550)	—	(197,142)	(8,717)	(12,370)	—	—	(21,087)
Net income	—	—	—	—	—	—	—	33,110	—	33,110
Change in unrealized translation	—	—	—	—	—	—	—	—	(9,440)	(9,440)
Total comprehensive income	—	—	—	—	—	—	—	33,110	(9,440)	23,670
Balances – September 30, 2019	41,817,614	$42	24,079,076	$24	(252,306)	$(11,219)	$635,362	$311,360	$(43,705)	$891,864

(In thousands, except share data)	Class A common stock		Class B common stock		Treasury Stock
	Shares	$	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity
Balances – July 1, 2018	33,509,497	$34	32,678,476	$33	—	$—	$644,125	$201,702	$(26,539)	$819,355
Cumulative effect of the change in accounting principle related to revenue recognition from contracts with clients, net of tax	—	—	—	—	—	—	—	(1,993)	—	(1,993)
Shares issued	—	—	5,326	(1)	—	—	984	—	—	983
Stock compensation vesting (Note 14)	—	—	—	—	—	—	11,034	—	—	11,034
Class B shares sold	195,840	—	(195,840)	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(17,506)	—	(17,506)
Secondary offering	—	—	—	—	—	—	—	—	—	—
Retired shares upon settlement of forward purchase agreement	—	—	—	—	—	—	—	—	—	—
Conversion of Class B to Class A shares	1,403,809	1	(1,403,809)	(1)	—	—	—	—	—	—
Shares issued to non-employee directors (Note 14)	—	—	—	—	—	—	187	—	—	187
Other shares repurchased/forfeited	(413,141)	—	(20,708)	—	—	—	(20,180)	—	—	(20,180)
Net income	—	—	—	—	—	—	—	40,121	—	40,121
Change in unrealized translation	—	—	—	—	—	—	—	—	(3,695)	(3,695)
Total comprehensive income	—	—	—	—	—	—	—	—	—	36,426
Balances – September 30, 2018	34,696,005	$35	31,063,445	$31	—	$—	$636,150	$222,324	$(30,234)	$828,306

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands, except share data)	Class A common stock		Class B common stock		Treasury Stock
	Shares	$	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity
Balances – April 1, 2019	38,200,802	$38	27,197,734	$27	—	$—	$645,090	$276,468	$(30,294)	$891,329
Shares issued	—	—	1,494,171	1	—	—	6,453	—	—	6,454
Stock compensation vesting (Note 14)	—	—	—	—	—	—	27,456	—	—	27,456
Class B shares sold	1,586,321	2	(1,586,321)	(1)	—	—	—	—	—	1
Dividends	—	—	—	—	—	—	—	(40,993)	—	(40,993)
Conversion of Class B to Class A shares	2,305,555	2	(2,305,555)	(2)	—	—	—	—	—	—
Shares issued to non-employee directors (Note 14)	7,027	—	—	—	—	—	—	—	—	—
Other shares repurchased/forfeited	(282,091)	—	(720,953)	(1)	(252,306)	(11,219)	(43,637)	—	—	(54,857)
Net income	—	—	—	—	—	—	—	75,885	—	75,885
Change in unrealized translation	—	—	—	—	—	—	—	—	(13,411)	(13,411)
Total comprehensive income	—	—	—	—	—	—	—	—	—	62,474
Balances – September 30, 2019	41,817,614	$42	24,079,076	$24	(252,306)	$(11,219)	$635,362	$311,360	$(43,705)	$891,864

(In thousands, except share data)	Class A common stock		Class B common stock		Treasury Stock
	Shares	$	Shares	$	Shares	$	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity
Balances – April 1, 2018	30,604,405	$31	37,187,932	$37	(2,000,000)	$(93,500)	$753,077	$207,124	$(13,956)	$852,813
Cumulative effect of the change in accounting principle related to revenue recognition from contracts with clients, net of tax	—	—	—	—	—	—	—	(19,680)	—	(19,680)
Shares issued	—	—	1,158,001	1	—	—	6,991	—	—	6,992
Stock compensation vesting (Note 14)	—	—	—	—	—	—	25,571	—	—	25,571
Class B shares sold	195,840	—	(195,840)	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(34,923)	—	(34,923)
Secondary offering	3,000,000	3	(3,000,000)	(3)	—	—	—	—	—	—
Retired shares upon settlement of forward purchase agreement	—	—	(2,000,000)	(2)	2,000,000	93,500	(93,498)	—	—	—
Conversion of Class B to Class A shares	2,001,689	2	(2,001,689)	(2)	—	—	—	—	—	—
Shares issued to non-employee directors (Note 14)	4,212	—	—	—	—	—	187	—	—	187
Other shares repurchased/forfeited	(1,110,141)	(1)	(84,959)	—	—	—	(56,178)	—	—	(56,179)
Net income	—	—	—	—	—	—	—	69,803	—	69,803
Change in unrealized translation	—	—	—	—	—	—	—	—	(16,278)	(16,278)
Total comprehensive income	—	—	—	—	—	—	—	—	—	53,525
Balances – September 30, 2018	34,696,005	$35	31,063,445	$31	—	$—	$636,150	$222,324	$(30,234)	$828,306

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended September 30,
(In thousands, except share data)	2019	2018
Cash flows from operating activities:
Net income	$75,885	$69,803
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(6,571)	(4,602)
Provision for bad debts	(128)	613
Unrealized gains on investment securities	(179)	—
Non-cash lease expense	6,576	—
Depreciation and amortization	7,944	7,174
Contingent consideration valuation	—	(708)
Compensation expenses – restricted share grants (Note 14)	31,109	30,759
Changes in operating assets and liabilities:
Accounts receivable	6,619	27,550
Unbilled work in process	9,522	14,021
Other assets	(536)	(7,144)
Accrued salaries and bonuses	(107,940)	(114,099)
Accounts payable and accrued expenses and other	226	(832)
Deferred income	1,872	(4,485)
Income taxes payable	(11,256)	(2,193)
Net cash provided by operating activities	13,143	15,857
Cash flows from investing activities:
Purchases of investment securities	(232,112)	(26,513)
Sales or maturities of investment securities	272,727	209,268
Acquisition of business, net of cash acquired	8,710	(71,407)
Receivables from affiliates	(170)	862
Purchase of property and equipment, net	(14,280)	(3,199)
Net cash provided by investing activities	34,875	109,011
Cash flows from financing activities:
Dividends paid	(42,210)	(33,574)
Settlement of forward purchase contract	—	(93,500)
Other share repurchases	(23,503)	(54,233)
Payments to settle employee tax obligations on share-based awards	(31,354)	(1,947)
Earnouts paid	—	(1,923)
Loans payable to former shareholders redeemed	(237)	(394)
Repayments of loans to non-affiliates	(8,397)	—
Other financing activities	—	187
Net cash (used in) financing activities	(105,701)	(185,384)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(7,812)	(11,742)
(Decrease) in cash, cash equivalents, and restricted cash	(65,495)	(72,258)
Cash, cash equivalents, and restricted cash – beginning of period	286,115	300,223
Cash, cash equivalents, and restricted cash – end of period	$220,620	$227,965

Supplemental disclosures of non-cash activities:
Shares issued via vesting of liability classified awards	$6,453	$—
Fully amortized intangibles written off	—	8,272
Cash acquired through acquisitions	$10,506	$16,141
Cash paid during the period:
Interest	$475	$432
Taxes	42,587	40,450

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

On August 18, 2015, the Company successfully completed an initial public offering ("IPO") of its Class A common stock. Expenses related to the corporate reorganization and IPO recorded in the Consolidated Statements of Comprehensive Income include the following:

•
$3,491 and $3,549 of compensation expenses associated with the amortization of restricted stock granted in connection with the IPO during the three months ended September 30, 2019 and 2018, respectively, and $7,051 and $6,872 during the six months ended September 30, 2019 and 2018, respectively; amortization expense of restricted stock granted in connection with the IPO is being recognized over a four and one-half year vesting period; and

•
$2,473 and $2,653 of compensation expenses associated with the accrual of certain deferred cash payments granted in connection with the IPO during the three months ended September 30, 2019 and 2018, respectively, and $5,025 and $5,406 during the six months ended September 30, 2019 and 2018, respectively; accrual expense of deferred cash payments granted in connection with the IPO is being recognized over a four and one-half year vesting period.

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

In June 2019, the Company exercised its option to acquire the remaining 51% of the shares of Lara (Italy Holdco) Limited ("Lara"). Lara's only operating subsidiary, Houlihan Lokey S.p.A., is an Italian-based company that provides corporate finance advisory services.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

The Company offers financial services and financial advice to a broad clientele located throughout the United States of America ("U.S."), Europe, and the Middle East and Asia-Pacific regions. The Company has U.S. offices in Los Angeles, San Francisco, Chicago, New York City, Minneapolis, McLean (Virginia), Dallas, Houston, Miami, and Atlanta, as well as foreign offices in London, Paris, Frankfurt, Madrid, Amsterdam, Dubai, Sydney, Tokyo, Hong Kong, Beijing and Singapore. Together, the Company and its subsidiaries form an organization that provides financial services to meet a wide variety of client needs. The Company concentrates its efforts toward the earning of professional fees with focused services across the following three business segments:

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

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP"), pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"), and include all information and footnotes required for consolidated financial statement presentation. The results of operations for the six months ended September 30, 2019 are not necessarily indicative of the results of operations to be expected for the fiscal year ending March 31, 2020. The unaudited interim consolidated financial statements and notes to consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2019 (the "2019 Annual Report").
Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. These reclassifications had no impact on net income, shareholder’s equity or cash flows as previously reported.

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
The Company carries its investments in unconsolidated entities over which it has significant influence but does not control using the equity method, and includes its ownership share of the income and losses in Other (income)/expense, net in the Consolidated Statements of Comprehensive Income.
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
Operating Expenses

The majority of the Company’s operating expenses are related to compensation for employees, which includes the amortization of the relevant portion of the Company’s share-based incentive plans (Note 14). Other types of operating expenses include: Travel, meals, and entertainment; Rent; Depreciation and amortization; Information technology and communications; Professional fees; and Other operating expenses.
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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. In the quarter ended September 30, 2019, we entered into a foreign currency forward contract between the pound sterling and the U.S. dollar with an aggregate notional value of $4.8 million. In the quarter ended September 30, 2018, we entered into foreign currency forward contracts between the euro and pound sterling with an aggregate notional value of approximately EUR 10.4 million. The fair value of these contracts represented a loss included in Other operating expenses of $53 and $14 during the three months ended September 30, 2019 and 2018, respectively.

Cash and Cash Equivalents, and Restricted Cash

Cash and cash equivalents include cash held at banks and highly liquid investments with original maturities of three months or less. As of September 30, 2019 and March 31, 2019, the Company had cash balances with banks in excess of insured limits. The Company believes it is not exposed to any significant credit risk with respect to Cash and cash equivalents.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

The following table provides a reconciliation of Cash and cash equivalents, and Restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	September 30, 2019	March 31, 2019
Cash and cash equivalents	$220,248	$285,746
Restricted cash (1)	372	369
Total cash, cash equivalents, and restricted cash	$220,620	$286,115

(1)	Restricted cash as of September 30, 2019 and March 31, 2019 consisted of a cash secured letter of credit issued for our Frankfurt office.

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

Revenues from FAS engagements primarily consist of fees generated in connection with valuation and diligence services and rendering fairness, solvency and other financial opinions. Revenues are recognized at a point in time as these engagements include a singular objective that does not transfer any notable value to the Company’s clients until the opinions have been rendered and delivered to the client. However, certain engagements consist of advisory services where fees are usually based on the hourly rates of our financial professionals. Such revenues are recognized over time as the benefits of these advisory services are transferred to the Company’s clients throughout the course of the engagement, and, as a practical expedient, the Company has elected to use the ‘as-invoiced’ approach to recognize revenue.

Taxes, including value added taxes, collected from customers and remitted to governmental authorities are accounted for on a net basis, and therefore, are excluded from revenue in the Consolidated Statements of Comprehensive Income.
Disaggregation of Revenues

The Company has disclosed disaggregated revenues based on its business segment and geographical area, which provides a reasonable representation of how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. See Note 18 for additional information.

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

The change in the Company’s contract assets and liabilities during the period primarily reflects the timing difference between the Company’s performance and the customer’s payment. The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	April 1, 2019	Increase/(Decrease)	September 30, 2019
Receivables (1)	$64,797	$(6,620)	$58,177
Unbilled work in process, net of allowance for doubtful accounts	71,891	(9,169)	62,722
Contract Assets (1)	6,033	604	6,637
Contract Liabilities (2)	27,812	1,897	29,709

(1)	Included within Accounts receivable, net of allowance for doubtful accounts in the September 30, 2019 Consolidated Balance Sheets.

(2)	Included within Deferred income in the September 30, 2019 Consolidated Balance Sheets.

During the three and six months ended September 30, 2019, $5.4 million and $14.4 million of revenues, respectively, were recognized that were included in the Deferred income balance at the beginning of the period.

As a practical expedient, the Company does not disclose information about remaining performance obligations pertaining to (i) contracts that have an original expected duration of one year or less, and/or (ii) contracts where the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that is or forms part of a single performance obligation. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at September 30, 2019.
Note 4 — Related Party Transactions
The Company provides financial advisory services to ORIX USA and its affiliates and certain other related parties, and received fees for these services totaling approximately $598 and $6,147 during the three months ended September 30, 2019 and 2018, respectively, and $698 and $8,495 for the six months ended September 30, 2019 and 2018, respectively.
The Company provided certain management and administrative services for the Company's unconsolidated entities and received fees for these services. As a result, the Company received net fees of $0 and $224 during the three months ended September 30, 2019 and 2018, respectively, and $126 and $224 during the six months ended September 30, 2019, respectively.
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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

On August 1, 2019, pursuant to a registered underwritten public offering, ORIX USA sold its remaining ownership of 3,377,935 shares of our Class A common stock to the public for net proceeds of approximately $154.1 million before expenses.

In the accompanying Consolidated Balance Sheets, the Company carried accounts receivable and unbilled work in progress from related parties totaling approximately $16 and $3 as of September 30, 2019 and March 31, 2019, respectively. The Company also deferred income from related parties for service fees totaling $0 and $34 as of September 30, 2019 and March 31, 2019, respectively.

Other assets in the accompanying Consolidated Balance Sheets includes loans receivable from certain employees of $14,135 and $15,228 as of September 30, 2019, and March 31, 2019, respectively.
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

The following table presents information about the Company's financial assets, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	September 30, 2019
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$31,457	$—	$31,457
U.S. treasury securities	—	53,365	—	53,365
Total asset measured at fair value	$—	$84,822	$—	$84,822

	March 31, 2019
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$116,577	$—	$116,577
U.S. treasury securities	—	8,681	—	8,681
Total asset measured at fair value	$—	$125,258	$—	$125,258

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

The Company had no transfers between fair value levels during the six months ended September 30, 2019.

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
Note 6 — Investment Securities
Investment securities consist of corporate debt and U.S. Treasury securities with original maturities over 90 days. The Company classifies its investment securities as held for trading and measures them at fair value in the Consolidated Balance Sheets. Unrealized holding gains and losses for trading securities are included in Other operating expenses in the accompanying Consolidated Statements of Comprehensive Income.

The amortized cost, gross unrealized gains (losses), and fair value of trading securities were as follows:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$31,124	$339	$(6)	$31,457
U.S. treasury securities	53,089	284	(8)	53,365
Total securities with unrealized gains	$84,213	$623	$(14)	$84,822

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$116,220	$372	$(15)	$116,577
U.S. treasury securities	8,608	73	—	8,681
Total securities with unrealized gains	$124,828	$445	$(15)	$125,258

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

Scheduled maturities of the Company's debt securities within the investment securities portfolio were as follows:

	September 30, 2019		March 31, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$57,280	$57,307	$96,109	$96,175
Due within years two through five	26,933	27,515	28,719	29,083
Total debt within the investment securities portfolio	$84,213	$84,822	$124,828	$125,258

Note 7 — Allowance for Doubtful Accounts
The allowance for doubtful accounts on receivables reflects management’s best estimate of probable inherent losses determined principally on the basis of historical experience and review of uncollected revenues and is recorded through provision for bad debts which is included in Other operating expenses in the accompanying Consolidated Statements of Comprehensive Income. Amounts deemed to be uncollectible are written off against the allowance for doubtful accounts.

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Beginning balance	$5,730	$11,027	$5,596	$11,391
Provision for bad debt	(107)	229	(128)	613
Recovery/(write-off) of uncollectible accounts	(248)	245	(93)	(503)
Ending balance	$5,375	$11,501	$5,375	$11,501

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
Property and equipment, net of accumulated depreciation consist of the following:

	September 30, 2019	March 31, 2019
Equipment	$8,226	$7,916
Furniture and fixtures	21,478	19,445
Leasehold improvements	41,678	34,370
Computers and software	16,051	11,499
Other	1,113	1,117
Total cost	88,546	74,347
Less: accumulated depreciation	(47,608)	(43,313)
Total net book value	$40,938	$31,034

Additions to property and equipment during the six months ended September 30, 2019 were primarily related to leasehold improvement costs incurred and computer and software purchases.
Depreciation expense of approximately $2,268 and $2,117 was recognized during the three months ended September 30, 2019 and 2018, respectively, and $4,678 and $4,264 was recognized during the six months ended September 30, 2019 and 2018, respectively.

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
Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. Goodwill is reviewed for impairment in accordance with Accounting Standards Update ("ASU") No. 2011-08, Testing Goodwill for Impairment, which permits management to make a qualitative assessment of whether it is more likely than not that one of its reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If management concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then management would not be required to perform the two-step impairment test for that reporting unit. If the assessment indicates that it is more likely than not that the reporting unit’s fair value is less than its carrying value, management must test further for impairment utilizing a two-step process. Step 1 compares the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds the estimated fair value, an impairment exists and is measured in Step 2 as the excess of the recorded amount of goodwill over the implied fair value of goodwill resulting from the valuation of the reporting unit. Impairment testing of goodwill requires a significant amount of judgment in assessing qualitative factors and estimating the fair value of the reporting unit, if necessary. The fair value is determined using an estimated market value approach, which considers estimates of future after tax cash flows, including a terminal value based on market earnings multiples, discounted at an appropriate market rate. As of September 30, 2019, management concluded that it was not more likely than not that the Company’s reporting units’ fair value was less than their carrying amount and no further impairment testing had been considered necessary.
Indefinite-lived intangible assets are reviewed annually for impairment in accordance with ASU 2012-02, Testing Indefinite-lived Intangible Assets for Impairment, which provides management the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. As of September 30, 2019, management concluded that it was not more likely than not that the fair values were less than the carrying values.
Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group (inclusive of other long-lived assets) be tested for possible impairment, management first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of September 30, 2019, no events or changes in circumstances were identified that indicated that the carrying amount of the finite-lived intangible assets were not recoverable.
The following table provides a reconciliation of Goodwill and other intangibles, net reported on the Consolidated Balance Sheets.

	Useful Lives	September 30, 2019	March 31, 2019
Goodwill (1)	Indefinite	$600,578	$594,812
Tradename-Houlihan Lokey (1)	Indefinite	192,210	192,210
Other intangible assets	Varies	16,660	18,614
Total cost		809,448	805,636
Less: accumulated amortization		(11,884)	(11,032)
Goodwill and other intangibles, net		$797,564	$794,604
Deferred tax liability (1)		(51,676)	(51,676)
Total net book value, after taxes		$745,888	$742,928

(1)
When HL CA was acquired by Fram in January 2006, approximately $392,600 of goodwill and $192,210 of indefinite-lived intangible assets were generated and recognized. In accordance with ASC Topic 805, Business Combinations, since HL CA was wholly owned by Fram, this goodwill and all other purchase accounting-related adjustments were pushed down to the Company’s reporting level. Through both foreign and domestic acquisitions made directly by HL CA and the Company since 2006, additional goodwill of approximately $207,978, inclusive of foreign currency translations, has been recognized.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

Amortization expense of approximately $1,713 and $1,589 was recognized for the three months ended September 30, 2019 and 2018, respectively, and $3,266 and $2,910 was recognized for the six months ended September 30, 2019 and 2018, respectively.
The estimated future amortization for amortizable intangible assets for each of the next five years are as follows:

Year Ended March 31,
Remainder of 2020	$3,431
2021	773
2022	157
2023	7
2024	7

Note 10 — Loans Payable
In August 2015, the Company entered into a revolving line of credit with Bank of America, N.A. (the "2015 Line of Credit"), which allowed for borrowings of up to $75.0 million and originally matured in August 2017. On July 28, 2017, the Company extended the maturity date of the 2015 Line of Credit to August 18, 2019, and, on August 15, 2019, the parties further extended the maturity date of the 2015 Line of Credit to September 18, 2019 (or if such date is not a business day, the immediately preceding business day). On August 23, 2019, the Company refinanced the 2015 Line of Credit by entering into a new syndicated revolving line of credit with Bank of America, N.A. and certain other financial institutions party thereto (the "2019 Line of Credit"), which allows for borrowings of up to $100.0 million (and, subject to certain conditions, provides the Company with an expansion option, which, if exercised in full, would provide for a total credit facility of $200 million) and matures on August 23, 2022 (or if such date is not a business day, the immediately preceding business day). The agreement governing the 2019 Line of Credit provides that borrowings bear interest at an annual rate of LIBOR plus 1.00%, commitment fees apply to unused amounts, and contains debt covenants which require that the Company maintain certain financial ratios. As of September 30, 2019, no principal was outstanding under the 2019 Line of Credit. The Company paid unused commitment fees under the 2015 Line of Credit and the 2019 Line of Credit of $90 and $57 for the three months ended September 30, 2019 and 2018, respectively, and $124 and $114 for the six months ended September 30, 2019 and 2018, respectively.

Prior to the IPO, Fram maintained certain loans payable to former shareholders consisting of unsecured notes payable which were transferred to the Company in conjunction with the IPO. The average interest rate on the individual notes was 3.47% and 3.57% as of September 30, 2019 and 2018, respectively, and the maturity dates range from 2019 to 2027. The Company incurred interest expense on these notes of $17 and $25 during the three months ended September 30, 2019 and 2018, respectively, and $37 and $50 during the six months ended September 30, 2019 and 2018, respectively.

An acquisition made in January 2015 included non-contingent consideration with a carrying value of $226 as of each of September 30, 2019 and March 31, 2019, which is included in Other liabilities in the accompanying Consolidated Balance Sheets.
In November 2015, the Company acquired the investment banking operations of Leonardo & Co. NV ("Leonardo") in Germany, the Netherlands, and Spain, and made a 49% investment in Leonardo's operations in Italy. Total consideration included an unsecured loan of EUR 14 million payable on November 16, 2040, the remaining balance of which is included in Loan payable to non-affiliates on our Consolidated Balance Sheets. The loan bears interest at an annual rate of 1.50%. In each of January 2017, December 2017 and December 2018, we paid a portion of this loan in the amount of EUR 2.9 million. The company incurred interest expense on this loan of $23 and $37 during the three months ended September 30, 2019 and 2018, respectively, and $47 and $74 for the six months ended September 30, 2019 and 2018, respectively.
As described in Note 1, the Company acquired the remaining 51% of Leonardo's Italy operations in June 2019. During the quarter ended September 30, 2019, the Company completed the redemption of the loans that were assumed upon consolidation of Leonardo's Italy operations that had been included in the Loan payable to non-affiliates on our Consolidated Balance Sheets.
An acquisition made in January 2017 included non-contingent consideration with a carrying value of $1,974 and $1,983 as of September 30, 2019 and March 31, 2019, respectively, which is included in Other liabilities in the accompanying Consolidated Balance Sheets.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

In April 2018, the Company acquired Quayle Munro Limited. Total consideration included non-interest bearing unsecured convertible loans totaling GBP 10.5 million payable on May 31, 2022, which is included in Other liabilities in the accompanying Consolidated Balance Sheets. Under certain circumstances, the notes may be exchanged for Company stock over a three year period in equal annual installments starting on May 31, 2020. The Company incurred imputed interest expense on these notes of $93 for the three months ended September 30, 2019 and 2018, and $129 and $201 for the six months ended September 30, 2019 and 2018, respectively.
In May 2018, the Company acquired BearTooth Advisors. Total consideration included an unsecured note of $2.8 million bearing interest at an annual rate of 2.88% and payable on May 21, 2048. The Company incurred interest expense on these notes of $26 for the three months ended September 30, 2019 and 2018, and $53 and $35 during the six months ended September 30, 2019 and 2018, respectively.
The scheduled aggregate repayments of our Loans payable to former shareholders, Other liabilities, and the Loan payable to non-affiliates in the accompanying Consolidated Balance Sheets are as follows:

Year Ended March 31,
Remaining 2020	$458
2021	2,446
2022	279
2023	16,789
2024	338
2025 and thereafter	12,714
Total	$33,024

Note 11 — Accumulated Other Comprehensive (Loss)
Accumulated other comprehensive (loss) is comprised of foreign currency translation adjustments of $(9,440) and $(3,695) for the three months ended September 30, 2019 and 2018, respectively and $(13,411) and $(16,278) for the six months ended September 30, 2019 and 2018, respectively. The change in foreign currency translation was impacted by the vote in the U.K. to withdraw from the European Union. We are currently in a period in which the terms of withdrawal are being negotiated and there may be impacts on our European business that are unknown at this time. We believe the change in foreign currency translation will become more volatile, but we do not expect this to have a material impact on our operating results and financial position.

Accumulated other comprehensive (loss) at September 30, 2019 was comprised of the following:

Balance, April 1, 2019	$(30,294)
Foreign currency translation adjustment	(13,411)
Balance, September 30, 2019	$(43,705)

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
The Company’s provision for income taxes was $13,144 and $17,063 for the three months ended September 30, 2019 and 2018, respectively, and $19,793 and $29,115 for the six months ended September 30, 2019 and 2018, respectively. This represents effective tax rates of 28.4% and 29.8% for the three months ended September 30, 2019 and 2018, respectively, and 20.7% and 29.4% and for the six months ended September 30, 2019 and 2018, respectively.

The decrease in the Company's tax rate during the six months ended September 30, 2019 relative to the same period in 2018 was primarily a result of the vesting of stock that occurred in April and May 2019. The primary drivers of the Company’s effective tax rate being higher than the U.S. federal statutory rate of 21% for the three months ended September 30, 2019 were the provision for state taxes, the GILTI inclusion, limits on the deductibility of executive compensation under IRC Section 162(m) and limits on the deductibility of certain meal and entertainment expense items.
Note 13 — Earnings Per Share
The calculations of basic and diluted earnings per share attributable to holders of shares of common stock are presented below.

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to holders of shares of common stock—basic	$33,110	$40,119	$75,885	$69,803
Net income attributable to holders of shares of common stock—diluted	$33,110	$40,119	$75,885	$69,803
Denominator:
Weighted average shares of common stock outstanding—basic	62,477,085	62,258,919	62,292,798	62,620,017
Weighted average number of incremental shares issuable from unvested restricted stock and restricted stock units, as calculated using the treasury stock method	3,609,125	3,787,002	3,558,716	3,479,753
Weighted average shares of common stock outstanding—diluted	66,086,210	66,045,921	65,851,514	66,099,770

Basic earnings per share	$0.53	$0.64	$1.22	$1.11
Diluted earnings per share	$0.50	$0.61	$1.15	$1.06

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

Note 14 — Employee Benefit Plans
Defined Contribution Plans

The Company sponsors a 401(k) defined contribution savings plan for its domestic employees and defined contribution retirement plans for its international employees. The Company contributed approximately $930 and $541 during the three months ended September 30, 2019 and 2018, respectively, and $1,709 and $1,309 during the six months ended September 30, 2019 and 2018, respectively, to these defined contribution plans.
Share-Based Incentive Plans

Following the IPO, additional awards of restricted shares have been and will be made under the Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan (the "2016 Incentive Plan"), which became effective in August 2015 and was amended in October 2017. Under the 2016 Incentive Plan, it is anticipated that the Company will continue to grant cash and equity-based incentive awards to eligible service providers in order to attract, motivate and retain the talent necessary to operate the Company's business. Equity-based incentive awards issued under the 2016 Incentive Plan generally vest over a four-year period. An aggregate of 37,847 restricted shares of Class A common stock were granted under the 2016 Incentive Plan to (i) two independent directors in August 2015 at $21 per share, (ii) two independent directors in the first quarter of fiscal 2017 at $25.21 per share, (iii) one independent director in the first quarter of fiscal 2017 at $23.93 per share, (iv) three independent directors in the first quarters of fiscal 2018 and 2019 at $33.54 and $44.50 per share, respectively, (v) one independent director in the third quarter of fiscal 2019 at $42.41 per share, and (vi) four independent directors in the first quarter of fiscal 2020 at $47.22 per share.
No excess tax benefit was recognized during the three months ended September 30, 2019 or 2018 and an excess tax benefit of $7,605 was recognized during the six months ended September 30, 2019 as a component of the provision for income taxes and an operating activity on the Consolidated Statements of Cash Flows, with no such benefit for the six months ended September 30, 2018. The excess tax benefit recognized in the first quarter of fiscal 2020 was related to shares vested in April and May 2019. For the comparable fiscal 2019 period, vesting of shares scheduled to vest in April and May 2018 was accelerated on October 21, 2017 and the corresponding excess tax benefit was recognized in the fiscal year ended March 31, 2018. The Company recorded cash outflows of $(31,354) and $(1,947) related to the settlement of share-based awards in satisfaction of withholding tax requirements in financing activities on the Consolidated Statements of Cash Flows for the six months ended September 30, 2019 and 2018, respectively.
The share awards are classified as equity awards at the time of grant unless the number of shares granted is unknown. Awards that are settleable in shares based upon a future determinable stock price are classified as liabilities until the price is established and the resulting number of shares is known, at which time they are re-classified from liabilities to equity awards. Activity in equity classified share awards which relate to the Company's 2006 Incentive Award Plan (the "2006 Incentive Plan") and the 2016 Incentive Plan during the six months ended September 30, 2019 and 2018 is as follows:

Unvested Share Awards	Shares	Weighted Average Grant Date Fair Value
Balance, April 1, 2019	3,763,984	$32.29
Granted	1,359,801	47.20
Vested	(1,493,217)	29.20
Forfeited/Repurchased	(59,770)	36.48
Balance, September 30, 2019	3,570,798	$39.15

Balance, April 1, 2018	2,854,893	$26.39
Granted	1,059,616	49.35
Vested	(74,504)	49.43
Forfeited/Repurchased	(49,118)	32.25
Balance, September 30, 2018	3,790,887	$32.29

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

Activity in liability classified share awards during the six months ended September 30, 2019 and 2018 is as follows:

Awards Settleable in Shares	Fair Value
Balance, April 1, 2019	$21,676
Offer to grant	6,090
Share price determined-converted to cash payments	(52)
Share price determined-transferred to equity grants	(6,457)
Forfeited	—
Balance, September 30, 2019	$21,257

Balance at April 1, 2018	$15,493
Offer to grant	11,225
Share price determined-converted to cash payments	(300)
Share price determined-transferred to equity grants	(4,496)
Forfeited	(476)
Balance at September 30, 2018	$21,446

Compensation expenses for the Company associated with both equity and liability classified awards totaled $18,347 and $14,621 for the three months ended September 30, 2019 and 2018, respectively, and $31,109 and $30,759 for the six months ended September 30, 2019 and 2018, respectively.

As of September 30, 2019, there was $10,615 of total unrecognized compensation cost related to unvested share awards granted under both the 2006 Incentive Plan and 2016 Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.44 years.

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

On August 1, 2019, pursuant to a registered underwritten public offering, ORIX USA sold its remaining ownership of 3,377,935 shares of our Class A common stock to the public for net proceeds of approximately $154.1 million before expenses.

Class A common stock

During the six months ended September 30, 2019, 7,027 shares were issued to non-employee directors, and 3,891,876 shares were converted from Class B to Class A. During the six months ended September 30, 2018, 4,212 shares were issued to non-employee directors, and 2,001,689 shares were converted from Class B to Class A. As of September 30, 2019, there were 41,503,341 Class A shares held by the public and 61,967 Class A shares held by non-employee directors.

Class B common stock

Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. As of September 30, 2019, there were 24,079,076 Class B shares held by the HL Voting Trust.

Dividends

Previously declared dividends related to unvested shares of $6,670 and $6,028 were unpaid as of September 30, 2019 and 2018, respectively.

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

During the three months ended September 30, 2019 and 2018, the Company repurchased 862 and 0 shares, respectively, of Class B common stock, to satisfy $39 and $0 of required withholding taxes in connection with the vesting of restricted awards, respectively. During the three months ended September 30, 2019 and 2018, the Company repurchased an additional 479,233 and 413,141 shares of its outstanding common stock, respectively, at a weighted average price of $43.79 and $48.38 per share, excluding commissions, for an aggregate purchase price of $20,987 and $19,988, respectively.

During the six months ended September 30, 2019 and 2018, the Company repurchased 609,593 and 80 shares, respectively, of Class B common stock, to satisfy $29,284 and $4 of required withholding taxes in connection with the vesting of restricted awards, respectively. During the six months ended September 30, 2019 and 2018, the Company repurchased an additional 534,397 and 1,110,141 shares of its outstanding common stock, respectively, at a weighted average price of $43.95 and $48.84 per share, excluding commissions, for an aggregate purchase price of $23,487 and $54,217, respectively.
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
Lessee Arrangements

Operating Leases

We lease real estate and equipment used in operations from third parties. As of September 30, 2019, the remaining term of our operating leases ranged from 1 to 17 years with various automatic extensions.
The following table outlines the maturity of our existing operating lease liabilities on a fiscal year-end basis as of September 30, 2019.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

Operating Leases
Remaining 2020	$13,918
2021	27,356
2022	23,168
2023	19,190
2024	14,395
Thereafter	85,407
Total	183,434
Less: present value discount	(31,765)
Operating lease liabilities	$151,669

Lease costs

	Three Months Ended September 30,	Six Months Ended September 30,
Operating lease expense	$8,934	$15,263
Variable lease expense (1)	6,026	9,676
Short-term lease expense	10	81
Less: Sublease income	(48)	(97)
Total lease costs	$14,922	$24,923

(1)	Primarily consists of payments for property taxes, common area maintenance and usage based operating costs.
Weighted-average details

September 30, 2019
Weighted-average remaining lease term (years)	9
Weighted-average discount rate	4.1%

Supplemental cash flow information related to leases:

Six Months Ended September 30,
Operating cash flows:
Cash paid for amounts included in the measurement of Operating lease liabilities	$11,588

Non-cash activity:
Change in operating right-of-use assets due to remeasurement	$5,883

Note 17 — Commitments and Contingencies
The Company has been named in various legal actions arising in the normal course of business. In the opinion of the Company, in consultation with legal counsel, the final resolutions of these matters are not expected to have a material adverse effect on the Company’s financial condition, operations and cash flows.
The Company also provides routine indemnifications relating to certain real estate (office) lease agreements under which it may be required to indemnify property owners for claims and other liabilities arising from the Company’s use of the applicable premises. In addition, the Company guarantees the performance of its subsidiaries under certain office lease agreements. The terms of these obligations vary, and because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the maximum amount that it could be obligated to pay under such contracts. Based on historical experience and evaluation of specific indemnities, management believes that judgments, if any, against the Company related to such matters are not likely to have a material effect on the consolidated financial statements. Accordingly, the Company has not recorded any liability for these obligations as of September 30, 2019 or March 31, 2019.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Revenues by segment
Corporate Finance	$155,981	$146,057	$289,570	$278,928
Financial Restructuring	77,276	92,684	156,630	143,160
Financial Advisory Services	39,553	36,251	76,959	72,906
Revenues	$272,810	$274,992	$523,159	$494,994

Segment profit (1)
Corporate Finance	$42,688	$43,803	$80,116	$83,899
Financial Restructuring	23,588	29,449	47,565	41,803
Financial Advisory Services	8,940	6,671	17,221	14,086
Total segment profit	75,216	79,923	144,902	139,788
Corporate expenses (2)	30,063	23,748	51,972	43,483
Other (income)/expense, net	(1,101)	(1,007)	(2,748)	(2,613)
Income before provision for income taxes	$46,254	$57,182	$95,678	$98,918

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

	September 30, 2019	March 31, 2019
Assets by segment
Corporate Finance	$387,583	$397,069
Financial Restructuring	186,983	184,364
Financial Advisory Services	124,310	127,021
Total segment assets	698,876	708,454
Corporate assets	749,024	717,458
Total assets	$1,447,900	$1,425,912

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Revenues by geography
United States	$237,932	$231,044	$446,437	$414,286
International	34,878	43,948	76,722	80,708
Total revenues	$272,810	$274,992	$523,159	$494,994

	September 30, 2019	March 31, 2019
Assets by geography
United States	$978,642	$1,021,975
International	469,258	403,937
Total assets	$1,447,900	$1,425,912

Note 19 — Subsequent Events
On October 17, 2019, the Company's board of directors declared a quarterly cash dividend of $0.31 per share of Class A and Class B common stock, payable on December 16, 2019 to shareholders of record on December 5, 2019.

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
Other (Income)/Expense, net
Other (income)/expense, net includes (i) interest income earned on non-marketable and investment securities, Cash and cash equivalents, loans receivable from affiliates, employee loans, and commercial paper, (ii) interest expense and fees on our 2015 Line of Credit or 2019 Line of Credit (each defined herein), (iii) interest expense on the loan payable to affiliate, Loans payable to former shareholders, and the Loan payable to non-affiliates, (iv) equity income and/or gains or losses from funds and partnership interests where we have more than a minor ownership interest or more than minor influence over operations but do not have a controlling interest and are not the primary beneficiary, and (v) gains associated with the reduction of earnout liabilities.
Results of Consolidated Operations
The following is a discussion of our results of operations for the three months ended September 30, 2019 and 2018. For a more detailed discussion of the factors that affected the revenues and the operating expenses of our CF, FR and FAS business segments in these periods, see Part I, Item 2 of this Form 10-Q under the heading “Business Segments” below.

	Three Months Ended September 30,			Six Months Ended September 30,
($ in thousands)	2019	2018	Change	2019	2018	Change
Revenues	$272,810	$274,992	(1)%	$523,159	$494,994	6%
Operating expenses:
Employee compensation and benefits	174,638	175,321	—%	337,949	314,501	7%
Non-compensation	53,019	43,496	22%	92,280	84,188	10%
Total operating expenses	227,657	218,817	4%	430,229	398,689	8%
Operating income	45,153	56,175	(20)%	92,930	96,305	(4)%
Other (income)/expense, net	(1,101)	(1,007)	9%	(2,748)	(2,613)	5%
Income before provision for income taxes	46,254	57,182	(19)%	95,678	98,918	(3)%
Provision for income taxes	13,144	17,063	(23)%	19,793	29,115	(32)%
Net income attributable to Houlihan Lokey, Inc.	$33,110	$40,119	(17)%	$75,885	$69,803	9%

Three Months Ended September 30, 2019 versus September 30, 2018
Revenues were $272.8 million for the three months ended September 30, 2019, compared with $275.0 million for the three months ended September 30, 2018, representing a decrease of (1)%. For the quarter, CF revenues increased 7%, FR revenues decreased (17)%, and FAS revenues increased 9% when compared with the second quarter ended September 30, 2018.

Operating expenses were $227.7 million for the three months ended September 30, 2019, compared with $218.8 million for the three months ended September 30, 2018, an increase of 4%. Employee compensation and benefits expense, as a component of operating expenses, remained relatively flat at $174.6 million for the three months ended September 30, 2019, compared with $175.3 million for the three months ended September 30, 2018. The Compensation Ratio was 64.0% for the three months ended September 30, 2019, compared with 63.8% for the three months ended September 30, 2018. Non-compensation expense, as a component of operating expenses, was $53.0 million for the three months ended September 30, 2019, compared with $43.5 million for the three months ended September 30, 2018, an increase of 22%. The increase in non-compensation expense was primarily attributable to an increase in Rent expense and Other operating expense as a result of the consolidation of offices into a new location in London.

Other (income)/expense, net increased 9% to $(1.1) million for the three months ended September 30, 2019, compared with $(1.0) million for the three months ended September 30, 2018, primarily due to slightly higher interest (income) generated by our Investment securities and interest (income) on our Cash and cash equivalents.

The provision for income taxes for the three months ended September 30, 2019 was $13.1 million, which reflected an effective tax rate of 28.4%. The provision for income taxes for the three months ended September 30, 2018 was $17.1 million, which reflected an effective tax rate of 29.8%. The decrease in the Company's tax rate during the three-month period ended September 30, 2019 relative to the same period in 2018 was primarily a result of re-measurement of deferred taxes in 2018 for changes in statutory tax rates in various jurisdictions.
Six Months Ended September 30, 2019 versus September 30, 2018
Revenues were $523.2 million for the six months ended September 30, 2019, compared with $495.0 million for the six months ended September 30, 2018, representing an increase of 6%. For the six months ended September 30, 2019, CF revenues increased 4%, FR revenues increased 9%, and FAS revenues increased 6% when compared with the six months ended September 30, 2018.

Operating expenses were $430.2 million for the six months ended September 30, 2019, compared with $398.7 million for the six months ended September 30, 2018 an increase of 8%. Employee compensation and benefits expense, as a component of operating expenses, was $337.9 million for the six months ended September 30, 2019, compared with $314.5 million for the six months ended September 30, 2018, an increase of 7%. The increase in employee compensation and benefits expense was primarily a result of higher fee revenues for the six-month period when compared with the same period last year. The Compensation Ratio was 64.6% for the six months ended September 30, 2019, compared with 63.5% for the six months ended September 30, 2018. Non-compensation expense, as a component of operating expenses, was $92.3 million for the six months ended September 30, 2019, compared with $84.2 million for the six months ended September 30, 2018, an increase of 10%. The increase in non-compensation expense was primarily attributable to an increase in Rent expense and Information technology and communications expense, offset by a reduction in Professional fees expense.

Other (income)/expense, net increased to $(2.7) million for the six months ended September 30, 2019, compared with $(2.6) million for the six months ended September 30, 2018, primarily due to slightly higher interest (income) generated by our Investment securities and interest (income) on our Cash and cash equivalents.

The provision for income taxes for the six months ended September 30, 2019 was $19.8 million, which reflected an effective tax rate of 20.7%. The provision for income taxes for the six months ended September 30, 2018 was $29.1 million, which reflected an effective tax rate of 29.4%. The decrease in the Company's tax rate during the six months ended September 30, 2019 relative to the same period in 2018 was primarily a result of the vesting of stock that occurred in April and May 2019.

Business Segments
The following table presents revenues, expenses and contributions from our continuing operations by business segment. The revenues by segment represent each segment’s revenues, and the profit by segment represents profit for each segment before corporate expenses, other (income)/expense, net, and income taxes.

	Three Months Ended September 30,			Six Months Ended September 30,
($ in thousands)	2019	2018	Change	2019	2018	Change
Revenues by Segment
Corporate Finance	$155,981	$146,057	7%	$289,570	$278,928	4%
Financial Restructuring	77,276	92,684	(17)%	156,630	143,160	9%
Financial Advisory Services	39,553	36,251	9%	76,959	72,906	6%
Revenues	$272,810	$274,992	(1)%	$523,159	$494,994	6%

Segment Profit (1)
Corporate Finance	$42,688	$43,803	(3)%	$80,116	$83,899	(5)%
Financial Restructuring	23,588	29,449	(20)%	47,565	41,803	14%
Financial Advisory Services	8,940	6,671	34%	17,221	14,086	22%
Total Segment Profit	75,216	79,923	(6)%	144,902	139,788	4%
Corporate Expenses (2)	30,063	23,748	27%	51,972	43,483	20%
Other (income)/expense, net	(1,101)	(1,007)	9%	(2,748)	(2,613)	5%
Income Before Provision for Income Taxes	$46,254	$57,182	(19)%	$95,678	$98,918	(3)%

Segment Metrics
Number of Managing Directors
Corporate Finance	119	106	12%	119	106	12%
Financial Restructuring	45	45	—%	45	45	—%
Financial Advisory Services	32	35	(9)%	32	35	(9)%
Number of Closed Transactions/Fee Events (3)
Corporate Finance	69	62	11%	130	131	(1)%
Financial Restructuring	17	20	(15)%	42	33	27%
Financial Advisory Services	523	469	12%	821	771	6%

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
Corporate Finance
Three Months Ended September 30, 2019 versus September 30, 2018

Revenues for CF were $156.0 million for the three months ended September 30, 2019, compared with $146.1 million for the three months ended September 30, 2018, representing an increase of 7%. Revenues increased primarily due to an increase in the number of closed transactions when compared to the same quarter last year.

Segment profit for CF was $42.7 million for the three months ended September 30, 2019, compared with $43.8 million for the three months ended September 30, 2018. Profitability decreased primarily as a result of higher compensation expenses and non-compensation expenses as a percentage of revenues when compared to the same quarter last year.
Six Months Ended September 30, 2019 versus September 30, 2018
Revenues for CF were $289.6 million for the six months ended September 30, 2019, compared with $278.9 million for the six months ended September 30, 2018, representing an increase of 4%. Revenues increased primarily due to an increase in the average transaction fee for closed transactions when compared to the same period last year.

Segment profit for CF was $80.1 million for the six months ended September 30, 2019, compared with $83.9 million for the six months ended September 30, 2018. Profitability decreased primarily as a result of higher compensation expenses and non-compensation expenses as a percentage of Revenues when compared to the same period last year.
Financial Restructuring
Three Months Ended September 30, 2019 versus September 30, 2018

Revenues for FR were $77.3 million for the three months ended September 30, 2019, compared with $92.7 million for the three months ended September 30, 2018, representing a decrease of 9%. Revenues decreased primarily as a result of a decrease in the number of closed transactions and a reduction in the average transaction fee when compared to the same quarter last year.

Segment profit for FR was $23.6 million for the three months ended September 30, 2019, compared with $29.4 million for the three months ended September 30, 2018, a decrease of (20)%. Profitability decreased primarily as a result of lower Revenues and higher non-compensation expenses as a percentage of Revenues.
Six Months Ended September 30, 2019 versus September 30, 2018
Revenues for FR were $156.6 million for the six months ended September 30, 2019, compared with $143.2 million for the six months ended September 30, 2018, representing an increase of 9%. The increase in Revenues was primarily as a result of an increase in the number of closed transactions, partially offset by a reduction in the average transaction fee when compared to the same period last year.

Segment profit for FR was $47.6 million for the six months ended September 30, 2019, compared with $41.8 million for the six months ended September 30, 2018, an increase of 14%. Profitability increased primarily as a result of higher Revenues and slightly lower Employee compensation and benefits expenses and non-compensation expenses as a percentage of Revenues when compared to the same period last year.
Financial Advisory Services
Three Months Ended September 30, 2019 versus September 30, 2018

Revenues for FAS were $39.6 million for the three months ended September 30, 2019, compared with $36.3 million for the three months ended September 30, 2018, representing an increase of 9%. Revenues increased primarily as a result of an increase in the number Fee Events when compared to the same quarter last year.

Segment profit for FAS was $8.9 million for the three months ended September 30, 2019, compared with $6.7 million for the three months ended September 30, 2018, an increase of 34%. Profitability increased primarily as a result of higher Revenues and lower Employee compensation and benefits expenses as a percentage of Revenues.
Six Months Ended September 30, 2019 versus September 30, 2018
Revenues for FAS were $77.0 million for the six months ended September 30, 2019, compared with $72.9 million for the six months ended September 30, 2018, representing an increase of 6%. The increase in Revenues was primarily the result of our continued success in providing fairness and valuation opinions to our financial sponsor and corporate clients, increased market share in valuation services provided to corporate clients, and expansion of our dispute resolution practice. FAS generated 821 fee events in the six months ended September 30, 2019, versus 771 fee events for the six months ended September 30, 2018.

Segment profit for FAS was $17.2 million for the six months ended September 30, 2019, compared with $14.1 million for the six months ended September 30, 2018, an increase of 22%. Profitability increased primarily as a result of higher Revenues and a decrease in non-compensation expenses as a percentage of Revenues when compared to the same period last year.

Corporate Expenses
Three Months Ended September 30, 2019 versus September 30, 2018

Corporate expenses were $30.1 million for the three months ended September 30, 2019, compared with $23.7 million for the three months ended September 30, 2018. This 27% increase was primarily driven by the consolidation of offices into a new location in London.
Six Months Ended September 30, 2019 versus September 30, 2018
Corporate expenses were $52.0 million for the three months ended September 30, 2019, compared with $43.5 million for the three months ended September 30, 2018. This 20% was primarily due to higher compensation expenses and non-compensation expenses as a percentage of revenues when compared to the same period last year.
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

Our cash and cash equivalents include cash held at banks. We maintain moderate levels of cash on hand in support of regulatory requirements for our registered broker-dealer. As of September 30, 2019, we had $127 million of cash in foreign subsidiaries. Our excess cash may be invested from time to time in short term investments, including treasury securities, commercial paper, certificates of deposit and investment grade corporate debt securities. Please refer to Note 6 for further detail.

During the quarter ended September 30, 2019, the Company repaid the principal balance of the Loan payable to non-affiliates assumed through the consolidation of Leonardo's Italy operations in June 2019. As of September 30, 2019 the remaining principal balance of the Loan payable to non-affiliate was $6.5 million, which included foreign currency translation adjustments and interest expense. See Note 1 and Note 10 for additional information.

As of September 30, 2019 and March 31, 2019, our unrestricted cash and cash equivalents including investment securities were as follows:

(In thousands)	September 30, 2019	March 31, 2019
Cash and cash equivalents	$220,248	$285,746
Investment securities	84,822	125,258
Total unrestricted cash and cash equivalents, including investment securities	305,070	411,004
Restricted cash (1)	372	369
Total cash, cash equivalents, and restricted cash, including investment securities	$305,442	$411,373

(1)	Represents a deposit in support of a letter of credit issued for our Frankfurt office.

Our liquidity is highly dependent upon cash receipts from clients which in turn are generally dependent upon the successful completion of transactions as well as the timing of receivables collections, which typically occur within 60 days of billing. As of September 30, 2019, Accounts receivable, net of doubtful accounts was $64.8 million. As of September 30, 2019, Unbilled work in process, net of doubtful accounts was $62.7 million.

Our previously active revolving line of credit pursuant to the loan agreement, dated as of August 18, 2015, by and among Houlihan Lokey, certain domestic subsidiaries of Houlihan Lokey party thereto and Bank of America, N.A., amended July 28, 2017 and August 15, 2019 (the "2015 Line of Credit"), which provided a revolving line of credit of $75.0 million, was refinanced and replaced with the 2019 Line of Credit (as defined below).

On August 23, 2019, the Company entered into a new syndicated revolving line of credit with the Bank of America, N.A. and certain other financial institutions party thereto, which allows for borrowings of up to $100.0 million (and, subject to certain conditions, provides the Company with an expansion option, which, if exercised in full, would provide for a total credit facility of $200 million) and matures on August 23, 2022 (the "2019 Line of Credit"). As of September 30, 2019, no principal was outstanding under the 2019 Line of Credit. The agreement governing this facility provides that borrowings bear interest at an annual rate of LIBOR plus 1.00%, commitment fees apply to unused amounts, and contains debt covenants which require that the Company maintain certain financial ratios. Borrowings under the 2019 Line of Credit require payments of interest at the annual rate of LIBOR plus 1.00%. The loan agreement requires compliance with certain loan covenants including but not limited to the maintenance of minimum consolidated earnings before interest, taxes, depreciation and amortization of no less than $150 million as of the end of any quarterly 12-month period and certain leverage ratios including a consolidated leverage ratio of less than 2.00 to 1.00. As of September 30, 2019, we were, and expect to continue to be, in compliance with such covenants.
Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of our incentive compensation during the first and third quarters of each fiscal year. A summary of our operating, investing, and financing cash flows is as follows:

	Six Months Ended September 30,
(In thousands)	2019	2018	Change
Cash provided by (used in)
Operating activities:
Net income	$75,885	$69,803	9%
Non-cash charges	38,751	33,236	17%
Other operating activities	(101,493)	(87,182)	16%
Total operating activities	13,143	15,857	(17)%
Investing activities	34,875	109,011	(68)%
Financing activities	(105,701)	(185,384)	(43)%
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(7,812)	(11,742)	(33)%
(Decrease) in cash, cash equivalents, and restricted cash	(65,495)	(72,258)	(9)%
Cash, cash equivalents, and restricted cash—beginning of period	286,115	300,223	(5)%
Cash, cash equivalents, and restricted cash—end of period	$220,620	$227,965	(3)%
Six Months Ended September 30, 2019
Operating activities resulted in a net inflow of $13.1 million primarily attributable to strong performance across the Company. Investing activities resulted in a net inflow of $34.9 million primarily attributable to sales or maturities of investment securities, partially offset by purchases of investment securities. Financing activities resulted in a net outflow of $105.7 million primarily related to dividends paid and share repurchases.
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
Recent Accounting Developments
In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02, Leases (Topic 842). We adopted the standard effective April 1, 2019, using the modified retrospective approach applied as of the beginning of the period of adoption. As of September 30, 2019, the Company's Operating right-of-use assets and Operating lease liabilities were $132 million and $152 million, respectively. The difference between the Operating right-of-use assets and Operating lease liabilities primarily relates to previously recorded deferred rent within Accounts payable and accrued expenses, which was effectively reclassified to the Operating right-of-use assets upon adoption.

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
Exchange Rate Risk
The exchange rate of the U.S. dollar relative to the currencies in the non-U.S. countries in which we operate may have an effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities and, therefore, be reflected as a change in other comprehensive income. Our non-U.S. assets and liabilities that are sensitive to exchange rates consist primarily of trade payables and receivables, work in progress, and cash. The net impact of the fluctuation of foreign currencies in other comprehensive income within the Consolidated Statements of Comprehensive Income was $(9,440) and $(3,695) during the three months ended September 30, 2019 and 2018, respectively, and $(13,411) and $(16,278) during the six months ended September 30, 2019 and 2018, respectively.
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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. In the quarter ended September 30, 2019, we entered into a foreign currency forward contract between the pound sterling and the U.S. dollar with an aggregate notional value of $4.8 million. In the quarter ended September 30, 2018, we entered into a foreign currency forward contract between the euro and pound sterling with an aggregate notional value of approximately EUR 10.4 million. The fair value of these contracts represented a loss included in Other operating expenses, net of $53 and $14 during the three months ended September 30, 2019 and 2018, respectively.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended September 30, 2019, the Company issued 1,185,978 shares of Class A common stock upon the conversion of a like number of shares of Class B common stock. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder. See Note 15 for additional information. The Company relied upon the exemption from registration provided by Section 3(a)(9) under the Securities Act of 1933, as amended.

Purchases of Equity Securities

The following table summarizes all of the repurchases of Houlihan Lokey, Inc. equity securities during the quarter ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2019 - July 31, 2019 (2)	862	$45.09	862
August 1, 2019 - August 31, 2019	226,927	43.08	226,927
September 1, 2019 - September 30, 2019	252,306	44.44	252,306
Total	480,095	$43.79	480,095	$41,562,923

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
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Houlihan Lokey, Inc., dated August 18, 2015.	8-K	333-205610	3.1	8/21/15
3.2	Amended and Restated Bylaws of the Company, dated August 18, 2015.	8-K	333-205610	3.2	8/21/15
10.1	Letter Amendment, dated August 15, 2019, by and between Houlihan Lokey, Inc., Houlihan Lokey Financial Advisors, Inc. and Bank of America, N.A.	8-K	001-37537	10.1	8/16/19
10.2	Credit Agreement, dated as of August 23, 2019, by and among Houlihan Lokey, Inc., certain domestic subsidiaries of the borrower party thereto as guarantors, Bank of America, N.A., as the administrative agent and the L/C issuer, the lenders party thereto.	8-K	001-37537	10.1	8/26/19
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.					*
32.1	Section 1350 Certification of Chief Executive Officer.					**
32.2	Section 1350 Certification of Chief Financial Officer.					**
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104.1	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOULIHAN LOKEY, INC.

Date:	November 1, 2019	/s/ SCOTT L. BEISER
Scott L. Beiser
Chief Executive Officer
(Principal Executive Officer)

Date:	November 1, 2019	/s/ J. LINDSEY ALLEY
J. Lindsey Alley
Chief Financial Officer
(Principal Financial and Accounting Officer)