Form 10-Q
period 2019-12-31
HOULIHAN LOKEY, INC.
filed 2020-02-06
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 3, 2020, the registrant had 43,887,709 shares of Class A common stock, $0.001 par value per share, and 21,678,098 shares of Class B common stock, $0.001 par value per share, outstanding.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share data and par value)	December 31, 2019	March 31, 2019
Assets
Cash and cash equivalents	$276,735	$285,746
Restricted cash	373	369
Investment securities	91,195	125,258
Accounts receivable, net of allowance for doubtful accounts of $4,854 and $4,255, respectively	62,412	70,830
Unbilled work in process, net of allowance for doubtful accounts of $716 and $1,341, respectively	67,957	71,891
Receivable from affiliates	—	8,631
Deferred income taxes	7,610	2,854
Property and equipment, net	41,556	31,034
Operating lease right-of-use asset	129,403	—
Goodwill and other intangibles, net	822,732	794,604
Other assets	38,657	34,695
Total assets	$1,538,630	$1,425,912

Liabilities and Stockholders' Equity
Liabilities:
Accrued salaries and bonuses	$322,156	$404,717
Accounts payable and accrued expenses	45,391	55,048
Deferred income	27,896	27,812
Income taxes payable	3,758	7,759
Deferred income taxes	1,686	8,058
Loans payable to former shareholders	1,602	2,047
Loan payable to non-affiliate	3,342	6,610
Operating lease liabilities	150,157	—
Other liabilities	35,949	22,532
Total liabilities	591,937	534,583

Commitments and contingencies (Note 17)

Stockholders' equity:
Class A common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 43,569,993 and 38,200,802 shares, respectively	44	38
Class B common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 21,998,937 and 27,197,734 shares, respectively	22	27
Additional paid-in capital	636,123	645,090
Retained earnings	339,821	276,468
Accumulated other comprehensive (loss)	(29,317)	(30,294)
Total stockholders' equity	946,693	891,329
Total liabilities and stockholders' equity	$1,538,630	$1,425,912

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except share and per share data)	2019	2018	2019	2018
Revenues	$333,515	$298,013	$856,674	$793,007
Operating expenses:
Employee compensation and benefits	213,107	187,180	551,056	501,682
Travel, meals, and entertainment	12,943	12,991	32,760	32,689
Rent	9,531	9,987	34,454	28,612
Depreciation and amortization	4,336	3,635	12,280	10,809
Information technology and communications	7,225	5,775	19,477	16,073
Professional fees	6,204	6,087	16,494	18,148
Other operating expenses	12,153	10,115	29,207	26,448
Total operating expenses	265,499	235,770	695,728	634,461
Operating income	68,016	62,243	160,946	158,546
Other (income)/expense, net	(1,039)	(688)	(3,787)	(3,301)
Income before provision for income taxes	69,055	62,931	164,733	161,847
Provision for income taxes	20,161	18,974	39,954	48,089
Net income	$48,894	$43,957	$124,779	$113,758
Other comprehensive income, net of tax:
Foreign currency translation adjustments	14,388	(2,760)	977	(19,038)
Comprehensive income	$63,282	$41,197	$125,756	$94,720

Attributable to Houlihan Lokey, Inc. common stockholders:
Weighted average shares of common stock outstanding:
Basic	62,014,564	61,972,027	62,199,716	62,399,221
Fully diluted	65,608,026	65,758,679	65,770,056	65,985,660
Earnings per share (Note 13)
Basic	$0.79	$0.71	$2.01	$1.82
Fully diluted	$0.75	$0.67	$1.90	$1.72

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands, except share data)	Class A common stock		Class B common stock		Treasury Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity
	Shares	$	Shares	$	Shares	$	$	$	$	$
Balances – September 30, 2019	41,817,614	$42	24,079,076	$24	(252,306)	$(11,219)	$635,362	$311,360	$(43,705)	$891,864
Shares issued	—	—	42,972	—	—	—	1,209	—	—	1,209
Stock compensation vesting (Note 14)	—	—	—	—	—	—	14,843	—	—	14,843
Class B shares sold	2,108,176	2	(2,108,176)	(2)	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(20,433)	—	(20,433)
Conversion of Class B to Class A shares	(7,653)	—	7,653	—	—	—	—	—	—	—
Shares issued to non-employee directors (Note 14)	2,118	—	—	—	—	—	369	—	—	369
Other shares repurchased/retired/forfeited	(350,262)	—	(22,588)	—	252,306	11,219	(15,660)	—	—	(4,441)
Net income	—	—	—	—	—	—	—	48,894	—	48,894
Change in unrealized translation	—	—	—	—	—	—	—	—	14,388	14,388
Total comprehensive income	—	—	—	—	—	—	—	48,894	14,388	63,282
Balances – December 31, 2019	43,569,993	$44	21,998,937	$22	—	$—	$636,123	$339,821	$(29,317)	$946,693

(In thousands, except share data)	Class A common stock		Class B common stock		Treasury Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity
	Shares	$	Shares	$	Shares	$	$	$	$	$
Balances – September 30, 2018	34,696,005	$35	31,063,445	$31	—	$—	$636,150	$222,324	$(30,234)	$828,306
Cumulative effect of the change in accounting principle related to revenue recognition from contracts with clients, net of tax	—	—	—	—	—	—	—	(1)	—	(1)
Shares issued	—	—	40,253	—	—	—	2,655	—	—	2,655
Stock compensation vesting (Note 14)	—	—	—	—	—	—	11,161	—	—	11,161
Class B shares sold	164,373	—	(164,373)	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(17,690)	—	(17,690)
Conversion of Class B to Class A shares	18,785	—	(18,785)	—	—	—	—	—	—	—
Shares issued to non-employee directors (Note 14)	2,358	—	—	—	—	—	—	—	—	—
Other shares repurchased/forfeited	(370,728)	—	(8,732)	—	—	—	(14,961)	—	—	(14,961)
Net income	—	—	—	—	—	—	—	43,957	—	43,957
Change in unrealized translation	—	—	—	—	—	—	—	—	(2,760)	(2,760)
Total comprehensive income								43,957	(2,760)	41,197
Balances – December 31, 2018	34,510,793	$35	30,911,808	$31	—	$—	$635,005	$248,590	$(32,994)	$850,667

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands, except share data)	Class A common stock		Class B common stock		Treasury Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity
	Shares	$	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2019	38,200,802	$38	27,197,734	$27	—	$—	$645,090	$276,468	$(30,294)	$891,329
Shares issued	—	—	1,537,143	2	—	—	7,662	—	—	7,664
Stock compensation vesting (Note 14)	—	—	—	—	—	—	42,299	—	—	42,299
Class B shares sold	3,694,497	4	(3,694,497)	(4)	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(61,426)	—	(61,426)
Conversion of Class B to Class A shares	2,297,902	2	(2,297,902)	(2)	—	—	—	—	—	—
Shares issued to non-employee directors (Note 14)	9,145	—	—	—	—	—	369	—	—	369
Other shares repurchased/retired/forfeited	(632,353)	—	(743,541)	(1)	—	—	(59,297)	—	—	(59,298)
Net income	—	—	—	—	—	—	—	124,779	—	124,779
Change in unrealized translation	—	—	—	—	—	—	—	—	977	977
Total comprehensive income	—	—	—	—	—	—	—	124,779	977	125,756
Balances – December 31, 2019	43,569,993	$44	21,998,937	$22	—	$—	$636,123	$339,821	$(29,317)	$946,693

(In thousands, except share data)	Class A common stock		Class B common stock		Treasury Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity
	Shares	$	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2018	30,604,405	$31	37,187,932	$37	(2,000,000)	$(93,500)	$753,077	$207,124	$(13,956)	$852,813
Cumulative effect of the change in accounting principle related to revenue recognition from contracts with clients, net of tax	—	—	—	—	—	—	—	(19,681)	—	(19,681)
Shares issued	—	—	1,198,254	1	—	—	9,646	—	—	9,647
Stock compensation vesting (Note 14)	—	—	—	—	—	—	36,732	—	—	36,732
Class B shares sold	360,213	—	(360,213)	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(52,611)	—	(52,611)
Secondary offering	3,000,000	3	(3,000,000)	(3)	—	—	—	—	—	—
Retired shares upon settlement of forward purchase agreement	—	—	(2,000,000)	(2)	2,000,000	93,500	(93,498)	—	—	—
Conversion of Class B to Class A shares	2,020,474	2	(2,020,474)	(2)	—	—	—	—	—	—
Shares issued to non-employee directors (Note 14)	6,570	—	—	—	—	—	187	—	—	187
Other shares repurchased/forfeited	(1,480,869)	(1)	(93,691)	—	—	—	(71,139)	—	—	(71,140)
Net income	—	—	—	—	—	—	—	113,758	—	113,758
Change in unrealized translation	—	—	—	—	—	—	—	—	(19,038)	(19,038)
Total comprehensive income	—	—	—	—	—	—	—	113,758	(19,038)	94,720
Balances – December 31, 2018	34,510,793	$35	30,911,808	$31	—	$—	$635,005	$248,590	$(32,994)	$850,667

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended December 31,
(In thousands)	2019	2018
Cash flows from operating activities:
Net income	$124,779	$113,758
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(9,283)	(5,407)
Provision for bad debts, net of recoveries	72	983
Unrealized gains on investment securities	(182)	(16)
Non-cash lease expense	11,469	—
Depreciation and amortization	12,280	10,809
Contingent consideration valuation	—	(708)
Compensation expenses – restricted share grants (Note 14)	47,791	44,540
Changes in operating assets and liabilities:
Accounts receivable	9,815	27,824
Unbilled work in process	4,287	15,201
Other assets	(4,152)	(11,284)
Accrued salaries and bonuses	(85,018)	(93,206)
Accounts payable and accrued expenses and other	3,245	3,155
Deferred income	58	(6,910)
Income taxes payable	(4,403)	(6,676)
Net cash provided by operating activities	110,758	92,063
Cash flows from investing activities:
Purchases of investment securities	(248,176)	(48,946)
Sales or maturities of investment securities	282,422	217,321
Acquisition of business, net of cash acquired	(2,197)	(71,407)
Receivables from affiliates	(170)	1,705
Purchase of property and equipment, net	(16,971)	(4,536)
Net cash provided by investing activities	14,908	94,137
Cash flows from financing activities:
Dividends paid	(61,104)	(50,284)
Settlement of forward purchase contract	—	(93,500)
Other share repurchases	(27,828)	(69,196)
Payments to settle employee tax obligations on share-based awards	(31,469)	(1,947)
Earnouts paid	—	(1,923)
Loans payable to former shareholders redeemed	(446)	(694)
Repayments of loans to non-affiliates	(10,786)	(1,535)
Other financing activities	369	187
Net cash (used in) financing activities	(131,264)	(218,892)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(3,409)	(10,762)
(Decrease) in cash, cash equivalents, and restricted cash	(9,007)	(43,454)
Cash, cash equivalents, and restricted cash – beginning of period	286,115	300,223
Cash, cash equivalents, and restricted cash – end of period	$277,108	$256,769

Supplemental disclosures of non-cash activities:
Shares issued via vesting of liability classified awards	$6,453	$4,955
Fully amortized intangibles written off	—	8,272
Cash acquired through acquisitions	$15,755	$16,141
Cash paid during the period:
Interest	$657	$706
Taxes	53,977	64,893

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

Note 1 — Background
Houlihan Lokey, Inc. ("Houlihan Lokey" or "HL, Inc.," also referred to as the "Company," "we," "our," or "us") is a Delaware corporation that controls the following primary subsidiaries:

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

•
HL Finance, LLC ("HL Finance"), a syndicated leveraged finance platform established to arrange senior secured leveraged loans for financial sponsor-backed, privately-held, and public corporate entities. HL Finance acts as an arranger on syndicated loan transactions and has entered into an agreement with an unaffiliated third party investor that may provide commitments with respect to certain syndicated loans arranged by HL Finance.

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

On August 18, 2015, the Company successfully completed an initial public offering ("IPO") of its Class A common stock. Expenses related to the corporate reorganization and IPO recorded in the Consolidated Statements of Comprehensive Income include the following:

•
$3,684 and $3,629 of compensation expenses associated with the amortization of restricted stock granted in connection with the IPO during the three months ended December 31, 2019 and 2018, respectively, and $10,735 and $10,500 during the nine months ended December 31, 2019 and 2018, respectively; amortization expense of restricted stock granted in connection with the IPO is being recognized over a four and one-half year vesting period; and

•
$2,509 and $2,510 of compensation expenses associated with the accrual of certain deferred cash payments granted in connection with the IPO during the three months ended December 31, 2019 and 2018, respectively, and $7,534 and $7,916 during the nine months ended December 31, 2019 and 2018, respectively; accrual expense of deferred cash payments granted in connection with the IPO is being recognized over a four and one-half year vesting period.

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

In November 2019, the Company completed the acquisition of Fidentiis Capital, an independent advisory business providing independent corporate finance advisory services relating to mergers and acquisitions, capital raising, and financing.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

In December 2019, the Company completed the acquisition of Freeman & Co., an independent advisory business providing mergers and acquisitions advisory, capital raising, and other investment banking advisory services for the financial services sector.

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

•
Financial Restructuring ("FR") provides advice to debtors, creditors and other parties-in-interest in connection with recapitalization/deleveraging transactions implemented both through bankruptcy proceedings and through out-of-court exchanges, consent solicitations or other mechanisms, as well as in distressed mergers and acquisitions and capital markets activities. As part of these engagements, our FR business segment offers a wide range of advisory services to our clients, including: the structuring, negotiation, and confirmation of plans of reorganization; structuring and analysis of exchange offers; corporate viability assessment; dispute resolution and expert testimony; and procuring debtor-in-possession financing. Although atypical, FR transactions can fail to be completed for many reasons that are outside of our control. In these instances, our fees are generally limited to the Retainer Fees and/or Progress Fees.

•
Financial and Valuation Advisory ("FVA"), formerly known as Financial Advisory Services, primarily provides valuations of various assets, including: companies; illiquid debt and equity securities; and intellectual property (among other assets and liabilities). These valuations are used for financial reporting, tax reporting, and other purposes. In addition, our FVA business segment renders fairness opinions in connection with mergers and acquisitions and other transactions, and solvency opinions in connection with corporate spin-offs and dividend recapitalizations, and other types of financial opinions in connection with other transactions. Also, our FVA business segment provides dispute resolution services to clients where fees are usually based on the hourly rates of our financial professionals. Unlike our CF or FR segments, the fees generated in our FVA segment are generally not contingent on the successful completion of a transaction.

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP"), pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"), and include all information and footnotes required for consolidated financial statement presentation. The results of operations for the nine months ended December 31, 2019 are not necessarily indicative of the results of operations to be expected for the fiscal year ending March 31, 2020. The unaudited interim consolidated financial statements and notes to consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2019 (the "2019 Annual Report").
Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year. These reclassifications had no impact on net income, shareholders' equity or cash flows as previously reported.

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
Revenues

Revenues consist of fee revenues from advisory services and reimbursed costs incurred in fulfilling the contract. Revenues reflect fees generated from our CF, FR, and FVA business segments. See Note 3 for additional information.
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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of December 31, 2019, we had two foreign currency forward contracts outstanding, one between the pound sterling and the U.S. dollar with a notional value of $5.0 million and one between the pound sterling and the euro with a notional value of €1.0 million. The fair value of these contracts represented a net gain included in Other operating expenses of $30 during the three months ended December 31, 2019. We had no foreign currency forward contracts outstanding as of December 31, 2018.

Cash and Cash Equivalents, and Restricted Cash

Cash and cash equivalents include cash held at banks and highly liquid investments with original maturities of three months or less. As of December 31, 2019 and March 31, 2019, the Company had cash balances with banks in excess of insured limits. The Company believes it is not exposed to any significant credit risk with respect to Cash and cash equivalents.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

The following table provides a reconciliation of Cash and cash equivalents, and Restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	December 31, 2019	March 31, 2019
Cash and cash equivalents	$276,735	$285,746
Restricted cash (1)	373	369
Total cash, cash equivalents, and restricted cash	$277,108	$286,115

(1)	Restricted cash as of December 31, 2019 and March 31, 2019 consisted of a cash secured letter of credit issued for our Frankfurt office.

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

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses - Measurement of Credit Losses on Financial Instruments. The amended guidance involves several aspects of the accounting for credit losses related to certain financial assets that are not accounted for at fair value through net income and includes trade receivables and net investments in leases. The new guidance and subsequent updates, broadens the information that an entity must consider in developing its estimated credit losses expected to occur over the remaining life of assets measured either collectively or individually to include historical experience, current conditions and reasonable and supportable forecasts, replacing the existing incurred credit loss model and other models with the Current Expected Credit Losses (“CECL”) model.  The new guidance expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating credit losses and requires new disclosures of the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. This new guidance is first effective for our fiscal year beginning on April 1, 2020 and will be adopted under a modified retrospective approach. We are evaluating the impact the adoption of this new guidance will have on our financial position and results of operations, which will depend on, among other things, the current and expected macroeconomic conditions and the nature and characteristics of financial assets held by us on the date of adoption.

In 2019, ASU 2019-01, Leases - Topic 842: Codification Improvements became effective, but there was no quantitative or qualitative effect on our financial statements.
Note 3 — Revenue Recognition
The Company generates revenues from contractual advisory services and reimbursed costs incurred in fulfilling those contracts. Revenues for all three business segments (CF, FR, and FVA) are recognized upon satisfaction of the performance obligation, which may be satisfied over time or at a point in time. The amount and timing of the fees paid vary by the type of engagement.

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

Revenues from FVA engagements primarily consist of fees generated in connection with valuation and diligence services and rendering fairness, solvency and other financial opinions. Revenues are recognized at a point in time as these engagements include a singular objective that does not transfer any notable value to the Company’s clients until the opinions have been rendered and delivered to the client. However, certain engagements consist of advisory services where fees are usually based on the hourly rates of our financial professionals. Such revenues are recognized over time as the benefits of these advisory services are transferred to the Company’s clients throughout the course of the engagement, and, as a practical expedient, the Company has elected to use the ‘as-invoiced’ approach to recognize revenue.

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

The change in the Company’s contract assets and liabilities during the period primarily reflects the timing difference between the Company’s performance and the customer’s payment. The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	April 1, 2019	Increase/(Decrease)	December 31, 2019
Receivables (1)	$64,797	$(9,327)	$55,470
Unbilled work in process, net of allowance for doubtful accounts	71,891	(3,934)	67,957
Contract Assets (1)	6,033	909	6,942
Contract Liabilities (2)	27,812	84	27,896

(1)	Included within Accounts receivable, net of allowance for doubtful accounts in the December 31, 2019 Consolidated Balance Sheet.

(2)	Included within Deferred income in the December 31, 2019 Consolidated Balance Sheet.

During the three and nine months ended December 31, 2019, $3.4 million and $17.8 million of revenues, respectively, were recognized that were included in the Deferred income balance at the beginning of the period.

As a practical expedient, the Company does not disclose information about remaining performance obligations pertaining to (i) contracts that have an original expected duration of one year or less, and/or (ii) contracts where the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that is or forms part of a single performance obligation. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at December 31, 2019.
Note 4 — Related Party Transactions
The Company provides financial advisory services to ORIX USA and its affiliates and certain other related parties, and received fees for these services totaling approximately $0 and $197 during the three months ended December 31, 2019 and 2018, respectively, and $698 and $8,692 for the nine months ended December 31, 2019 and 2018, respectively.
The Company provided certain management and administrative services for the Company's unconsolidated entities and received fees for these services. As a result, the Company received net fees of $0 and $51 during the three months ended December 31, 2019 and 2018, respectively, and $126 and $275 during the nine months ended December 31, 2019 and 2018, respectively.
On March 12, 2018, pursuant to a registered underwritten public offering, we issued and sold 2,000,000 shares of our Class A common stock and certain of our former and current employees and members of our management sold 2,000,000 shares of our Class A common stock, in each case, at a price to the public of $0.04725 per share (the “March 2018 Follow-on Offering”). In connection with, and prior to, the March 2018 Follow-on Offering, on January 26, 2018, we entered into a Forward Share Purchase Agreement (the "January 2018 Forward Share Purchase Agreement"), with an indirect wholly owned subsidiary of ORIX USA pursuant to which we agreed to purchase from ORIX USA on April 5, 2018 the number of shares of our Class B common stock equal to the number of shares of our Class A common stock sold by us in the March 2018 Follow-on Offering for a purchase price per share equal to the public offering price in the March 2018 Follow-on Offering less underwriting discounts and commissions. On April 5, 2018, the Company settled the transaction provided for in the January 2018 Forward Share Purchase Agreement and acquired 2,000,000 shares of Class B common stock from ORIX USA using the net proceeds we received from the March 2018 Follow-on Offering and the shares were retired.  In accordance with the terms of the January 2018 Forward Share Purchase Agreement, the purchase price per share under the January 2018 Forward Share Purchase Agreement was reduced by the per share amount of the dividend paid to ORIX USA on the shares of our Class B common stock subject to the January 2018 Forward Share Purchase Agreement prior to the settlement of the transaction.

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

In the accompanying Consolidated Balance Sheets, the Company carried accounts receivable and unbilled work in progress from related parties totaling approximately $0 and $3 as of December 31, 2019 and March 31, 2019, respectively. The Company also deferred income from related parties for service fees totaling $0 and $34 as of December 31, 2019 and March 31, 2019, respectively.

Other assets in the accompanying Consolidated Balance Sheets includes loans receivable from certain employees of $15,693 and $15,228 as of December 31, 2019, and March 31, 2019, respectively.
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

The following table presents information about the Company's financial assets, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Corporate debt securities	$—	$36,973	$—	$36,973
U.S. treasury securities	—	54,222	—	54,222
Total asset measured at fair value	$—	$91,195	$—	$91,195

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Corporate debt securities	$—	$116,577	$—	$116,577
U.S. treasury securities	—	8,681	—	8,681
Total asset measured at fair value	$—	$125,258	$—	$125,258

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

The Company had no transfers between fair value levels during the nine months ended December 31, 2019.

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
Note 6 — Investment Securities
Investment securities consist of corporate debt and U.S. Treasury securities with original maturities over 90 days. The Company classifies its investment securities as trading and measures them at fair value in the Consolidated Balance Sheets. Unrealized holding gains and losses for trading securities are included in Other operating expenses in the accompanying Consolidated Statements of Comprehensive Income.

The amortized cost, gross unrealized gains (losses), and fair value of investment securities were as follows:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$36,624	$352	$(3)	$36,973
U.S. treasury securities	53,959	264	(1)	54,222
Total securities with unrealized gains	$90,583	$616	$(4)	$91,195

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$116,220	$372	$(15)	$116,577
U.S. treasury securities	8,608	73	—	8,681
Total securities with unrealized gains	$124,828	$445	$(15)	$125,258

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

Scheduled maturities of the debt securities held by the Company within the investment securities portfolio were as follows:

	December 31, 2019		March 31, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$63,760	$63,840	$96,109	$96,175
Due within years two through five	26,823	27,355	28,719	29,083
Total debt within the investment securities portfolio	$90,583	$91,195	$124,828	$125,258

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Beginning balance	$5,375	$11,501	$5,596	$11,391
Provision for bad debts	2,215	370	2,087	983
Recovery or write-off of uncollectible accounts	(2,020)	(5,232)	(2,113)	(5,735)
Ending balance	$5,570	$6,639	$5,570	$6,639

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
Property and equipment, net of accumulated depreciation consist of the following:

	December 31, 2019	March 31, 2019
Equipment	$8,838	$7,916
Furniture and fixtures	21,953	19,445
Leasehold improvements	42,577	34,370
Computers and software	17,552	11,499
Other	1,117	1,117
Total cost	92,037	74,347
Less: accumulated depreciation	(50,481)	(43,313)
Total net book value	$41,556	$31,034

Additions to property and equipment during the nine months ended December 31, 2019 were primarily related to leasehold improvement costs incurred and computer and software purchases.
Depreciation expense of approximately $2,423 and $2,084 was recognized during the three months ended December 31, 2019 and 2018, respectively, and $7,101 and $6,348 was recognized during the nine months ended December 31, 2019 and 2018, respectively.

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
Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. Goodwill is reviewed for impairment in accordance with Accounting Standards Update ("ASU") No. 2011-08, Testing Goodwill for Impairment, which permits management to make a qualitative assessment of whether it is more likely than not that one of its reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If management concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then management would not be required to perform the two-step impairment test for that reporting unit. If the assessment indicates that it is more likely than not that the reporting unit’s fair value is less than its carrying value, management must test further for impairment utilizing a two-step process. Step 1 compares the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds the estimated fair value, an impairment exists and is measured in Step 2 as the excess of the recorded amount of goodwill over the implied fair value of goodwill resulting from the valuation of the reporting unit. Impairment testing of goodwill requires a significant amount of judgment in assessing qualitative factors and estimating the fair value of the reporting unit, if necessary. The fair value is determined using an estimated market value approach, which considers estimates of future after tax cash flows, including a terminal value based on market earnings multiples, discounted at an appropriate market rate. As of December 31, 2019, management concluded that it was not more likely than not that the Company’s reporting units’ fair value was less than their carrying amount and no further impairment testing had been considered necessary.
Indefinite-lived intangible assets are reviewed annually for impairment in accordance with ASU 2012-02, Testing Indefinite-lived Intangible Assets for Impairment, which provides management the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. As of December 31, 2019, management concluded that it was not more likely than not that the fair values were less than the carrying values.
Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group (inclusive of other long-lived assets) be tested for possible impairment, management first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of December 31, 2019, no events or changes in circumstances were identified that indicated that the carrying amount of the finite-lived intangible assets were not recoverable.
The following table provides a reconciliation of Goodwill and other intangibles, net reported on the Consolidated Balance Sheets.

	Useful Lives	December 31, 2019	March 31, 2019
Goodwill (1)	Indefinite	$626,519	$594,812
Tradename-Houlihan Lokey (1)	Indefinite	192,210	192,210
Other intangible assets	Varies	18,217	18,614
Total cost		836,946	805,636
Less: accumulated amortization		(14,214)	(11,032)
Goodwill and other intangibles, net		$822,732	$794,604
Deferred tax liability (1)		(51,676)	(51,676)
Total net book value, after taxes		$771,056	$742,928

(1)
When HL CA was acquired by Fram in January 2006, approximately $392,600 of goodwill and $192,210 of indefinite-lived intangible assets were generated and recognized. In accordance with ASC Topic 805, Business Combinations, since HL CA was wholly owned by Fram, this goodwill and all other purchase accounting-related adjustments were pushed down to the Company’s reporting level. Through both foreign and domestic acquisitions made directly by HL CA and the Company since 2006, additional goodwill of approximately $233,919, inclusive of foreign currency translations, has been recognized.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

Amortization expense of approximately $1,913 and $1,551 was recognized for the three months ended December 31, 2019 and 2018, respectively, and $5,179 and $4,461 was recognized for the nine months ended December 31, 2019 and 2018, respectively.

The estimated future amortization for amortizable intangible assets for each of the next five years are as follows:

Year Ended March 31,
Remainder of 2020	$2,007
2021	1,419
2022	157
2023	7
2024	7

Note 10 — Loans Payable
In August 2015, the Company entered into a revolving line of credit with Bank of America, N.A. (the "2015 Line of Credit"), which allowed for borrowings of up to $75.0 million and originally matured in August 2017. On July 28, 2017, the Company extended the maturity date of the 2015 Line of Credit to August 18, 2019, and, on August 15, 2019, the parties further extended the maturity date of the 2015 Line of Credit to September 18, 2019 (or if such date is not a business day, the immediately preceding business day). On August 23, 2019, the Company refinanced the 2015 Line of Credit by entering into a new syndicated revolving line of credit with Bank of America, N.A. and certain other financial institutions party thereto (the "2019 Line of Credit"), which allows for borrowings of up to $100.0 million (and, subject to certain conditions, provides the Company with an expansion option, which, if exercised in full, would provide for a total credit facility of $200.0 million) and matures on August 23, 2022 (or if such date is not a business day, the immediately preceding business day). The agreement governing the 2019 Line of Credit provides that borrowings bear interest at an annual rate of LIBOR plus 1.00%, commitment fees apply to unused amounts, and contains debt covenants which require that the Company maintain certain financial ratios. As of December 31, 2019, no principal was outstanding under the 2019 Line of Credit.

Prior to the IPO, Fram maintained certain loans payable to former shareholders consisting of unsecured notes payable which were transferred to the Company in conjunction with the IPO. The average interest rate on the individual notes was 3.10% and 3.69% as of December 31, 2019 and 2018, respectively, and the maturity dates range from 2020 to 2027. The Company incurred interest expense on these notes of $15 and $24 during the three months ended December 31, 2019 and 2018, respectively, and $52 and $74 during the nine months ended December 31, 2019 and 2018, respectively.

In November 2015, the Company acquired the investment banking operations of Leonardo & Co. NV ("Leonardo") in Germany, the Netherlands, and Spain, and made a 49% investment in Leonardo's operations in Italy. Total consideration included an unsecured loan of EUR 14 million payable on November 16, 2040, the remaining balance of which is included in Loan payable to non-affiliates on our Consolidated Balance Sheets. The loan bears interest at an annual rate of 1.50%. In each of January 2017, December 2017, December 2018, and December 2019, we paid a portion of this loan in the amount of EUR 2.9 million. The company incurred interest expense on this loan of $17 and $32 during the three months ended December 31, 2019 and 2018, respectively, and $64 and $106 for the nine months ended December 31, 2019 and 2018, respectively.
As described in Note 1, the Company acquired the remaining 51% of Lara, which is the holding company for Leonardo's operations in Italy, in June 2019. During the quarter ended September 30, 2019, the Company completed the redemption of the loans that were assumed upon the acquisition of the remaining 51% of Lara and that had been included in the Loan payable to non-affiliates on our Consolidated Balance Sheets.
An acquisition made in January 2017 included non-contingent consideration with a carrying value of $1,983 and $1,983 as of December 31, 2019 and March 31, 2019, respectively, which is included in Other liabilities in the accompanying Consolidated Balance Sheets.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

In April 2018, the Company acquired Quayle Munro Limited. Total consideration included non-interest bearing unsecured convertible loans totaling GBP 10.5 million payable on May 31, 2022, which is included in Other liabilities in the accompanying Consolidated Balance Sheets. Under certain circumstances, the notes may be exchanged for Company stock over a three year period in equal annual installments starting on May 31, 2020. The Company incurred imputed interest expense on these notes of $99 and $98 for the three months ended December 31, 2019 and 2018, respectively, and $228 and $299 for the nine months ended December 31, 2019 and 2018, respectively.
In May 2018, the Company acquired BearTooth Advisors. Total consideration included an unsecured note of $2.8 million bearing interest at an annual rate of 2.88% and payable on May 21, 2048. The Company incurred interest expense on this note of $26 for the three months ended December 31, 2019 and 2018, and $79 and $61 during the nine months ended December 31, 2019 and 2018, respectively.
In December 2019, the Company acquired Freeman & Co. Total consideration included an unsecured note of $4.0 million bearing interest at an annual rate of 2.75% and payable on December 16, 2049. The Company incurred interest expense on this notes of $5 for the three months ended December 31, 2019.
The scheduled aggregate repayments of our Loans payable to former shareholders, Other liabilities, and the Loan payable to non-affiliates in the accompanying Consolidated Balance Sheets on a fiscal year-end basis as of December 31, 2019 are as follows:

Remaining 2020	$1,123
2021	6,219
2022	1,760
2023	17,816
2024	338
2025 and thereafter	13,639
Total	$40,895

Note 11 — Accumulated Other Comprehensive (Loss)
Accumulated other comprehensive (loss) is comprised of Foreign currency translation adjustments of $14,388 and $(2,760) for the three months ended December 31, 2019 and 2018, respectively, and $977 and $(19,038) for the nine months ended December 31, 2019 and 2018, respectively. The change in foreign currency translation was impacted by the vote in the U.K. to withdraw from the European Union. We are currently in a period in which the terms of withdrawal are being negotiated and there may be impacts on our European business that are unknown at this time. We believe the change in foreign currency translation will become more volatile, but we do not expect this to have a material impact on our operating results and financial position.

Accumulated other comprehensive (loss) at December 31, 2019 was comprised of the following:

Balance, April 1, 2019	$(30,294)
Foreign currency translation adjustment	977
Balance, December 31, 2019	$(29,317)

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
The Company’s provision for income taxes was $20,161 and $18,974 for the three months ended December 31, 2019 and 2018, respectively, and $39,954 and $48,089 for the nine months ended December 31, 2019 and 2018, respectively. This represents effective tax rates of 29.2% and 30.2% for the three months ended December 31, 2019 and 2018, respectively, and 24.3% and 29.7% and for the nine months ended December 31, 2019 and 2018, respectively.

The decrease in the Company's tax rate during the nine months ended December 31, 2019 relative to the same period in 2018 was primarily a result of the vesting of stock that occurred in April and May 2019. The primary drivers of the Company’s effective tax rate being higher than the statutory rate of 21% for the three months ended December 31, 2019 were the provision for state taxes, the GILTI inclusion, limits on the deductibility of executive compensation under IRC Section 162(m) and limits on the deductibility of certain meal and entertainment expense items.
Note 13 — Earnings Per Share
The calculations of basic and diluted earnings per share attributable to holders of shares of common stock are presented below.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Numerator:
Net income attributable to holders of shares of common stock—basic	$48,894	$43,957	$124,779	$113,758
Net income attributable to holders of shares of common stock—diluted	$48,894	$43,957	$124,779	$113,758
Denominator:
Weighted average shares of common stock outstanding—basic	62,014,564	61,972,027	62,199,716	62,399,221
Weighted average number of incremental shares issuable from unvested restricted stock and restricted stock units, as calculated using the treasury stock method	3,593,462	3,786,652	3,570,340	3,586,439
Weighted average shares of common stock outstanding—diluted	65,608,026	65,758,679	65,770,056	65,985,660

Basic earnings per share	$0.79	$0.71	$2.01	$1.82
Diluted earnings per share	$0.75	$0.67	$1.90	$1.72

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

Note 14 — Employee Benefit Plans
Defined Contribution Plans

The Company sponsors a 401(k) defined contribution savings plan for its domestic employees and defined contribution retirement plans for its international employees. The Company contributed approximately $1,815 and $1,528 during the three months ended December 31, 2019 and 2018, respectively, and $3,524 and $2,837 during the nine months ended December 31, 2019 and 2018, respectively, to these defined contribution plans.
Share-Based Incentive Plans

Following the IPO, additional awards of restricted shares have been and will be made under the Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan (the "2016 Incentive Plan"), which became effective in August 2015 and was amended in October 2017. Under the 2016 Incentive Plan, it is anticipated that the Company will continue to grant cash and equity-based incentive awards to eligible service providers in order to attract, motivate and retain the talent necessary to operate the Company's business. Equity-based incentive awards issued under the 2016 Incentive Plan generally vest over a four-year period. An aggregate of 37,847 restricted shares of Class A common stock were granted under the 2016 Incentive Plan to (i) two independent directors in August 2015 at $21 per share, (ii) two independent directors in the first quarter of fiscal 2017 at $25.21 per share, (iii) one independent director in the first quarter of fiscal 2017 at $23.93 per share, (iv) three independent directors in the first quarters of fiscal 2018 and 2019 at $33.54 and $44.50 per share, respectively, (v) one independent director in the third quarter of fiscal 2019 at $42.41 per share, (vi) four independent directors in the first quarter of fiscal 2020 at $47.22 per share, and (vii) one independent director in the third quarter of fiscal 2020 at $47.21 per share.
No excess tax benefit was recognized during the three months ended December 31, 2019 or 2018 and an excess tax benefit of $7,605 was recognized during the nine months ended December 31, 2019 as a component of the provision for income taxes and an operating activity on the Consolidated Statements of Cash Flows, with no such benefit for the nine months ended December 31, 2018. The excess tax benefit recognized in the first quarter of fiscal 2020 was related to shares vested in April and May 2019. For the comparable fiscal 2019 period, vesting of shares scheduled to vest in April and May 2018 was accelerated on October 21, 2017 and the corresponding excess tax benefit was recognized in the fiscal year ended March 31, 2018. The Company recorded cash outflows of $(31,469) and $(1,947) related to the settlement of share-based awards in satisfaction of withholding tax requirements in financing activities on the Consolidated Statements of Cash Flows for the nine months ended December 31, 2019 and 2018, respectively.
The share awards are classified as equity awards at the time of grant unless the number of shares granted is unknown. Awards that are settleable in shares based upon a future determinable stock price are classified as liabilities until the price is established and the resulting number of shares is known, at which time they are re-classified from liabilities to equity awards. Activity in equity classified share awards which relate to the Company's 2006 Incentive Award Plan (the "2006 Incentive Plan") and the 2016 Incentive Plan during the nine months ended December 31, 2019 and 2018 is as follows:

Unvested Share Awards	Shares	Weighted Average Grant Date Fair Value
Balance, April 1, 2019	3,763,984	$32.29
Granted	1,368,079	47.02
Vested	(1,496,315)	29.30
Forfeited/Repurchased	(81,008)	38.56
Balance, December 31, 2019	3,554,740	$39.13

Balance, April 1, 2018	2,854,893	$26.39
Granted	1,059,616	49.35
Vested	(76,702)	48.78
Forfeited/Repurchased	(57,797)	33.16
Balance, December 31, 2018	3,780,010	$32.28

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

Activity in liability classified share awards during the nine months ended December 31, 2019 and 2018 is as follows:

Awards Settleable in Shares	Fair Value
Balance, April 1, 2019	$21,676
Offer to grant	6,410
Share price determined-converted to cash payments	(52)
Share price determined-transferred to equity grants	(6,457)
Forfeited	(274)
Balance, December 31, 2019	$21,303

Balance at April 1, 2018	$15,493
Offer to grant	11,407
Share price determined-converted to cash payments	(300)
Share price determined-transferred to equity grants	(4,655)
Forfeited	(476)
Balance, December 31, 2018	$21,469

Compensation expenses for the Company associated with both equity and liability classified awards totaled $16,682 and $13,781 for the three months ended December 31, 2019 and 2018, respectively, and $47,791 and $44,540 for the nine months ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, there was $139,061 of total unrecognized compensation cost related to unvested share awards granted under both the 2006 Incentive Plan and 2016 Incentive Plan. That cost is expected to be recognized over a weighted average period of 1.19 years.

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
Note 15 — Stockholders' Equity
There are two classes of authorized HL, Inc. common stock: Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions.
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

As described in Note 4 above, in the June 2018 Follow-on Offering, ORIX USA sold 1,985,983 shares of our Class A common stock and certain of our former and current employees and members of our management sold 1,014,017 shares, in each case, at a price to the public of $49.15 per share. Concurrently with the closing of the offering, the Company repurchased from ORIX USA 697,000 shares of Class A common stock at a price per share of $49.11.

On May 30, 2019, pursuant to a registered underwritten public offering, ORIX USA sold 3,000,000 shares of our Class A common stock to the public at a price of $45.80.

On August 1, 2019, pursuant to a registered underwritten public offering, ORIX USA sold its remaining ownership of 3,377,935 shares of our Class A common stock to the public at a price of $45.62.

Class A common stock

During the nine months ended December 31, 2019, 9,145 shares were issued to non-employee directors, and 5,992,399 shares were converted from Class B to Class A. During the nine months ended December 31, 2018, 6,570 shares were issued to non-employee directors, and 2,020,474 shares were converted from Class B to Class A. As of December 31, 2019, there were 43,533,269 Class A shares held by the public and 36,724 Class A shares held by non-employee directors.

Class B common stock

Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions. As of December 31, 2019, there were 21,998,937 Class B shares held by the HL Voting Trust.

Dividends

Previously declared dividends related to unvested shares of $7,719 and $7,034 were unpaid as of December 31, 2019 and 2018, respectively.

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

During the three months ended December 31, 2019 and 2018, the Company repurchased 1,350 and 53 shares, respectively, of Class B common stock, to satisfy $65 and $2 of required withholding taxes in connection with the vesting of restricted awards, respectively. During the three months ended December 31, 2019 and 2018, the Company repurchased an additional 97,956 and 370,728 shares of its outstanding common stock, respectively, at a weighted average price of $44.12 and $40.33 per share, excluding commissions, for an aggregate purchase price of $4,322 and $14,952, respectively.

During the nine months ended December 31, 2019 and 2018, the Company repurchased 610,943 and 133 shares, respectively, of Class B common stock, to satisfy $29,349 and $6 of required withholding taxes in connection with the vesting of restricted awards, respectively. During the nine months ended December 31, 2019 and 2018, the Company repurchased an additional 632,353 and 1,480,869 shares of its outstanding common stock, respectively, at a weighted average price of $43.98 and $46.71 per share, excluding commissions, for an aggregate purchase price of $27,809 and $69,169, respectively.
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
Lessee Arrangements

Operating Leases

We lease real estate and equipment used in operations from third parties. As of December 31, 2019, the remaining term of our operating leases ranged from 1 to 17 years with various automatic extensions.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

The following table outlines the maturity of our existing operating lease liabilities on a fiscal year-end basis as of December 31, 2019.

Operating Leases
Remaining 2020	$7,928
2021	27,990
2022	23,595
2023	19,587
2024	14,787
Thereafter	87,024
Total	180,911
Less: present value discount	(30,754)
Operating lease liabilities	$150,157

As of December 31, 2019, the Company entered into three additional office space operating leases that have not yet commenced, for approximately $32.0 million. These operating leases will commence before fiscal year 2021 with lease terms of 6 to 16 years.
Lease costs

	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2019
Operating lease expense	$6,466	$21,729
Variable lease expense (1)	2,999	12,675
Short-term lease expense	114	195
Less: Sublease income	(48)	(145)
Total lease costs	$9,531	$34,454

(1)	Primarily consists of payments for property taxes, common area maintenance and usage based operating costs.
Weighted-average details

December 31, 2019
Weighted-average remaining lease term (years)	9
Weighted-average discount rate	4.1%

Supplemental cash flow information related to leases:

Nine Months Ended December 31, 2019
Operating cash flows:
Cash paid for amounts included in the measurement of Operating lease liabilities	$17,970

Non-cash activity:
Change in operating right-of-use assets due to remeasurement	$5,883

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
The Company also provides routine indemnifications relating to certain real estate (office) lease agreements under which it may be required to indemnify property owners for claims and other liabilities arising from the Company’s use of the applicable premises. In addition, the Company guarantees the performance of its subsidiaries under certain office lease agreements. The terms of these obligations vary, and because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the maximum amount that it could be obligated to pay under such contracts. Based on historical experience and evaluation of specific indemnities, management believes that judgments, if any, against the Company related to such matters are not likely to have a material effect on the consolidated financial statements. Accordingly, the Company has not recorded any liability for these obligations as of December 31, 2019 or March 31, 2019.
There have been no material changes outside of the ordinary course of business to our known contractual obligations, which are set forth in the table included in Item 7 in our 2019 Annual Report.
Note 18 — Segment and Geographical Information
The Company’s reportable segments are described in Note 1 and each are individually managed and provide separate services which require specialized expertise for the provision of those services. Revenues by segment represent fees earned on the various services offered within each segment. Segment profit consists of segment revenues, less (1) direct expenses including compensation, travel, meals and entertainment, professional fees, and bad debt and (2) expenses allocated by headcount such as communications, rent, depreciation and amortization, and office expense. The corporate expense category includes costs not allocated to individual segments, including charges related to incentive compensation and share-based payments to corporate employees, as well as expenses of senior management and corporate departmental functions managed on a worldwide basis, including office of the executives, accounting, human capital, marketing, information technology, and compliance and legal. The following tables present information about revenues, profit and assets by segment and geography.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Revenues by segment
Corporate Finance	$201,137	$183,965	$490,707	$462,893
Financial Restructuring	92,808	75,013	249,438	218,173
Financial and Valuation Advisory	39,570	39,035	116,529	111,941
Revenues	$333,515	$298,013	$856,674	$793,007

Segment profit (1)
Corporate Finance	$58,495	$62,388	$138,611	$146,287
Financial Restructuring	28,391	11,129	75,956	52,932
Financial and Valuation Advisory	7,163	6,302	24,384	20,386
Total segment profit	94,049	79,819	238,951	219,605
Corporate expenses (2)	26,033	17,576	78,005	61,059
Other (income)/expense, net	(1,039)	(688)	(3,787)	(3,301)
Income before provision for income taxes	$69,055	$62,931	$164,733	$161,847

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

	December 31, 2019	March 31, 2019
Assets by segment
Corporate Finance	$433,663	$403,928
Financial Restructuring	167,357	184,364
Financial and Valuation Advisory	127,246	127,744
Total segment assets	728,266	716,036
Corporate assets	810,364	709,876
Total assets	$1,538,630	$1,425,912

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Revenues by geography
United States	$294,083	$228,825	$740,520	$643,111
International	39,432	69,188	116,154	149,896
Total revenues	$333,515	$298,013	$856,674	$793,007

	December 31, 2019	March 31, 2019
Assets by geography
United States	$1,052,168	$1,021,975
International	486,462	403,937
Total assets	$1,538,630	$1,425,912

Note 19 — Subsequent Events
On January 23, 2020, the Company's board of directors declared a quarterly cash dividend of $0.31 per share of Class A and Class B common stock, payable on March 16, 2020, to shareholders of record on March 5, 2020.

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
Key Financial Measures
Revenues
Revenues include fee revenues and reimbursements of expenses (see Note 2 and Note 3 for additional information). Revenues reflect revenues from our Corporate Finance (“CF”), Financial Restructuring (“FR”), and Financial and Valuation Advisory (“FVA”), business segments that substantially consist of fees for advisory services.

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

FVA, formerly known as Financial Advisory Services, primarily provides valuations of various assets, including: companies; illiquid debt and equity securities; and intellectual property (among other assets and liabilities). These valuations are used for financial reporting, tax reporting, and other purposes. In addition, our FVA business segment renders fairness opinions in connection with mergers and acquisitions and other transactions, and solvency opinions in connection with corporate spin-offs and dividend recapitalizations, and other types of financial opinions in connection with other transactions. Also, our FVA business segment provides dispute resolution services to clients where fees are usually based on the hourly rates of our financial professionals. Unlike our CF or FR segments, the fees generated in our FVA segment are generally not contingent on the successful completion of a transaction.

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
Results of Consolidated Operations
The following is a discussion of our results of operations for the three and nine months ended December 31, 2019 and 2018. For a more detailed discussion of the factors that affected the revenues and the operating expenses of our CF, FR, and FVA business segments in these periods, see Part I, Item 2 of this Form 10-Q under the heading “Business Segments” below.

	Three Months Ended December 31,			Nine Months Ended December 31,
($ in thousands)	2019	2018	Change	2019	2018	Change
Revenues	$333,515	$298,013	12%	$856,674	$793,007	8%
Operating expenses:
Employee compensation and benefits	213,107	187,180	14%	551,056	501,682	10%
Non-compensation	52,392	48,590	8%	144,672	132,779	9%
Total operating expenses	265,499	235,770	13%	695,728	634,461	10%
Operating income	68,016	62,243	9%	160,946	158,546	2%
Other (income)/expense, net	(1,039)	(688)	51%	(3,787)	(3,301)	15%
Income before provision for income taxes	69,055	62,931	10%	164,733	161,847	2%
Provision for income taxes	20,161	18,974	6%	39,954	48,089	(17)%
Net income attributable to Houlihan Lokey, Inc.	$48,894	$43,957	11%	$124,779	$113,758	10%

Three Months Ended December 31, 2019 versus December 31, 2018
Revenues were $333.5 million for the three months ended December 31, 2019, compared with $298.0 million for the three months ended December 31, 2018, representing an increase of 12%. For the quarter, CF revenues increased 9%, FR revenues increased 24%, and FVA revenues increased 1% when compared with the three months ended December 31, 2018.

Operating expenses were $265.5 million for the three months ended December 31, 2019, compared with $235.8 million for the three months ended December 31, 2018, representing an increase of 13%. Employee compensation and benefits expense, as a component of operating expenses, was $213.1 million for the three months ended December 31, 2019, compared with $187.2 million for the three months ended December 31, 2018, an increase of 14%. The increase in employee compensation and benefits expense was primarily a result of an increase in revenues for the quarter when compared to the same quarter last year. The Compensation Ratio was 63.9% for the three months ended December 31, 2019, compared with 62.8% for the three months ended December 31, 2018. Non-compensation expense, as a component of operating expenses, was $52.4 million for the three months ended December 31, 2019, compared with $48.6 million for the three months ended December 31, 2018, an increase of 8%. The increase in non-compensation expense was primarily driven by an increase in Other operating expenses and Information technology and communication expenses.

Other (income)/expense, net increased 51% to $(1.0) million for the three months ended December 31, 2019, compared with $(0.7) million for the three months ended December 31, 2018, primarily due to higher interest (income) generated by our investment securities.

The provision for income taxes for the three months ended December 31, 2019 was $20.2 million, which reflected an effective tax rate of 29.2%. The provision for income taxes for the three months ended December 31, 2018 was $19.0 million which reflected an effective tax rate of 30.2%.
Nine Months Ended December 31, 2019 versus December 31, 2018
Revenues were $856.7 million for the nine months ended December 31, 2019, compared with $793.0 million for the nine months ended December 31, 2018, representing an increase of 8%. For the nine months ended December 31, 2019, CF revenues increased 6%, FR revenues increased 14%, and FVA revenues increased 4% when compared with the nine months ended December 31, 2018.

Operating expenses were $695.7 million for the nine months ended December 31, 2019, compared with $634.5 million for the nine months ended December 31, 2018, an increase of 10%. Employee compensation and benefits expense, as a component of operating expenses, was $551.1 million for the nine months ended December 31, 2019, compared with $501.7 million for the nine months ended December 31, 2018, an increase of 10%. The increase in employee compensation and benefits expense was primarily a result of higher revenues for the nine-month period when compared with the same period last year. The Compensation Ratio was 64.3% for the nine months ended December 31, 2019, compared with 63.3% for the nine months ended December 31, 2018. Non-compensation expense, as a component of operating expenses, was $144.7 million for the nine months ended December 31, 2019, compared with $132.8 million for the nine months ended December 31, 2018, an increase of 9%. The increase in non-compensation expense was primarily attributable to an increase in Rent expense, Other operating expenses, and Information technology and communications expense, partially offset by a reduction in Professional fees expense.

Other (income)/expense, net increased to $(3.8) million for the nine months ended December 31, 2019, compared with $(3.3) million for the nine months ended December 31, 2018, primarily due to slightly higher interest (income) generated by our investment securities, partially offset by a loss associated with Italy in the current year-to-date period compared to a gain recognized in the same period last year.

The provision for income taxes for the nine months ended December 31, 2019 was $40.0 million, which reflected an effective tax rate of 24.3%. The provision for income taxes for the nine months ended December 31, 2018 was $48.1 million, which reflected an effective tax rate of 29.7%. The decrease in the Company's tax rate during the nine months ended December 31, 2019 relative to the same period in 2018 was primarily a result of the vesting of stock that occurred in April and May 2019.

Business Segments
The following table presents revenues, expenses and contributions from our continuing operations by business segment. The revenues by segment represent each segment’s revenues, and the profit by segment represents profit for each segment before corporate expenses, other (income)/expense, net, and income taxes.

	Three Months Ended December 31,			Nine Months Ended December 31,
($ in thousands)	2019	2018	Change	2019	2018	Change
Revenues by Segment
Corporate Finance	$201,137	$183,965	9%	$490,707	$462,893	6%
Financial Restructuring	92,808	75,013	24%	249,438	218,173	14%
Financial and Valuation Advisory	39,570	39,035	1%	116,529	111,941	4%
Revenues	$333,515	$298,013	12%	$856,674	$793,007	8%

Segment Profit (1)
Corporate Finance	$58,495	$62,388	(6)%	$138,611	$146,287	(5)%
Financial Restructuring	28,391	11,129	155%	75,956	52,932	43%
Financial and Valuation Advisory	7,163	6,302	14%	24,384	20,386	20%
Total Segment Profit	94,049	79,819	18%	238,951	219,605	9%
Corporate Expenses (2)	26,033	17,576	48%	78,005	61,059	28%
Other (income)/expense, net	(1,039)	(688)	51%	(3,787)	(3,301)	15%
Income Before Provision for Income Taxes	$69,055	$62,931	10%	$164,733	$161,847	2%

Segment Metrics
Number of Managing Directors
Corporate Finance	122	108	13%	122	108	13%
Financial Restructuring	45	44	2%	45	44	2%
Financial and Valuation Advisory	32	35	(9)%	32	35	(9)%
Number of Closed Transactions/Fee Events (3)
Corporate Finance	95	89	7%	225	220	2%
Financial Restructuring	28	21	33%	70	54	30%
Financial and Valuation Advisory	530	502	6%	1,086	1,046	4%

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

(3)
Fee Events applicable to FVA only; a Fee Event includes any engagement that involves revenue activity during the measurement period with a revenue minimum of $1,000. References to closed transactions should be understood to be the same as transactions that are “effectively closed” as described in Note 3 of our Consolidated Financial Statements.

Corporate Finance
Three Months Ended December 31, 2019 versus December 31, 2018

Revenues for CF were $201.1 million for the three months ended December 31, 2019, compared with $184.0 million for the three months ended December 31, 2018, representing an increase of 9%. Revenues increased primarily due to an increase in the number of closed transactions and an increase in the average transaction fee on closed transactions when compared to the same quarter last year.

Segment profit for CF was $58.5 million for the three months ended December 31, 2019, compared with $62.4 million for the three months ended December 31, 2018. Profitability decreased primarily as a result of higher compensation expenses when compared to the same quarter last year.

Nine Months Ended December 31, 2019 versus December 31, 2018
Revenues for CF were $490.7 million for the nine months ended December 31, 2019, compared with $462.9 million for the nine months ended December 31, 2018, representing an increase of 6%. Revenues increased primarily due to an increase in the number of closed transactions and an increase in the average transaction fee on closed transactions when compared to the same period last year.

Segment profit for CF was $138.6 million for the nine months ended December 31, 2019, compared with $146.3 million for the nine months ended December 31, 2018. Profitability decreased primarily as a result of higher compensation expenses as a percentage of Revenues when compared to the same period last year.
Financial Restructuring
Three Months Ended December 31, 2019 versus December 31, 2018

Revenues for FR were $92.8 million for the three months ended December 31, 2019, compared with $75.0 million for the three months ended December 31, 2018, representing an increase of 24%. Revenues increased primarily due to an increase in the number of closed transactions.

Segment profit for FR was $28.4 million for the three months ended December 31, 2019, compared with $11.1 million for the three months ended December 31, 2018, an increase of 155%. Profitability increased primarily as a result of lower compensation expenses as a percentage of Revenues when compared to the same quarter last year.
Nine Months Ended December 31, 2019 versus December 31, 2018
Revenues for FR were $249.4 million for the nine months ended December 31, 2019, compared with $218.2 million for the nine months ended December 31, 2018, representing an increase of 14%. The increase in Revenues was primarily a result of an increase in the number of closed transactions, partially offset by a reduction in the average transaction fee when compared to the same period last year.

Segment profit for FR was $76.0 million for the nine months ended December 31, 2019, compared with $52.9 million for the nine months ended December 31, 2018, an increase of 43%. Profitability increased primarily as a result of higher revenues and lower compensation expenses as a percentage of Revenues when compared to the same period last year.
Financial and Valuation Advisory
Three Months Ended December 31, 2019 versus December 31, 2018

Revenues for FVA were $39.6 million for the three months ended December 31, 2019, compared with $39.0 million for the three months ended December 31, 2018, representing an increase of 1%. Revenues increased primarily as a result of an increase in the number Fee Events when compared to the same quarter last year.

Segment profit for FVA was $7.2 million for the three months ended December 31, 2019, compared with $6.3 million for the three months ended December 31, 2018, an increase of 14%. Profitability increased primarily as a result of a reduction in non-compensation expenses when compared to the same quarter last year.
Nine Months Ended December 31, 2019 versus December 31, 2018
Revenues for FVA were $116.5 million for the nine months ended December 31, 2019, compared with $111.9 million for the nine months ended December 31, 2018, representing an increase of 4%. The increase in Revenues was primarily a result of a higher number of Fee Events when compared to the same period last year.

Segment profit for FVA was $24.4 million for the nine months ended December 31, 2019, compared with $20.4 million for the nine months ended December 31, 2018, an increase of 20%. Profitability increased primarily as a result of an increase in Revenues and a reduction in non-compensation expenses as a percentage of Revenues when compared to the same period last year.

Corporate Expenses
Three Months Ended December 31, 2019 versus December 31, 2018

Corporate expenses were $26.0 million for the three months ended December 31, 2019, compared with $17.6 million for the three months ended December 31, 2018. This 48% increase was driven by increased compensation and non-compensation expenses when compared to the same quarter last year.
Nine Months Ended December 31, 2019 versus December 31, 2018
Corporate expenses were $78.0 million for the nine months ended December 31, 2019, compared with $61.1 million for the nine months ended December 31, 2018. This 28% increase was driven by increased compensation and non-compensation expenses when compared to the same period last year.
Liquidity and Capital Resources
Our current assets comprise cash and cash equivalents, investment securities, receivables from affiliates, accounts receivable, and unbilled work in process related to fees earned from providing advisory services. Our current liabilities include deferred income, accounts payable and accrued expenses, accrued salaries and bonuses, income taxes payable, and current portion of loan obligations.

Our cash and cash equivalents include cash held at banks. We maintain moderate levels of cash on hand in support of regulatory requirements for our registered broker-dealer. As of December 31, 2019, we had $135 million of cash in foreign subsidiaries. Our excess cash may be invested from time to time in short term investments, including treasury securities, commercial paper, certificates of deposit and investment grade corporate debt securities. Please refer to Note 6 for further detail.

During the quarter ended December 31, 2019, the Company repaid a portion of the principal balance of the Loan payable to non-affiliates. As of December 31, 2019, the remaining principal balance of the Loan payable to non-affiliate was $3.3 million, which included foreign currency translation adjustments and interest expense. See Note 1 and Note 10 for additional information.

As of December 31, 2019 and March 31, 2019, our Restricted cash, Cash and cash equivalents, and Investment securities were as follows:

(In thousands)	December 31, 2019	March 31, 2019
Cash and cash equivalents	$276,735	$285,746
Investment securities	91,195	125,258
Total unrestricted cash and cash equivalents, including investment securities	367,930	411,004
Restricted cash (1)	373	369
Total cash, cash equivalents, and restricted cash, including investment securities	$368,303	$411,373

(1)	Represents a deposit in support of a letter of credit issued for our Frankfurt office.

Our liquidity is highly dependent upon cash receipts from clients which in turn are generally dependent upon the successful completion of transactions as well as the timing of receivables collections, which typically occur within 60 days of billing. As of December 31, 2019, Accounts receivable, net of doubtful accounts was $62.4 million. As of December 31, 2019, Unbilled work in process, net of doubtful accounts was $68.0 million.

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

On August 23, 2019, the Company entered into a new syndicated revolving line of credit with the Bank of America, N.A. and certain other financial institutions party thereto, which allows for borrowings of up to $100.0 million (and, subject to certain conditions, provides the Company with an expansion option, which, if exercised in full, would provide for a total credit facility of $200 million) and matures on August 23, 2022 (the "2019 Line of Credit"). As of December 31, 2019, no principal was outstanding under the 2019 Line of Credit. The agreement governing this facility provides that borrowings bear interest at an annual rate of LIBOR plus 1.00%, commitment fees apply to unused amounts, and contains debt covenants which require that the Company maintain certain financial ratios. Borrowings under the 2019 Line of Credit require payments of interest at the annual rate of LIBOR plus 1.00%. The loan agreement requires compliance with certain loan covenants including but not limited to the maintenance of minimum consolidated earnings before interest, taxes, depreciation and amortization of no less than $150 million as of the end of any quarterly 12-month period and certain leverage ratios including a consolidated leverage ratio of less than 2.00 to 1.00. As of December 31, 2019, we were, and expect to continue to be, in compliance with such covenants.
Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of our incentive compensation during the first and third quarters of each fiscal year. A summary of our operating, investing, and financing cash flows is as follows:

	Nine Months Ended December 31,
(In thousands)	2019	2018	Change
Cash provided by (used in)
Operating activities:
Net income	$124,779	$113,758	10%
Non-cash charges	62,147	50,201	24%
Other operating activities	(76,168)	(71,896)	6%
Total operating activities	110,758	92,063	20%
Investing activities	14,908	94,137	(84)%
Financing activities	(131,264)	(218,892)	(40)%
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(3,409)	(10,762)	(68)%
(Decrease) in cash, cash equivalents, and restricted cash	(9,007)	(43,454)	(79)%
Cash, cash equivalents, and restricted cash—beginning of period	286,115	300,223	(5)%
Cash, cash equivalents, and restricted cash—end of period	$277,108	$256,769	8%
Nine Months Ended December 31, 2019
Operating activities resulted in a net inflow of $110.8 million primarily attributable to strong performance across the Company, offset by reduced cash from other operating activities. Investing activities resulted in a net inflow of $14.9 million primarily attributable to sales or maturities of investment securities, partially offset by purchases of investment securities. Financing activities resulted in a net outflow of $131.3 million primarily related to dividends paid and share repurchases.
Nine Months Ended December 31, 2018
Operating activities resulted in a net inflow of $92.1 million primarily attributable to strong performance across the Company, offset by reduced cash from other operating activities. Investing activities resulted in a net inflow of $94.1 million primarily attributable to the maturity of investment securities, partially offset by net cash outflows for business acquisitions. Financing activities resulted in a net outflow of $218.9 million primarily related to dividends paid, share repurchases, and the settlement of the January 2018 Forward Share Purchase Agreement.
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
Recent Accounting Developments
In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02, Leases (Topic 842). We adopted the standard effective April 1, 2019, using the modified retrospective approach applied as of the beginning of the period of adoption. As of December 31, 2019, the Company's Operating lease right-of-use assets and Operating lease liabilities were $129.4 million and $150.2 million, respectively. The difference between the Operating lease right-of-use assets and Operating lease liabilities primarily relates to previously recorded deferred rent within Accounts payable and accrued expenses, which was effectively reclassified to the Operating lease right-of-use assets upon adoption.

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
Exchange Rate Risk
The exchange rate of the U.S. dollar relative to the currencies in the non-U.S. countries in which we operate may have an effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities and, therefore, be reflected as a change in other comprehensive income. Our non-U.S. assets and liabilities that are sensitive to exchange rates consist primarily of trade payables and receivables, work in progress, and cash. The net impact of the fluctuation of foreign currencies in other comprehensive income within the Consolidated Statements of Comprehensive Income was $14,388 and $(2,760) during the three months ended December 31, 2019 and 2018, respectively, and $977 and $(19,038) during the nine months ended December 31, 2019 and 2018, respectively.
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

From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of December 31, 2019, we had two foreign currency forward contracts outstanding, one between the pound sterling and the U.S. dollar with a notional value of $5.0 million and one between the pound sterling and the euro with a notional value of €1.0 million. The fair value of these contracts represented a net gain included in Other operating expenses of $30 during the three months ended December 31, 2019. We had no foreign currency forward contracts outstanding as of December 31, 2018.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2019.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On December 20, 2019, the Company issued 34,694 shares of Class B common stock to certain former employees of a business acquired in 2015. The Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering and received no proceeds in connection with this issuance.

During the quarter ended December 31, 2019, the Company issued 2,100,523 shares of Class A common stock upon the conversion of a like number of shares of Class B common stock. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder. See Note 15 for additional information. The Company relied upon the exemption from registration provided by Section 3(a)(9) under the Securities Act of 1933, as amended.

Purchases of Equity Securities

The following table summarizes all of the repurchases of Houlihan Lokey, Inc. equity securities during the quarter ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2019 - October 31, 2019	82,956	$43.48	82,956
November 1, 2019 - November 30, 2019 (2)	5,302	47.09	5,302
December 1, 2019 - December 31, 2019 (3)	11,048	48.01	11,048
Total	99,306	$44.18	99,306	$37,240,777

(1)
In July 2018, the board of directors authorized the repurchase of up to an additional $100 million of the Company's common stock (incremental to the $50 million repurchase program that was approved by our board in February 2017). The shares of Class A common stock repurchased through this program have been retired.

(2)
Includes 302 unvested shares of Class B common stock at an average price per share of $48.57, which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards.

(3)
Includes 1,048 unvested shares of Class B common stock at an average price per share of $48.20, which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards.

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

HOULIHAN LOKEY, INC.

Date:	February 6, 2020	/s/ SCOTT L. BEISER
Scott L. Beiser
Chief Executive Officer
(Principal Executive Officer)

Date:	February 6, 2020	/s/ J. LINDSEY ALLEY
J. Lindsey Alley
Chief Financial Officer
(Principal Financial and Accounting Officer)