Form 10-K
period 2020-03-31
HOULIHAN LOKEY, INC.
filed 2020-05-15
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2020
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.        ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☒
As of September 30, 2019, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $1,871 million.
As of May 13, 2020, the registrant had 46,417,820 shares of Class A common stock, $0.001 par value per share, and 18,897,832 shares of Class B common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2020 annual meeting of stockholders, which the Registrant anticipates will be filed no later than 120 days after the end of its fiscal year, are incorporated by reference in Part III of this Form 10‑K.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES

PART I
Unless the context otherwise requires, as used in this Annual Report on Form 10-K (“Form 10-K”), the terms the “Company,” “Houlihan Lokey, Inc.,” “Houlihan Lokey,” “HL,” "our firm,” “we,” “us” and “our” refer to (i) prior to the corporate reorganization described under “Organizational Structure,” Houlihan Lokey, Inc., a California corporation (“HL CA”), and (ii) following such corporate reorganization, Houlihan Lokey, Inc., a Delaware corporation (“HL DE”), and, in each case, unless otherwise stated, all of its subsidiaries. We use the term “ORIX USA” to refer to ORIX Corporation USA, a Delaware corporation and a wholly owned subsidiary of ORIX Corporation, a Japanese corporation. References to ORIX USA as a holder of our shares mean ORIX USA acting through its indirect wholly owned subsidiary, ORIX HLHZ Holding LLC, a Delaware limited liability company. We use the term “HL Holders” to refer to our current and former employees and members of our management who hold our Class B common stock through the Houlihan Lokey Voting Trust (the "HL Voting Trust"). We use the term “Fram” to refer to Fram Holdings, Inc., a Delaware corporation and formerly our indirect parent. References to the “IPO” mean our initial public offering in August 2015 of 12,075,000 shares of Houlihan Lokey, Inc. Class A common stock in connection with which HL CA reorganized its business. Our fiscal year ends on March 31st; references to fiscal 2020, fiscal 2019, and fiscal 2018 are to the fiscal years ended March 31, 2020, 2019, and 2018, respectively; references in this Form 10-K to years are to calendar years unless otherwise noted.
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
Forward-looking statements involve known and unknown risks, uncertainties and other important factors (including the significant effect that the COVID-19 pandemic has had on our business and is suspected to continue to have) that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these factors include, but are not limited to, the following:
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
•risks associated with the U.S. tax law changes;
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

•an epidemic or pandemic (such as the outbreak and worldwide spread of COVID-19), and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities may implement to address it, which may (as with COVID-19) cause a severe and prolonged disruption and instability in the global financial markets and may precipitate or exacerbate one or more of the above-mentioned factors and/or other risks, and significantly disrupt or prevent us from operating our business in the ordinary course for an extended period; and
•other factors beyond our control.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. Specifically, the scale, scope and duration of the impact of the COVID-19 pandemic on our business, revenues and operating results are unpredictable and depend on many factors outside of our control. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. For information about other important factors that could adversely affect our future results, see “Risk Factors” in this Form 10-K.

These forward-looking statements speak only as of the date of this filing. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Form 10-K after we file this Form 10-K, whether as a result of any new information, future events or otherwise.

Item 1.	Business
Established in 1972, Houlihan Lokey, Inc., is a leading global independent investment bank with expertise in mergers and acquisitions (M&A), capital markets, financial restructurings, and financial and valuation advisory. Through our offices in the United States, Europe, Asia, Australia, and Dubai, we serve a diverse set of clients worldwide including corporations, financial sponsors and government agencies. We provide our financial professionals with an integrated platform that enables them to deliver meaningful and differentiated advice to our clients. We advise our clients on critical strategic and financial decisions, employing a rigorous analytical approach coupled with deep product and industry expertise. We market our services through our product areas, our industry groups and our Financial Sponsors group, serving our clients in three primary business practices: Corporate Finance ("CF") encompassing M&A and capital markets advisory, Financial Restructuring ("FR") both out-of-court and in formal bankruptcy or insolvency proceedings and Financial and Valuation Advisory ("FVA"), including financial opinions and a variety of valuation and financial consulting services.
We are committed to a set of principles that serve as the backbone of our success. Independent advice and intellectual rigor, combined with consistent senior-level involvement, are hallmarks of our commitment to client service. Our entrepreneurial culture engenders our flexibility to collaborate across our business practices to provide world-class solutions for our clients. Our broad-based employee ownership serves to align the interests of employees and shareholders and further encourages a collaborative environment where our CF, FR and FVA business practices work together productively and creatively to solve our clients’ most critical financial issues. We enter into businesses or offer services where we believe we can excel based on our expertise, analytical sophistication, industry focus and competitive dynamics. Finally, we remain independent and specialized, focusing on advisory products and market segments where our expertise is both differentiating and less subject to conflicts of interest arising from non-advisory products and services, and where we believe we can be a market leader in a particular segment. We do not lend or engage in any securities sales and trading operations or research which might conflict with our clients’ interests.
As of March 31, 2020, we had a team of 1,068 financial professionals across 22 offices globally, serving more than 1,000 clients annually over the past several years, ranging from closely held companies to Fortune Global 500 corporations. Information on our segments is set forth in "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

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
Corporate Finance
As of March 31, 2020, we had 123 CF Managing Directors utilizing a collaborative, interdisciplinary approach to provide our clients with extensive industry and product expertise and global reach in a wide variety of M&A and capital markets transactions. We compete with boutique firms focused on particular industries or geographies as well as other global independent investment banks and bulge-bracket firms. A majority of our engagements relate to mid-cap transactions, which we believe is an attractive segment that is underserved by bulge-bracket investment banks. We believe that our deep sector expertise, significant senior banker involvement and attention, strong financial sponsor relationships and global platform provide a compelling value for our clients, engendering long-term relationships and providing a competitive advantage against our peers in this segment of the market.
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

Our CF activities are comprised of two significant categories:
Mergers & Acquisitions: We have extensive expertise in mergers, acquisitions, divestitures, and other related advisory services for a broad range of United States and international clients. Our CF professionals have relationships with thousands of companies and financial sponsors, providing us with valuable insights into a wide variety of relevant markets.
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

Financial Restructuring
As of March 31, 2020, we had 45 FR Managing Directors working around the globe, which we believe constitutes one of the largest restructuring groups in the investment banking industry. Our FR group has earned a reputation for being the advisor of choice for many of the largest and most complex restructurings, offering knowledge, experience, and creativity to address challenging situations. We operate in all major worldwide markets as debt issuances have increased around the world. Our FR professionals bring to bear deep expertise and experience in restructurings in the United States, Canada, Europe, Asia, Australia, the Middle East, Latin America and Africa. Given the depth and breadth of the team’s expertise and the high barriers to entry for this expertise and experience, international and multi-jurisdictional restructurings represent an attractive opportunity for our FR group.
The group employs an interdisciplinary approach to engagements, calling upon the expertise of our industry groups, Capital Markets Advisory group and Financial Sponsors group, and drawing on the worldwide resources of the FR team as each situation may require. The FR group has deep experience evaluating complex, highly leveraged situations. In addition to comprehensive financial restructurings, we work with distressed companies on changes of control, asset sales and other M&A and capital markets activities, many times involving the sale of a company or its assets quickly, and in contested or litigious settings on expedited timeframes. We advise companies undergoing financial restructuring and creditor constituencies at all levels of the capital structure, in both out-of-court negotiations and in formal bankruptcy or insolvency proceedings. Our experience, geographic diversity and size allow us to provide the immediate attention and staffing required for time-sensitive and mission-critical restructuring assignments, making us a valued partner for our clients.
Our dedicated team is active throughout business cycles. Our FR practice serves as a countercyclical hedge across macroeconomic cycles, with increasing levels of restructuring opportunities often occurring during periods when demand for M&A and capital markets advisory services may be reduced. In robust macroeconomic environments, demand for the services of our FR team generally continues due to opportunities arising from secular and cyclical disruptions in certain industries. Our geographic diversity and global market leadership allow our FR group to maintain significant levels of activity even when the U.S. capital markets are vibrant.
Our broad base of clients and our extensive experience allow us to understand the dynamics of each restructuring situation and strengthen our negotiating strategies by providing us insight into the needs, attitudes and positions of all parties-in-interest. Our clients include companies, bondholder groups, financial institutions, banks and other secured creditor groups, trade creditors, official Chapter 11 creditors’ committees, equity holders, acquirers, equity sponsors, and other parties-in-interest involved with financially challenged companies.
Our FR professionals work closely with our CF and FVA professionals to provide holistic advice and services. In financial restructuring assignments, our team may represent the company, the creditors, or other stakeholders.
Financial and Valuation Advisory
As of March 31, 2020, we had 30 Managing Directors in our FVA group, which we believe represents one of the largest and most respected valuation and financial opinion practices in the United States. We have developed a reputation as a thought-leader in the field of valuation, and our professionals produce influential studies and publications, which are recognized and valued throughout the financial industry. We believe our extensive transaction expertise and leadership in these fields inspire the confidence of the financial executives, boards of directors, special committees, retained counsel, investors and business owners that we serve. We believe that our reputation for delivering an outstanding analytical product that will withstand legal or regulatory scrutiny coupled with our independence makes us the advisor of choice for clients seeking to obtain a complex valuation or transaction opinion.
Our core competencies in our FVA practice are our ability to analyze and value companies, security interests, and different types of assets, including intellectual property and liabilities, as well as our ability to analyze the financial aspects of transactions. We are organized around different service areas as each area has different regulatory or compliance specializations, different valuation guidelines as well as different marketing channels.

Our People
Our goal is to attract, develop and retain the best talent in our industry across all levels. We believe our compensation programs are competitive, offering a portion of compensation in deferred cash and a portion in deferred stock awards to provide incentives for our employees to remain with us. In addition, we strive to foster a collaborative environment to attract and retain employees, and we seek individuals who fit our culture of entrepreneurship, integrity, creativity, and commitment to our clients. For over 20 years, we have emphasized broad employee ownership as a way to align the incentives of our employees and shareholders. As of March 31, 2020, we had approximately 626 present and former employee shareholders that collectively owned approximately 30% of our equity with no single employee owning more than 2% of our equity. We believe that a strong emphasis on cultural fit during our recruiting process combined with broad employee ownership results in high retention rates.
Our Managing Directors (other than our executive officers) are compensated based on their ability to deliver profitable revenues on a consistent basis to our firm, the quality of advice and execution provided to our clients, and their collaboration with their colleagues across industries, products, and regions. We do not compensate on a commission-based pay model. Our compensation structure for junior financial professionals is based on a system of meritocracy whereby bankers are rewarded for past performance and expectation of future development, and compensation levels are tested against prevailing market compensation for bankers at similar levels.
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
Across our firm, we devote significant time and resources to training and mentoring our employees to ensure every person achieves their highest possible potential. We strive to identify and cultivate future leaders within our firm and are committed to developing our brightest and most ambitious junior professionals into Managing Directors. This philosophy of investing in our people has been and will continue to be core to our culture and organization. As of March 31, 2020, 2019, and 2018, we employed 1,491, 1,354, and 1,228 people, respectively, worldwide.
Competition
Our competitors are other investment banking and financial advisory firms. We compete on both a global and a regional basis, and on the basis of a number of factors, including industry knowledge, transaction execution skills, strength of client relationships, reputation, and price. We believe our primary competitors vary by product and industry expertise and would include the following: for our CF practice, Jefferies LLC, Lazard Ltd, Moelis & Company, N M Rothschild & Sons Limited, Piper Sandler Companies, Robert W. Baird & Co. Incorporated, Stifel Financial Corp., William Blair & Company, L.L.C., and the bulge-bracket investment banking firms; for our FR practice, Evercore Partners, Lazard Ltd, Moelis & Company, N M Rothschild & Sons Limited and PJT Partners; and for our FVA practice, Duff & Phelps Corp., the “big four” accounting firms, and various global financial advisory firms.
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

Regulation
United States
Our business, as well as the financial services industry generally, is subject to extensive regulation in the United States and across the globe. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the United States, the Securities and Exchange Commission (the "SEC") is the federal agency responsible for the administration of the federal securities laws. Houlihan Lokey Capital, Inc. (“Houlihan Lokey Capital”), our wholly owned subsidiary, through which we conduct our CF, FR and transaction opinion businesses in the United States, is registered as a broker-dealer with the SEC. Houlihan Lokey Capital is subject to regulation and oversight by the SEC. In addition, the Financial Industry Regulatory Authority, Inc. ("FINRA"), a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its broker-dealer member firms, including Houlihan Lokey Capital. State securities regulators also have regulatory or oversight authority over Houlihan Lokey Capital in those states in which it does business.
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
Houlihan Lokey Financial Advisors, Inc. (“HLFA”), our wholly owned subsidiary, provides valuation services and related financial analyses of various businesses and types of assets which are used by clients in connection with mergers and acquisitions, divestitures, recapitalizations, dispute analysis, and estate, gift, and income tax support. In rendering such analyses, HLFA does not: (i) make recommendations or provide advice with respect to the merits of any security or transaction, the suitability of transacting in any security, or any investment decision with respect to any security, or (ii) manage or hold client accounts, securities or funds. In addition to valuation and financial consulting and analytic services, HLFA provides dispute resolution services.
The USA PATRIOT Act of 2001 and the Treasury Department’s implementing federal regulations require us, as a “financial institution,” to establish and maintain an anti-money-laundering program. The Financial Crimes Enforcement Network (“FinCEN’’), a part of the United States Department of the Treasury, is charged with protecting the financial system from illicit use, combating money laundering, and promoting national security through financial intelligence.  FinCEN’s customer due diligence rule requires certain financial institutions, including broker-dealers, to obtain, verify, and record certain client information, including, in some cases, beneficial ownership, as well as to maintain adequate internal controls to prevent and detect possible violations of anti-money laundering rules. In addition, in connection with its administration and enforcement of economic and trade sanctions based on United States foreign policy and national security goals, the Treasury Department’s Office of Foreign Assets Control (“OFAC”) publishes a list of individuals and companies owned or controlled by, or acting for or on behalf of, targeted countries. It also lists individuals, groups, and entities, such as terrorists and narcotics traffickers, designated under programs that are not country-specific. Collectively, such individuals and companies are called “Specially Designated Nationals” (“SDNs”). Assets of SDNs are blocked, and we are generally prohibited from dealing with them. In addition, OFAC administers a number of comprehensive sanctions and embargoes that target certain countries, governments and geographic regions. We are generally prohibited from engaging in transactions involving any country, government, entity, or person that is subject to such comprehensive sanctions.

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
Europe
Our European advisory business is conducted primarily through our subsidiary, Houlihan Lokey EMEA, LLP ("HL EMEA, LLP"), a limited liability partnership organized under the laws of England and Wales, with its main office in the United Kingdom and branches in France, Germany and Spain.

HL EMEA, LLP is authorized and regulated by the United Kingdom’s Financial Conduct Authority. The current U.K. regulatory regime is based upon the Financial Services and Markets Act 2000 (“FSMA”), together with secondary legislation and other rules made under FSMA. These rules govern our financial advisory business in the United Kingdom, including regulated activities, record keeping, approval standards for individuals, anti-money laundering and periodic reporting.
HL EMEA, LLP has exercised the appropriate European financial services passport rights to provide cross-border services into all other members of the European Economic Area (the “EEA”) from the United Kingdom and to establish branches in France, Germany and Spain. These “passport” rights derive from the pan-European regime established by the EU Markets in Financial Instruments Directive, which regulates the provision of investment services and activities throughout the EEA.
The United Kingdom ceased being a member of the EU on January 31, 2020 (“Brexit”), which then triggered a transition period that is currently scheduled to end on December 31, 2020, allowing time for the United Kingdom and the EU to negotiate and ratify a trade deal. In order to mitigate the effects of Brexit on our European business, we have incorporated a new European hub entity in Germany, Houlihan Lokey (Europe) GmbH, from which we plan to conduct our regulated business in the EU should it no longer be practicable to provide such services cross-border from the United Kingdom following the end of the transition period. We have filed an application with the relevant German regulatory authorities to conduct this business from the new German entity, which application was approved on February 3, 2020 by the Bundesanstalt für Finanzdienstleistungsaufsicht (“BaFin”). During the course of 2020, we intend to move the business of the Frankfurt branch of HL EMEA, LLP into the new German entity (together with such of its other businesses as we may deem appropriate). Brexit may further impact our European business in ways that are unknown at this time and/or may result in costs that are indeterminate at this time.
Since the acquisition of our subsidiary Quayle Munro Limited (now renamed "Houlihan Lokey (Corporate Finance) Limited"), we have continued to operate its business through that entity. It is also authorized and regulated by the United Kingdom's Financial Conduct Authority and has exercised passport rights as referred to above to provide cross-border services from its London office into other EEA states where it provides services time to time. In addition to Houlihan Lokey (Corporate Finance) Limited, we provide corporate finance advisory services through other subsidiaries in Germany, Italy, the Netherlands and Spain.
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
Australia
In July 2017, the Company purchased the remaining interest of Houlihan Lokey (Australia) Pty Limited ("HL Australia") that we did not previously own, which was historically operated as our joint venture in Australia. HL Australia is licensed and subject to regulation by the Australian Securities & Investments Commission and must also comply with applicable provisions of the Corporations Act 2001 and other Australian legal and regulatory requirements, including capital adequacy rules, customer protection rules, and compliance with other applicable trading and investment banking regulations.
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

Dubai
Effective September 25, 2017, the Dubai Financial Services Authority ("DFSA") granted a license under Article 48 of the Regulatory Law 2004 to Houlihan Lokey (MEA Financial Advisory) Ltd. to carry on business providing certain regulated financial services from its office in the Dubai International Financial Centre. Such entity is subject to DFSA administered law and regulation (most notably certain applicable modules of the DFSA Rulebook), and individuals within it carrying out "licensed functions" (essentially senior management roles) are required to be approved by DFSA to so act.
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
The United States Foreign Corrupt Practices Act of 1977 (the “FCPA”), the U.K. 2010 Bribery Act and similar laws to which we may be subject prohibit the payment of bribes to foreign government officials and political figures. The FCPA has a broad reach, covering all United States companies and citizens doing business abroad, and defining a foreign official to include not only those holding public office but also local citizens acting in an official capacity for or on behalf of foreign government-run or -owned organizations or public international organizations. The FCPA also requires maintenance of appropriate books and records and maintenance of adequate internal controls to prevent and detect possible FCPA violations. Similarly, the U.K. 2010 Bribery Act prohibits us from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage.

Organizational Structure
Overview
Houlihan Lokey, Inc. is a holding company that operates our business through its subsidiaries, the primary subsidiaries being Houlihan Lokey Capital, HLFA and HL EMEA LLP, each of which is described above under “Regulation.”
The diagram below depicts our current organizational structure and the percentages are as of March 31, 2020:

HL Voting Trust
Public
Class B common stock
• 80.7% voting interest
• 29.5% economic interest
Class A common stock
• 19.3% voting interest
• 70.5% economic interest
Houlihan Lokey, Inc.
Houlihan Lokey, Inc. Subsidiaries

HL Voting Trust Agreement
In connection with the corporate reorganization and the IPO, we entered into the Voting Trust Agreement (the “HL Voting Trust Agreement”) dated as of August 18, 2015 with the HL Holders and the trustees of the HL Voting Trust. Pursuant to the HL Voting Trust Agreement, the trustees have the right to vote the shares of our common stock deposited by any HL Holder, together with any shares of Class B common stock acquired by such HL Holder, in their sole and absolute discretion on any matter, without fiduciary duties of any kind to the HL Holders. As of March 31, 2020, the HL Voting Trust controlled approximately 80.7% of the total voting power of the Company.

Lock-Up Agreements
In connection with the corporate reorganization and subsequent grants of Class B common stock, each HL Holder depositing shares of our common stock into the HL Voting Trust also entered into an individual lock-up agreement with the Company. Under these lock-up agreements, shares of our common stock deposited into the HL Voting Trust and beneficially owned by the HL Holders generally were locked up for a period of three years following the effective date of the IPO, after which these shares become transferable in three equal installments on each of the third, fourth and fifth anniversaries of the IPO; provided that shares of our common stock held by managing directors and certain senior corporate officers of the Company whose employment with us or any of our subsidiaries terminated prior to the third anniversary of the IPO for reasons other than death or disability generally are subject to transfer restrictions, and are ineligible to participate in any follow-on offerings, in each case, through the seventh anniversary of the IPO. The fifth anniversary of the IPO will occur on August 18, 2020, meaning that, except with respect to shares held by thirteen managing directors and senior corporate officers whose employment terminated prior to the third anniversary of the IPO and whose shares will remain subject to the lock-up until the seventh anniversary of the IPO, all shares of Class B common stock held by the HL Holders will no longer be subject to the IPO lock-up agreements as of such date. Notwithstanding the foregoing, the lock-up agreements provide that:

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
Controlled Company

The HL Voting Trust controls a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” under the rules of the New York Stock Exchange. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements that (i) a majority of our board of directors consist of independent directors and (ii) that our board of directors have compensation and nominating and corporate governance committees composed entirely of independent directors, as independence is defined in Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and under the New York Stock Exchange listing standards. We utilize, and intend to continue to utilize, these exemptions. As a result, although we have a fully independent audit committee as required by the New York Stock Exchange, we do not expect that the majority of our directors will be independent for some time. See “Risk Factors—Risks Related to Our Class A Common Stock—We are a “controlled company” within the meaning of the New York Stock Exchange listing standards and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. Holders of Class A common stock do not have the same protections afforded to stockholders of companies that are subject to such requirements.” In the event that we cease to be a “controlled company” and our shares continue to be listed on the New York Stock Exchange, we will be required to comply with these provisions by the expiration of the applicable transition periods.

Market and Industry Data
The industry, market and competitive position data referenced throughout this Form 10-K are based on research, industry and general publications, including surveys and studies conducted by third parties. Industry rankings are based on data provided by Refinitiv (formerly Thomson Reuters) unless otherwise noted. Information from Refinitiv relating to industry rankings are sourced through direct deal submissions from financial institutions coupled with research performed by Refinitiv analysts. Industry publications, surveys and studies generally state that they have been obtained from sources believed to be reliable. We have not independently verified such third party information. While we are not aware of any misstatements regarding any industry, market or similar data presented herein, such data involve uncertainties and are subject to change based on various factors, including those discussed under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Form 10-K.

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

Risks Related to Our Business
The scale, scope, and duration of the impact of the COVID-19 pandemic on our business are unpredictable and depend on a number of factors outside of our control. We cannot reasonably predict the magnitude of the ultimate impact that COVID-19 will have on us and the impact may have a sustained adverse effect on our business, revenues, operating results and financial condition.
The rapid, worldwide spread of a novel strain of coronavirus and the pandemic caused thereby (collectively, “COVID-19”) has created global economic disruption and uncertainty. COVID-19 has adversely impacted our business and is expected to continue to have a significant and adverse effect on our business, revenues and operating results in the short term. The scale, scope, and duration of the impact of the COVID-19 pandemic are unpredictable. The negative impact of COVID-19 on our business may be sustained, increase in significance and affect us in ways we cannot foresee at this time.
As a financial services firm, we are materially affected by conditions in the global financial markets and economic conditions throughout the world. During periods of unfavorable market or economic conditions, including current market conditions, the volume and value of M&A and capital markets transactions decreases, thereby reducing the demand for our M&A and capital markets advisory services and increasing price competition among financial services companies seeking such engagements. Starting in March 2020, M&A and capital markets transactions have generally been put on hiatus and fewer new transactions are launching due to market volatility and uncertainty caused by COVID-19. Our Corporate Finance revenues have been and are expected to continue to be adversely affected by such reduction in the volume or value of such advisory transactions. Further, in the period following an economic downturn, the volume and value of M&A and capital markets transactions typically takes time to recover and lags a recovery in market and economic conditions. While we anticipate that our Financial Restructuring advisory business will see increased activity due to the substantial impairment of global financial markets and economic conditions, it is uncertain as to whether this increase will produce revenues equal to those lost in our Corporate Finance advisory business. In addition, historically, the transition from an environment in which there is strong M&A and capital markets activity to one in which there is strong Financial Restructuring activity does not happen at once. Therefore, our overall revenues are likely to be reduced for some period before (if it occurs at all) we realize substantial revenues from our Financial Restructuring business segment. As such, our profitability is expected to be adversely affected in the short term due to COVID-19 and may be impacted for a sustained period if we determine not to, or are unable to, scale back fixed and other costs within a time frame sufficient to match decreases in revenue relating to changes in market and economic conditions. We believe COVID-19’s adverse impact will also be significantly driven by other factors that are beyond our control, including, for example: the timing, scope, and effectiveness of additional governmental responses to the pandemic; medical advancements providing vaccinations for the novel coronavirus and treatments for the medical conditions caused by the virus, the timing and speed of economic recovery; and the impact on our clients’ willingness to transact in a sustained uncertain environment.
Our business (from both a marketing and execution perspective) depends to a large degree on our financial staff meeting in person with potential and engaged clients, potential and actual counterparties to our clients involved in transactions, and other parties in interest. The travel restrictions and social distancing requirements that have been put in place as a result of COVID-19 have for the short-term eliminated, and may over a long-term greatly diminish, our ability to travel and attend events and meetings in person. While, during the COVID-19 pandemic, our financial staff members have successfully conducted meetings using technology, our ability to generate and conduct business likely has been adversely impacted. These technology based meetings may become normalized and the impact will diminish over time, but we believe that we are best able to conduct our business if we are not constrained by the current travel restrictions and social distancing requirements.

We have implemented various initiatives to reduce the impact of COVID-19 on our firm, such as employees working remotely from home, while also seeking to maintain business continuity. We face various cybersecurity and other operational risks related to our business on a day to day basis, which are heightened by COVID-19. We rely heavily on financial, accounting, communication, and other information technology systems, including, without limitation, cloud based storage systems, and the people who operate them. These systems, including the systems of third parties on whom we rely, may experience a disruption as a result of COVID-19 or increased cybersecurity threats. If we were unable to timely and successfully recover from such a disruption, our business could be materially impacted and could cause material financial loss, regulatory actions, reputational harm or legal liability. An extended period of remote working by our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. COVID-19 presents a threat to our employees’ well-being. While we have implemented a business continuity plan to protect the health of our employees, such plans cannot anticipate all scenarios, and we may experience a potential loss of productivity.
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
Our future growth will depend on, among other things, our ability to successfully identify, recruit, and develop talent and will require us to commit additional resources.
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
As a financial services firm, we are materially affected by conditions in the global financial markets and economic conditions throughout the world. Unfavorable market or economic conditions may adversely affect our businesses; in particular, where revenue generated is directly related to the volume and size of the transactions in which we are involved. For example, weak market or economic conditions may adversely affect our CF and FVA groups because, in an economic downturn, the volume and size of transactions may decrease, thereby reducing the demand for our M&A, capital raising and opinion advisory services and increasing price competition among financial services companies seeking such engagements. Moreover, in the period following an economic downturn, the volume and size of transactions typically takes time to recover and lags a recovery in market and economic conditions. On the other hand, strong market or economic conditions may adversely affect our FR group. In a strong economic environment, the volume and size of recapitalization and restructuring transactions may decrease, thereby reducing the demand for the services provided by our FR business segment and increasing price competition among financial services companies seeking such engagements. Changes in market and economic conditions are expected to impact our businesses in different ways, and we may not be able to benefit from such changes. Further, our business, financial condition and results of operations could be adversely affected by changing market or economic conditions.
Our profitability may also be adversely affected by changes in market and economic conditions because we may not be able to reduce certain fixed costs within a time frame sufficient to match any decreases in revenue. The future market and economic climate may deteriorate because of many factors beyond our control, including rising interest rates or inflation, terrorism or political uncertainty.
We are subject to reputational and legal risk arising from, among other things, actual or alleged employee misconduct, conflicts of interest, failure to meet client expectations or cybersecurity breaches, or other operational failures.
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

Further, because we provide our services primarily in connection with significant or complex transactions, disputes or other matters that usually involve confidential and sensitive information or are adversarial, and because our work is the product of myriad judgments of our financial professionals and other staff operating under significant time and other pressures, we may not always perform to the standards expected by our clients. In addition, we may face reputational damage from, among other things, litigation against us, our failure to protect confidential information and/or breaches of our cybersecurity protections or other inappropriate disclosure of confidential information, including inadvertent disclosures.There is also a risk that our employees could engage in misconduct that could adversely affect our business. If our employees were to improperly use or disclose confidential information provided by our clients, we could be subject to regulatory sanctions and legal liability and suffer serious harm to our reputation, financial position, current client relationships and ability to attract future clients. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent misconduct may not be effective in all cases. In addition, our financial professionals and other employees are responsible for the security of the information in our systems or under our control and for ensuring that non-public information is kept confidential. Should any employee not follow appropriate security measures, the improper release or use of confidential information could result. If our employees engage in misconduct or fail to follow appropriate security measures, we could be subject to legal liability and reputational harm, which could impair our ability to attract and retain clients and in turn materially adversely affect our business.
A substantial portion of our revenue is derived from advisory engagements in our CF and FR business segments, including engagements under which our fees include a significant component based upon goals, such as the completion of a transaction. As a result, our revenue and profits are highly volatile on a quarterly basis and may cause the price of our Class A common stock to fluctuate and decline.
Revenue and profits derived from our CF and FR business segments can be highly volatile. We derive a substantial portion of our revenue from advisory fees, which are mainly generated at key transaction milestones, such as closing, the timing of which is outside of our control. From time to time, we enter into engagement agreements under which our fees include a significant component based upon goals, such as the completion of a transaction. In many cases, for advisory engagements that do not result in the successful consummation of a transaction, we are not paid a fee other than the reimbursement of certain out-of-pocket expenses and, in some cases, a modest retainer, despite having devoted considerable resources to these transactions. The achievement of these contractually-defined goals is often impacted by factors outside of our control, such as market conditions and the decisions and actions of our clients and interested third parties. For example, a client could delay or terminate an acquisition transaction because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or shareholder approvals, failure to secure necessary financing, adverse market conditions or because the target's business is experiencing unexpected financial problems. In addition, as a result of the COVID-19 pandemic, the closing of transactions is currently taking longer than in prior periods, which in turn delays our recognition of revenue. Anticipated bidders for client assets during a restructuring transaction may not materialize or our client may not be able to restructure its operations or indebtedness due to a failure to reach agreement with its principal creditors. Because these fees are contingent, revenue on such engagements, which is recognized when all revenue recognition criteria are met, is not certain and the timing of receipt is difficult to predict and may not occur evenly throughout the year.
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
Our acquisitions, joint ventures, and strategic investments may result in additional risks and uncertainties in our businesses.
In addition to recruiting and organic expansion, we have grown, and intend to continue to grow, our core businesses through acquisitions, joint ventures and strategic investments.

We regularly evaluate opportunities to acquire other businesses. Unless and until acquisitions of other businesses generate meaningful revenues, the purchase prices we pay to acquire such businesses could have a material adverse effect on our business, financial condition and results of operations. If we acquire a business, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to realize the financial, operational, and other benefits we anticipate from acquisitions. Competition for future acquisition opportunities in our markets could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, acquisitions may involve a number of special financial and business risks, including expenses related to any potential acquisition from which we may withdraw, diversion of our management's time, attention, and resources, decreased utilization during the integration process, loss of key acquired personnel, difficulties in integrating diverse corporate cultures, increased costs to improve or integrate personnel and financial, accounting, technology and other systems, including compliance with the Sarbanes-Oxley Act, dilutive issuances of equity securities, including convertible debt securities, incurrence of debt, the assumption of legal liabilities, amortization of acquired intangible assets, potential write-offs related to the impairment of goodwill, and additional conflicts of interest. If we are unable to successfully manage these risks, we will not be able to implement our growth strategy, which ultimately could materially adversely affect our business, financial condition and results of operations.
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
Goodwill and other intangible assets represent a significant portion of our assets, and totaled $812.8 million as of March 31, 2020. Goodwill is the excess of cost over the fair market value of net assets acquired in business combinations. We review goodwill and intangible assets at least annually for impairment. We may need to perform impairment tests more frequently if events occur or circumstances indicate that the carrying amount of these assets may not be recoverable. These events or circumstances could include a significant change in the business climate, attrition of key personnel, a prolonged decline in our stock price and market capitalization, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of one of our businesses and other factors. Although we determined that it is not more likely than not that the fair values of our goodwill and intangible assets were less than their carrying values during our fiscal 2020 and fiscal 2019, annual impairment reviews of indefinite-lived intangible assets or any future impairment of goodwill or other intangible assets would result in a non-cash charge against earnings, which would adversely affect our results of operations. The valuation of the reporting units requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our reporting units, including such factors as market performance, changes in our client base and projected growth rates. Because these factors are ever changing, due to market and general business conditions, our goodwill and indefinite-lived intangible assets may be impaired in future periods.
We may be unable to execute on our growth initiatives, business strategies, or operating plans.
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
U.S. tax legislation may materially adversely affect our financial condition, results of operations, and cash flows.
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
In fiscal 2020, we earned approximately 16.0% of our revenue from our international operations. We intend to grow our non-United States business, including growth into new regions with which we have less familiarity and experience, and this growth is important to our overall success. In addition, many of our larger clients are non-United States entities. Our international operations carry special financial and business risks, which could include the following:
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
Because our financial statements are denominated in United States dollars and we receive a portion of our net revenue in other currencies, we are exposed to fluctuations in foreign currencies. In addition, we pay certain of our expenses in such currencies. Fluctuations in foreign currency exchange rates led to a net loss in cash of $7.8 million for fiscal 2020, compared to a net loss in cash of $8.7 million for fiscal 2019. In particular, we are exposed to the Euro and the pound sterling, and the weakening of the Euro and other currencies relative to the United States dollar has had, and may continue to have, an adverse effect on our revenue. From time to time, we have entered into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. Notwithstanding our entry into such hedge transactions, a depreciation of any of the currencies to which we are exposed relative to the United States dollar could result in an adverse impact to our business, financial condition, results of operations and/or cash flows.

The cost of compliance with international broker-dealer, employment, labor, benefits, and tax regulations may adversely affect our business and hamper our ability to expand internationally.
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
As a participant in the financial services industry, we are subject to extensive regulation in the United States and internationally. We are subject to regulation by governmental and self-regulatory organizations in the jurisdictions in which we operate. As a result of market volatility and disruption in recent years, the United States and other governments have taken unprecedented steps to try to stabilize the financial system, including providing assistance to financial institutions and taking certain regulatory actions. The full extent of the effects of these actions and of legislative and regulatory initiatives (including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”)) implemented in connection with, and as a result of, such extraordinary disruption and volatility is uncertain, both as to the financial markets and participants in general, and as to us in particular.

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

We face substantial litigation risks.
Our role as advisor to our clients involves complex analysis and the exercise of professional judgment, including rendering fairness opinions in connection with mergers and other transactions. Our activities, and particularly those of our FVA group, may subject us to the risk of significant legal liabilities to our clients and affected third parties, including shareholders of our clients who could bring securities class actions against us. In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial services companies have been increasing. Litigation alleging that we performed below our agreed standard of care or breached any other obligations to a client or other parties could expose us to significant legal liabilities, particularly with respect to our FVA group, and, regardless of outcome, is often very costly, could distract our management and could damage our reputation. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. Our engagements typically include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us in all cases, including when we perform below our agreed standard of care or a client does not have the financial capacity to pay under the indemnity. As a result, we may incur significant legal expenses in defending against or settling litigation. In addition, we may have to spend a significant amount to adequately insure against these potential claims, or insurance coverage may not be available on commercial terms or at all. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects, financial condition and results of operations.

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
We face the risk that certain clients may not have the financial resources to pay our agreed-upon advisory fees, including in the bankruptcy or insolvency context. Our clients include some companies that may from time to time encounter financial difficulties. If a client's financial difficulties become severe, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. On occasion, some of our clients have entered bankruptcy, which has prevented us from collecting amounts owed to us. The bankruptcy of a number of our clients that, in the aggregate, owe us substantial accounts receivable could have a material adverse effect on our business, financial condition and results of operations. In addition, if a number of clients declare bankruptcy after paying us certain invoices, courts may determine that we are not properly entitled to those payments and may require repayment of some or all of the amounts we received, which could adversely affect our business, financial condition and results of operations. In addition, some fees earned from certain activities in our FR business segment are subject to approval by the United States Bankruptcy Courts and other interested parties, including United States Trustees, which have the ability to challenge the payment of those fees. Fees earned and reflected in our revenue may from time to time be subject to successful challenges, which could result in a reduction of revenue. Finally, certain clients may also be unwilling to pay our advisory fees in whole or in part, in which case we may have to incur significant costs to bring legal action to enforce our engagement agreements to obtain our advisory fees. We accrued bad debt expense of $4.9 million in fiscal 2020 and $1.7 million in fiscal 2019, related to uncollectible or doubtful accounts receivable.

We may not be able to generate sufficient cash in the future to service any future indebtedness.
As of March 31, 2020, we only had $36.7 million of debt and other liabilities, but may incur additional debt in the future. Our ability to make scheduled payments on or to refinance our debt obligations will depend on our business, financial condition and results of operations. We cannot provide assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal of, and interest on, our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance such indebtedness.
Our businesses, profitability and future prospects may be adversely affected by Brexit.
As discussed in “Business - Regulation” in Part I, Item 1 of this Form 10-K, as a result of the process spawned by Brexit, there is considerable uncertainty as to the regulatory framework that will govern transactions and business undertaken by our U.K.-based subsidiaries in the EU, both in the near term and the long term. As a result, we face numerous risks that could adversely affect how we conduct our businesses or our profitability and liquidity.
Our U.K.-based operating subsidiaries currently benefit from non-discriminatory access to EEA based clients through arrangements for cross-border “passporting” and the establishment of EU branches. It is uncertain whether these subsidiaries will continue to benefit from the existing access arrangements for financial services following December 31, 2020, the date on which the transition period between the United Kingdom and the EU is currently scheduled to terminate. Further, whether or not a ratified trade deal is agreed between the parties, there is uncertainty regarding the terms of the long-term trading relationship between the EU and the U.K., including the terms of access to each other’s financial markets.
Operating in the EU through our new European hub entity in Germany in order to address the loss of passporting benefits accruing to our U.K. based subsidiaries could materially adversely affect the manner in which we operate certain businesses in Europe, require us to restructure certain of our operations and expose us to higher operational, regulatory and compliance costs, higher taxes, higher subsidiary-level capital and liquidity requirements, additional restrictions on intercompany transactions, and new restrictions on the ability of our subsidiaries to share personal data, including client data, all of which could adversely affect our liquidity and profitability.
Although we have invested significant resources to plan for and address Brexit and its consequences, there can be no assurance that we will be able to successfully execute our strategy. In addition, even if we are able to successfully execute our strategy, we face the risk that Brexit could have a disproportionately adverse effect on our EU operations compared to some of our competitors who have more extensive pre-existing operations in the EU outside of the U.K. In addition, Brexit has created an uncertain political and economic environment in the U.K., and may create such environments in other EU-member states. Political and economic uncertainty has in the past led to, and the outcome of Brexit could lead to, declines in market liquidity and activity levels, volatile market conditions, a contraction of available credit, changes in interest rates or exchange rates, weaker economic growth and reduced business confidence all of which could adversely impact our business.

Risks Related to Our Class A Common Stock
The dual class structure of our common stock and the ownership of our Class B common stock by the HL Holders through the HL Voting Trust have the effect of concentrating voting control with the HL Voting Trust for the foreseeable future, which limits the ability of our Class A common stockholders to influence corporate matters. We are controlled by the HL Voting Trust, whose interests may differ from those of our Class A common stockholders.
Each share of our Class B common stock is entitled to ten votes per share, and each share of our Class A common stock is entitled to one vote per share. As a result of the greater number of votes per share attributed to our Class B common stock, as of March 31, 2020, the HL Holders through the HL Voting Trust beneficially owned 19,345,277 shares of common stock representing approximately 29.5% of the economic interest, and controlled 80.7% of the voting power of our outstanding capital stock. The HL Voting Trust will, for the foreseeable future, have significant influence over our corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval. The HL Voting Trust is able to elect a majority of the members of our board of directors and control actions to be taken by us and our board of directors, including amendments to our amended and restated certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. This concentrated control will limit the ability of holders of our Class A common stock to influence corporate matters for the foreseeable future and may materially adversely affect the market price of our Class A common stock. It is possible that the interests of the HL Voting Trust may in some circumstances conflict with our interests and the interests of our other stockholders. For example, the HL Voting Trust may have different tax positions or other differing incentives from other stockholders that could influence their decisions regarding whether and when to cause us to dispose of assets, incur new or refinance existing indebtedness or take other actions. Additionally, the holders of our Class B common stock may cause us to make strategic decisions or pursue acquisitions that could involve risks to holders of our Class A common stock or may not be in the best interests of holders of our Class A common stock.
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
The HL Voting Trust controls a majority of the voting power of our outstanding common stock. As a result, we qualify as a “controlled company” within the meaning of the corporate governance standards of the New York Stock Exchange. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that a majority of the board of directors consist of independent directors, the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors, and the requirement that we have a compensation committee that is composed entirely of independent directors.
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
All of our executive officers and the other HL Holders who have deposited their shares into the HL Voting Trust are subject to lock-up agreements that restrict their ability to transfer shares of our capital stock. These agreements restricted these holders’ ability to transfer shares of our capital stock until August 2018, subject to acceleration in certain circumstances. In August 2018, approximately 3.9 million shares were released from these restrictions, and in August 2019 approximately 10.1 million additional shares were also released from these restrictions. Substantially all of the shares of common stock held by HL Holders indirectly through the HL Voting Trust which remain subject to these restrictions will become transferable on August 18, 2020. As of March 31, 2020, 19,367,230 shares of our Class A common stock issuable upon conversion of outstanding Class B common stock are eligible for sale, subject to the restrictions under the lock-up agreements described above, and subject to certain restrictions under the Securities Act of 1933, as amended (the “Securities Act”). Stockholders who are subject to any of the lock-up agreements described above may be permitted to sell shares prior to the expiration of the applicable lock-up agreement in certain circumstances, including a secondary offering, or as a result of a waiver approved by the Board of Directors.
We will continue to incur increasing costs as a public company and in the administration of our organizational structure.
As a public company, we incur significant legal, accounting, insurance and other expenses including costs associated with public company reporting requirements. We will continue to incur costs associated with the Sarbanes-Oxley Act and related rules implemented by the SEC. We also incur ongoing periodic expenses in connection with the administration of our organizational structure. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing as a result of additional rules and regulations. We expect this to continue which will likely make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.
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

Item 1B.    Unresolved Staff Comments

None.
Item 2.    Properties

Our headquarters is located in leased office space at 10250 Constellation Boulevard, Los Angeles, California 90067. We lease the space in the United States for our offices in Atlanta, Chicago, Dallas, Houston, Minneapolis, Miami, New York, San Francisco and Washington D.C.; and internationally in Amsterdam, Beijing, Dubai, Frankfurt, Hong Kong, London, Madrid, Milan, Paris, Singapore, Sydney and Tokyo.

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
As of May 13, 2020, there were approximately fourteen holders of record of our Class A common stock and one holder of record of our Class B common stock. This does not include the number of shareholders that hold shares in "street-name" through banks or broker-dealers or through the HL Voting Trust.
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

In February 2020, the Company issued an aggregate of 9,343 shares of Class B common stock at a price of $53.23 per share to certain former employees of a business acquired in 2017.

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

Stock Performance

The stock performance graph below compares the performance of an investment in our Class A common stock, from August 13, 2015 through March 31, 2020, with that of the S&P 500 Index and the S&P Financial Index.  The graph assumes $100 was invested in each of our Class A common stock on August 13, 2015 (at the closing price on the first trading day following our initial public offering), the S&P 500 Index and the S&P Financial Index.  It also assumes that dividends were reinvested on the date of payment without payment of any commissions.  The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF HISTORICAL RETURNS AMONG HOULIHAN LOKEY, INC. CLASS A COMMON STOCK, S&P 500 INDEX AND S&P FINANCIALS INDEX

$235
$210
$185
$160
$135
$110
$85
08/13/15
09/30/15
12/31/15
03/31/16
06/30/16
09/30/16
12/30/16
03/31/17
06/30/17
09/29/17
12/29/17
03/29/18
06/29/18
09/28/18
12/31/18
03/29/19
06/28/19
09/30/19
12/31/19
03/31/20
Houlihan Lokey, Inc.
S&P 500 Index
S&P Financials Index

Purchases of Equity Securities

The following table summarizes all of the repurchases of Houlihan Lokey, Inc. equity securities during the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased and Retired As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2020 - January 31, 2020	3,123	$48.49	3,123	—
February 1, 2020 - February 29, 2020	—	—	—	—
March 1, 2020 - March 31, 2020 (2)	35,875	46.51	35,875	—
Total	38,998	$46.66	38,998	$35,428,568

(1)
In July 2018, the board of directors authorized the repurchase of up to an additional $100 million of the Company's common stock (incremental to the $50 million repurchase program that was approved by our board in February 2017). The shares of Class A common stock repurchased through this program have been retired.

(2)
Includes 164 unvested shares of Class B common stock at an average price per share of $46.40, which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards.

Item 6.	Selected Financial Data

The following selected financial and other data are derived from our audited consolidated financial statements. The selected financial and other data should be read together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended March 31,
(In thousands, except share data and per share amounts)	2020	2019	2018	2017	2016
Consolidated Operating Data
Revenues (1)	$1,159,368	$1,084,385	$963,364	$872,091	$693,765
Operating expenses:
Employee compensation and benefits	737,762	692,073	636,631	582,244	461,609
Non-compensation expenses (1)	192,005	173,215	112,320	107,852	105,756
Total operating expenses	929,767	865,288	748,951	690,096	567,365
Operating income	229,601	219,097	214,413	181,995	126,400
Other (income)/expense, net	(6,046)	(5,223)	(3,423)	3,508	770
Income before provision for income taxes	235,647	224,320	217,836	178,487	125,630
Provision for income taxes	51,854	65,214	45,553	70,144	55,863
Net income	183,793	159,106	172,283	108,343	69,767
Net income attributable to noncontrolling interest	—	—	—	—	(26)
Net income attributable to Houlihan Lokey, Inc.	$183,793	$159,106	$172,283	$108,343	$69,741

Weighted average shares of common stock outstanding:
Basic	62,152,870	62,213,414	62,494,275	61,100,497	59,044,891
Diluted	65,725,516	65,846,132	66,324,093	66,579,130	63,475,903
Earnings per share
Basic	$2.96	$2.56	$2.76	$1.77	$1.18
Diluted	$2.80	$2.42	$2.60	$1.63	$1.10
Cash dividends per share	$1.24	$1.08	$0.80	$0.71	$0.30

Consolidated Balance Sheets Data
Cash and cash equivalents	$380,373	$285,746	$206,723	$300,314	$166,169
Investment securities (2)	135,389	125,258	209,319	—	—
Total assets (3)	1,677,003	1,425,912	1,418,841	1,385,707	1,070,884
Long-term obligations (4)	4,101	8,004	10,872	15,112	76,620
Total liabilities (3)	692,621	534,583	566,028	655,252	417,329
Total stockholders' equity	984,382	891,329	852,813	726,617	651,160

(1)
The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers, on April 1, 2018. The Company used the modified retrospective method that resulted in the Company prospectively changing the presentation of reimbursements of certain out-of-pocket expenses from a net presentation within non-compensation expenses to a gross basis in revenues. This resulted in an increase in both revenues and related out-of-pocket expenses of approximately $33.8 million and $33.6 million for the years ended March 31, 2020 and 2019, respectively.

(2)
Investment securities consists of corporate debt and U.S. treasury securities with maturities less than one year. Investment securities as of March 31, 2018, 2017, and 2016, also include certificates of deposit.

(3)
The Company adopted ASU No. 2016-02, Leases, on April 1, 2019. On adoption, the Company recognized the present value of its existing minimum lease payments as an ROU asset and a lease liability. As of March 31, 2020, this ROU asset and lease liability was $135,240 and $154,218, respectively.

(4)	For further detail, please see Contractual Obligations included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our historical financial statements and related notes included elsewhere in this Form 10-K. Actual results and the timing of events may differ significantly from those expressed or implied in any forward-looking statements due to a number of factors, including those set forth in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Form 10-K. For discussion related to changes in financial condition and the results of operations for fiscal year 2018-related items, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year 2019, which was filed with the Securities and Exchange Commission on May 25, 2019.
Executive Overview
Established in 1972, Houlihan Lokey is a leading global independent investment bank with expertise in mergers and acquisitions, capital markets, financial restructurings, and financial and valuation advisory. With offices the United States, Europe, the Middle East, and the Asia-Pacific region, the Company serves a diverse set of clients including corporations, financial sponsors and government agencies worldwide. Houlihan Lokey’s financial professionals deliver meaningful and differentiated advice to clients on strategy and financial decisions employing a rigorous analytical approach coupled with deep product and industry expertise.
We operate in three segments: Corporate Finance ("CF"), Financial Restructuring ("FR") and Financial and Valuation Advisory ("FVA"). In our CF business segment, we believe we are an established leader in M&A and capital markets advisory services. Through our FR business segment, we advise on some of the largest and most complex restructurings around the world. Our FVA business segment is one of the largest and most respected valuation, financial opinion and financial consulting practices in the United States.
As of March 31, 2020, we served our clients globally with 1,068 financial professionals, including 198 Managing Directors. We plan to continue to grow our firm across industry sectors, geographies and products to deliver quality advice and innovative solutions to our clients, both organically and through acquisitions. Acquisitions over the last several years include: Leonardo & Co. NV in November 2015 in Germany, the Netherlands and Spain, and Leonardo's investment banking operations in Italy in June 2019 (collectively, "Leonardo"), which enable us to provide a much greater breadth of services and coverage to our clients both in continental Europe and across the globe; Quayle Munro Limited in April 2018, which expanded our capabilities in the data and analytics sector; BearTooth Advisors in May 2018, which provided us with a private equity fundraising advisory platform; Fidentiis Capital in November 2019, an independent advisory business providing independent corporate finance advisory services relating to mergers and acquisitions, capital raising, and financing; and Freeman & Co. in December 2019, an independent advisory business providing mergers and acquisitions advisory, capital raising, and other investment banking advisory services for the financial services sector.
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
Corporate expenses represent expenses that are not allocated to individual business segments such as office of the executives, accounting, information technology, compliance and legal, marketing, human capital, including related compensation expense for corporate employees.
Business Environment and Outlook
Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” for a discussion of some of the factors that can affect our performance.
Our fiscal year ends on March 31 of each year. Beginning in the fiscal year ended March 31, 2019, the Company prospectively changed the presentation of reimbursements of certain out-of-pocket expenses from a net presentation within operating expenses to a gross basis in revenues. For the fiscal year ended March 31, 2020, we earned revenues of $1,159.4 million, an increase of 7% from the $1,084.4 million earned during the fiscal year ended March 31, 2019. For our fiscal year ended March 31, 2019, revenues increased 13% over fiscal year ended March 31, 2018 revenues of $963.4 million.

For the fiscal years ended March 31, 2020, 2019, and 2018, we earned revenues of $184.3 million, $205.5 million, and $133.3 million, respectively, from our international operations.
While our team of investment banking professionals continues to be very active, we caution that given the uncertainty and volatility in the world caused by COVID-19, the closing of some CF transactions on which we are advising has been delayed, which may temporarily have a negative impact on the timing of revenues. On a global basis, in the first quarter of calendar 2020, M&A transaction completions were down 23% versus the prior year period. At the same time, companies across the economy are experiencing severe financial distress as a result of the business cessation caused by COVID-19, and accordingly, our FR activity has increased as companies, creditor groups, and other constituencies across most sectors are seeking our advice. We believe that our FR business will, in the longer-term, continue to contribute revenue; however, there may be a period where M&A and capital markets transactions remain on hiatus and restructuring completions lag, which would cause our revenues to decrease in the short term. In addition, we believe we have a strong market presence, but we cannot control or predict the ultimate magnitude of the pandemic, the timing and speed of the economic recovery, and the ultimate impact that it may have on our revenues. In this uncertain environment, we also believe we are well-positioned to weather the COVID-19 pandemic, with a strong balance sheet with substantial liquidity.
Key Financial Measures
Revenues
Revenues include fee revenues and reimbursements of expenses (see Note 3 included in Part II, Item 8 of this Form 10-K). Revenues reflect revenues from our CF, FR, and FVA business segments that substantially consist of fees for advisory services.

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

On April 1, 2018, we adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize revenue as contractual services are transferred to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those services. The Company used the modified retrospective method that also resulted in the Company prospectively changing the presentation of reimbursements of certain out-of-pocket expenses from a net presentation within non-compensation expenses to a gross basis in revenues. See Note 3 included in Part II, Item 8 of this Form 10-K for a more detailed discussion.

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
FVA primarily provides valuations of various assets, including: companies; illiquid debt and equity securities; and intellectual property (among other assets and liabilities). These valuations are used for financial reporting, tax reporting, and other purposes. In addition, our FVA business segment renders fairness opinions in connection with mergers and acquisitions and other transactions, and solvency opinions in connection with corporate spin-offs and dividend recapitalizations, and other types of financial opinions in connection with other transactions. Also, our FVA business segment provides dispute resolution services to clients where fees are usually based on the hourly rates of our financial professionals. Unlike our CF or FR segments, the fees generated in our FVA segment are generally not contingent on the successful completion of a transaction.
Operating Expenses
Our operating expenses are classified as employee compensation and benefits expense and non-compensation expense; revenue and headcount are the primary drivers of our operating expenses. Subsequent to the April 1, 2018 adoption of ASU No. 2014-09, Revenue from Contracts with Customers, the Company prospectively changed the presentation of reimbursements of certain out-of-pocket deal expenses from a net presentation within non-compensation expenses to a gross basis in Revenues. Therefore, for the years ended March 31, 2020 and 2019, reimbursements of certain out-of-pocket deal expenses are included in both Revenues and Operating expenses on the Consolidated Statements of Comprehensive Income.
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

Other (Income)/Expense, net

Other (income)/expense, net includes (i) interest income earned on non-marketable and investment securities, Cash and cash equivalents, loans receivable from affiliates, employee loans, and commercial paper, (ii) interest expense and fees on our 2015 Line of Credit or 2019 Line of Credit (each defined herein), (iii) interest expense on the loan payable to affiliate, Loans payable to former shareholders, and the Loan payable to non-affiliates, (iv) equity income and/or gains or losses from funds and partnership interests where we have more than a minor ownership interest or more than minor influence over operations, but do not have a controlling interest and are not the primary beneficiary, and (v) gains and/or losses associated with the reduction/increase of earnout liabilities.
Results of Consolidated Operations
The following is a discussion of our results of operations for the years ended March 31, 2020 and 2019. For a more detailed discussion of the factors that affected the revenues and the operating expenses of our CF, FR, and FVA business segments in these periods, see "Business Segments" below.

	Year Ended March 31,			Change
($ in thousands)	2020	2019	2018	'19-'20	'18-'19
Revenues	$1,159,368	$1,084,385	$963,364	7%	13%
Operating expenses:
Employee compensation and benefits	737,762	692,073	636,631	7%	9%
Non-compensation expenses	192,005	173,215	112,320	11%	54%
Total operating expenses	929,767	865,288	748,951	7%	16%
Operating income	229,601	219,097	214,413	5%	2%
Other (income)/expense, net	(6,046)	(5,223)	(3,423)	16%	53%
Income before provision for income taxes	235,647	224,320	217,836	5%	3%
Provision for income taxes	51,854	65,214	45,553	(20)%	43%
Net income attributable to Houlihan Lokey, Inc.	183,793	159,106	172,283	16%	(8)%

Year Ended March 31, 2020 versus March 31, 2019

Revenues were $1,159.4 million for the year ended March 31, 2020, compared with $1,084.4 million for the year ended March 31, 2019, representing an increase of 7%. For the year ended March 31, 2020, CF revenues increased 6%, FR revenues increased 11%, and FVA revenues remained relatively flat, compared with the year ended March 31, 2019.
Operating expenses were $929.8 million for the year ended March 31, 2020, compared with $865.3 million for the year ended March 31, 2019, an increase of 7%. Employee compensation and benefits expense, as a component of operating expenses, was $737.8 million for the year ended March 31, 2020, compared with $692.1 million for the year ended March 31, 2019, an increase of 7%. The increase in employee compensation and benefits expense was primarily due to the increase in revenues for the fiscal year. The Compensation Ratio was 64% for both the years ended March 31, 2020 and 2019. Non-compensation expenses, as a component of operating expenses, were $192.0 million for the year ended March 31, 2020, compared with $173.2 million for the year ended March 31, 2019, an increase of 11%. The increase in non-compensation expenses was primarily a result of higher general operating expenses (including technology expenses) associated with the growth of the Company.
Other (income)/expense, net was $(6.0) million for the year ended March 31, 2020, compared with $(5.2) million for the year ended March 31, 2019. The increase in other (income)/expense, net was primarily a result of higher interest (income) generated by our investment securities and a gain recognized from the reduction in the fair value of earnout liabilities associated with two of our acquisitions. These were partially offset by an equity method investment loss for the year ended March 31, 2020, compared to a gain for the year ended March 31, 2019.
The provision for income taxes for the year ended March 31, 2020 was $51.9 million, which reflected an effective tax rate of 22%. The provision for income taxes for the year ended March 31, 2019 was $65.2 million, which reflected an effective tax rate of 29%. The decrease in the Company’s tax rate during the year ended March 31, 2020 relative to the year ended March 31, 2019 was primarily a result of the vesting of stock that occurred in April and May 2019, as well as decreased state tax expense.

Business Segments
The following table presents revenues, expenses, and contributions from our continuing operations by business segment. The revenues by segment represents each segment's revenues, and the profit by segment represents profit for each segment before corporate expenses, Other (income)/expense, net, and income taxes.

	Year Ended March 31,			Change
($ in thousands)	2020	2019	2018	'19-'20	'18-'19
Revenues by segment
Corporate Finance	$646,788	$607,333	$528,643	6%	15%
Financial Restructuring	352,517	317,774	294,142	11%	8%
Financial and Valuation Advisory	160,063	159,278	140,579	—%	13%
Revenues	$1,159,368	$1,084,385	$963,364	7%	13%
Segment profit (1)
Corporate Finance	$179,660	$193,603	$177,575	(7)%	9%
Financial Restructuring	107,714	83,607	73,691	29%	13%
Financial and Valuation Advisory	35,172	28,776	26,334	22%	9%
Total segment profit	322,546	305,986	277,600	5%	10%
Corporate expenses (2)	92,945	86,889	63,187	7%	38%
Other (income)/expense, net	(6,046)	(5,223)	(3,423)	16%	53%
Income before provision for income taxes	$235,647	$224,320	$217,836	5%	3%

Segment Metrics:
Number of Managing Directors
Corporate Finance	123	108	92	14%	17%
Financial Restructuring	45	44	42	2%	5%
Financial and Valuation Advisory	30	33	35	(9)%	(6)%
Number of closed transactions/Fee Events (3)
Corporate Finance	309	284	226	9%	26%
Financial Restructuring	99	81	76	22%	7%
Financial and Valuation Advisory	1,385	1,377	1,339	1%	3%

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

(3)
Fee Events applicable to FVA only; a Fee Event includes any engagement that involves revenue activity during the measurement period with a revenue minimum of $1,000. References to closed transactions should be understood to be the same as transactions that are “effectively closed” as described in Note 2 of our Consolidated Financial Statements.

Corporate Finance
Year Ended March 31, 2020 versus March 31, 2019
Revenues for CF were $646.8 million for the year ended March 31, 2020, compared with $607.3 million for the year ended March 31, 2019, representing an increase of 6%. The increase in revenues was primarily a result of an increase in the number of transactions that closed for the year ended March 31, 2020, compared with the year ended March 31, 2019. Notwithstanding the annual increase in CF revenues, toward the end of the fiscal 2020, CF experienced a reduction of transaction closings due to the COVID-19 pandemic, and we expect this slowdown to continue for some time.
Segment profit for CF was $179.7 million for the year ended March 31, 2020, compared with $193.6 million for the year ended March 31, 2019, representing a decrease of (7)%. The decrease in segment profit was a result of higher compensation and non-compensation expenses as a percentage of revenues for the year ended March 31, 2020, compared with the year ended March 31, 2019.

Financial Restructuring

Year Ended March 31, 2020 versus March 31, 2019
Revenues for FR were $352.5 million for the year ended March 31, 2020, compared with $317.8 million for the year ended March 31, 2019, representing an increase of 11%. The increase in revenues was primarily driven by higher average transaction fees and an increase in the number of closed transactions for the year ended March 31, 2020, compared with the year ended March 31, 2019. Beginning in March 2020, FR experienced a significant level of new business opportunities, principally as a result of the COVID-19 pandemic, as well as the global collapse of oil and gas prices.
Segment profit for FR was $107.7 million for the year ended March 31, 2020, compared with $83.6 million for the year ended March 31, 2019, an increase of 29%. The increase in segment profit was a result of the increase in revenues and lower compensation and non-compensation expenses as a percentage of revenues for the year ended March 31, 2020, compared with the year ended March 31, 2019.
Financial and Valuation Advisory
Year Ended March 31, 2020 versus March 31, 2019
Revenues for FVA remained relatively flat year over year, with $160.1 million for the year ended March 31, 2020, compared with $159.3 million for the year ended March 31, 2019. This was due to an increase in Fee Events, partially offset by a decrease in the average fee per Fee Event for the year ended March 31, 2020, compared with the year ended March 31, 2019. Toward the end of fiscal 2020, FVA experienced a reduction of transaction closings due to the COVID-19 pandemic, and we expect this slowdown to continue for some time.
Segment profit for FVA was $35.2 million for the year ended March 31, 2020, compared with $28.8 million for the year ended March 31, 2019, representing an increase of 22%. The increase in segment profit was a result of the increase in revenues and lower compensation and non-compensation expenses as a percentage of revenues for the year ended March 31, 2020, compared with the year ended March 31, 2019.
Corporate Expenses
Year Ended March 31, 2020 versus March 31, 2019
Corporate expenses were $92.9 million for the year ended March 31, 2020, compared with $86.9 million for the year ended March 31, 2019, representing an increase of 7%. This 7% increase was driven by increased non-compensation expenses for the year ended March 31, 2020, compared with the year ended March 31, 2019.
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
Our cash and cash equivalents include cash held at banks. We maintain moderate levels of cash on hand in support of regulatory requirements for our registered broker-dealer. As of March 31, 2020 and 2019, we had $173.7 million and $168.4 million of cash in foreign subsidiaries, respectively. Our excess cash may be invested from time to time in short term investments, including treasury securities, commercial paper, certificates of deposit, and investment grade corporate debt securities. Please refer to Note 6 for further detail.
On November 16, 2015, we issued the loan payable to non-affiliates in connection with the Leonardo transaction, which is a EUR 14.0 million note bearing interest at an annual rate of 1.50% and is payable on November 16, 2040. Under certain circumstances, the note may be paid in part or in whole over a five-year period in equal annual installments. In each of January 2017, December 2017, December 2018, and December 2019, we paid a portion of this loan in the amount of EUR 2.9 million. The remaining principal balance of the loan as of March 31, 2020 was $3.3 million, which included foreign currency translation adjustments and unpaid interest. See Note 1 and Note 10 for additional information.

As of March 31, 2020 and 2019, our Cash and cash equivalents, Investment securities, and Restricted cash were as follows:

(In thousands)	March 31, 2020	March 31, 2019
Cash and cash equivalents	$380,373	$285,746
Investment securities	135,389	125,258
Total unrestricted cash and cash equivalents, including investment securities	515,762	411,004
Restricted cash (1)	373	369
Total cash, cash equivalents, and restricted cash, including investment securities	$516,135	$411,373

(1)	Represents a deposit in support of a letter of credit issued for our Frankfurt office.

Our liquidity is highly dependent upon cash receipts from clients which in turn are generally dependent upon the successful completion of transactions as well as the timing of receivables collections, which typically occur within 60 days of billing. As of March 31, 2020 and 2019, we had $80.9 million and $70.8 million of Accounts receivable, net of doubtful accounts, respectively. As of March 31, 2020 and 2019, we had $39.8 million and $71.9 million of Unbilled work in process, net of doubtful accounts, respectively.

Subsequent to the end of fiscal 2020, our Board of Directors declared a quarterly cash dividend of $0.31 per share of common stock, payable on June 15, 2020 to shareholders of record as of the close of business on June 5, 2020.

On August 23, 2019, the Company entered into a syndicated revolving line of credit with Bank of America, N.A. and certain other financial institutions party thereto, which allows for borrowings of up to $100.0 million (and, subject to certain conditions, provides the Company with an expansion option, which, if exercised in full, would provide for a total credit facility of $200 million) and matures on August 23, 2022 (the "2019 Line of Credit"). As of March 31, 2020, no principal was outstanding under the 2019 Line of Credit. The agreement governing this facility provides that borrowings bear interest at an annual rate of LIBOR plus 1.00%, commitment fees apply to unused amounts, and contains debt covenants which require that the Company maintain certain financial ratios. The loan agreement requires compliance with certain financial covenants including but not limited to the maintenance of minimum consolidated earnings before interest, taxes, depreciation and amortization of no less than $150.0 million as of the end of any quarterly 12-month period and certain leverage ratios including a consolidated leverage ratio of less than 2.00 to 1.00. As of March 31, 2020, we were, and expect to continue to be, in compliance with such covenants.

Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of our incentive compensation during the first and third quarters of each fiscal year. A summary of our operating, investing, and financing cash flows is as follows:

	Year Ended March 31,
(In thousands)	2020	2019	2018
Operating activities:
Net income	$183,793	$159,106	$172,283
Non-cash charges	100,214	60,918	48,894
Other operating activities	3,662	4,250	29,470
Net cash provided by operating activities	287,669	224,274	250,647
Net cash (used in)/provided by investing activities	(33,144)	6,459	(218,584)
Net cash (used in) financing activities	(152,139)	(236,138)	(225,311)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(7,755)	(8,703)	785
Net increase/(decrease) in cash, cash equivalents, and restricted cash	94,631	(14,108)	(192,463)
Cash, cash equivalents, and restricted cash—beginning of year	286,115	300,223	492,686
Cash, cash equivalents, and restricted cash—end of year	$380,746	$286,115	$300,223

Year Ended March 31, 2020
Operating activities resulted in a net inflow of $287.7 million for fiscal 2020, which was greater than the prior year due primarily to higher net income for the year and a reduction in unbilled work in process. Investing activities resulted in a net outflow of $33.1 million primarily due to purchases of new investment securities, partially offset by an increase in the sale or maturity of existing investment securities and acquisitions of property and equipment. Financing activities resulted in a net outflow of $152.1 million primarily related to (i) dividend distributions, (ii) payments to settle employee tax obligations on share-based awards, and (iii) share repurchases.

Year Ended March 31, 2019
Operating activities resulted in a net inflow of $224.3 million for fiscal 2019, which was lower than the prior year due primarily to lower net income for the year. Investing activities resulted in a net outflow of $6.5 million primarily attributable to sale or maturities of investment securities. Financing activities resulted in a net outflow of $236.1 million primarily related to (i) dividend distributions, (ii) settlement of forward purchase contracts, and (iii) share repurchases.
Contractual Obligations
The following table summarizes our payment obligations and commitments as of March 31, 2020.

	Payment Due by Period
(In thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating Leases	$184,830	$28,887	$46,987	$33,162	$75,794
Loans payable to former shareholders	1,393	575	480	31	307
Loan payable to non-affiliate (1)	3,283	—	—	—	3,283
Other liabilities	32,024	4,779	17,866	—	9,379

(1)	Under certain circumstances, the note may be paid in part or in whole over a five year period in equal annual installments.

In connection with certain acquisitions, certain employees may be entitled to deferred consideration, primarily in the form of retention payments, should certain service and/or performance conditions be met in the future. As a result of these conditions, such deferred consideration would be expensed as compensation in current and future periods and has been accrued as liabilities on the Consolidated Balance Sheets as of March 31, 2020 and 2019.
The following table shows the expected future deferred consideration payable under these agreements assuming the applicable service and/or performance conditions are met:

	Year Ended March 31,
(In thousands)	2021	2022	2023	2024	2025	Total
Service condition only (1)	$6,675	$4,542	$4,542	$—	$—	$15,759
Performance and service condition (2)	3,038	2,958	14,539	4,386	5,100	30,021

(1)	Assumes full payment of service condition deferred consideration. Payment to any individual is not required if they are not an employee on a certain measurement date in each fiscal year.

(2)
Assumes full payment or accrual of performance and service condition deferred consideration. In certain cases, payment to an individual is contingent on the receipt of cash associated with certain assignments that were completed prior to the acquisition, and that individual being employed on the performance measurement date. In certain cases, payment to an individual is contingent on the performance of the acquired company operating within Houlihan Lokey, Inc., and that individual being employed on the performance measurement date.

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
Recognition of Revenue
The Company adopted ASU 2014-09, Revenue from Contracts with Customers, on April 1, 2018, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company used the modified retrospective method that resulted in the Company prospectively changing the presentation of reimbursements of certain out-of-pocket expenses from a net presentation within non-compensation expenses to a gross basis in revenues.

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
Revenues from FR engagements primarily consist of fees generated in connection with advisory services to debtors, creditors and other parties-in-interest involving recapitalization or deleveraging transactions implemented both through bankruptcy proceedings and through out-of-court exchanges, consent solicitations or other mechanisms, as well as in distressed mergers and acquisitions and capital markets activities. Retainer Fees and Progress Fees from restructuring engagements are recognized over time using a time elapsed measure of progress as our clients simultaneously receive and consume the benefits of those services as they are provided. Completion Fees from these engagements are considered variable and constrained until the related transaction has been effectively closed as they are contingent upon a future event which includes factors outside of our control (e.g., completion of a transaction or third party emergence from bankruptcy or approval by the court).

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

See Note 2 and Note 3 included in Part II, Item 8 of this Form 10-K for additional information.
Operating Expenses
The majority of the Company's operating expenses are related to compensation for employees, which includes the amortization of the relevant portion of our share-based incentive awards. We account for share-based payments in accordance with Financial Accounting Standards Board ASC 718, "Compensation—Stock Compensation". We grant employees awards that vest subject to continued employment in good standing. Employee compensation and benefits expense is accrued if it is probable that the condition will be achieved and is not accrued if it is not probable that the condition will be achieved. The fair value of awards that vest from one to five years are amortized over the vesting period or requisite substantive service period, as required by ASC 718.
See Note 14 included in Part II, Item 8 of this Form 10-K for additional information.
Other types of operating expenses include: Travel, meals, and entertainment; Rent; Depreciation and amortization; Information technology and communications; Professional fees; and Other operating expenses.
Allowance for Doubtful Accounts
The allowance for doubtful accounts on accounts receivables reflects management's best estimate of probable inherent losses determined principally on the basis of historical experience and review of uncollected revenues and is recorded through a provision for bad debts in the accompanying consolidated statements of comprehensive income. Amounts deemed to be uncollectible are written off against the allowance for doubtful accounts.

See Note 7 included in Part II, Item 8 of this Form 10-K for additional information.
Provision for Income Taxes
The Company files a consolidated federal income tax return, as well as consolidated and separate returns in state and local jurisdictions, and the Company reports income tax expense on this basis.
See Note 12 included in Part II, Item 8 of this Form 10-K for additional information.
Goodwill and Intangible Assets
Goodwill represents an acquired company's acquisition cost over the fair value of acquired net tangible and intangible assets. Goodwill is the net asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Intangible assets identified and accounted for include trade names and marks, backlog, developed technologies, and customer relationships. Those intangible assets with finite lives, including backlog and customer relationships, are amortized over their estimated useful lives. We have a deferred tax liability related to trade names of $49.2 million and $51.7 million as of March 31, 2020 and 2019, respectively.
During fiscal 2020, 2019, and 2018, goodwill was reviewed for impairment in accordance with ASU No. 2011-08, Testing Goodwill for Impairment, which permits us to make a qualitative assessment of whether it is more likely than not that one of our reporting unit's fair value is less than its carrying amount before applying the two-step goodwill impairment test. If we conclude that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then we would not be required to perform the two-step impairment test for that reporting unit. If the assessment indicates that it is more likely than not that the reporting unit's fair value is less than its carrying value, we must test further for impairment utilizing a two-step process. Step 1 compares the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds the estimated fair value, an impairment exists and is measured in Step 2 as the excess of the recorded amount of goodwill over the implied fair value of goodwill resulting from the valuation of the reporting unit. Impairment testing of goodwill requires a significant amount of judgment in assessing qualitative factors and estimating the fair value of the reporting unit, if necessary. The fair value is determined using an estimated market value approach, which considers estimates of future after-tax cash flows, including a terminal value based on market earnings multiples, discounted at an appropriate market rate. During the annual impairment reviews, management concluded that it is not more likely than not that our fair value is less than its carrying amount and no further impairment testing was considered necessary.
During fiscal 2020, 2019, and 2018, indefinite-lived intangible assets were reviewed for impairment in accordance with ASU 2012-02, Testing Indefinite-lived Intangible Assets for Impairment, which provides us the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. During the annual impairment review of indefinite-lived intangible assets, we determined that it is not more likely than not that the fair values were less than the carrying values.
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
Recent Accounting Developments
For additional information on recently issued accounting developments and their impact or potential impact on our consolidated financial statements, see Note 2 included in Part II, Item 8 of this Form 10-K.

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
Exchange Rate Risk
The exchange rate of the U.S. dollar relative to the currencies in the non-U.S. countries in which we operate may have an effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities and, therefore, be reflected as a change in other comprehensive income. Our non-U.S. assets and liabilities that are sensitive to exchange rates consist primarily of trade payables and receivables, work in progress, and cash. For the years ended March 31, 2020, 2019, and 2018, the net impact of the fluctuation of foreign currencies in other comprehensive income within the Consolidated Statements of Comprehensive Income was $(12.8) million, $(16.3) million, and $8.0 million, respectively.
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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of March 31, 2020, we had no foreign currency forward contracts. As of March 31, 2019 and 2018, we entered into a foreign currency forward contract between the euro and pound sterling with an aggregate notional value of approximately EUR 1.5 million and 9.0 million, respectively. The fair value of these forward contracts represent a (loss)/gain included in Other operating expenses of $(1) and $90 for the years ended 2019 and 2018, respectively.
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Houlihan Lokey, Inc. and subsidiaries (the Company) as of March 31, 2020 and 2019, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended March 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended March 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 15, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of April 1, 2019, due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Recognition of Revenue
As disclosed in Notes 2 and 18 to the consolidated financial statements, the Company has recorded revenue of $1.16 billion for the year ended March 31, 2020. The Company recognizes revenue from contracts with customers upon satisfaction of the performance obligation by transferring the promised services to the customers. A service is transferred to a customer when the customer obtains control of and derives benefit from that service. Revenues from Corporate Finance engagements primarily consist of fees generated in connection with advisory services related to mergers and acquisitions, capital markets, and other corporate finance transactions. Revenues from Financial Restructuring engagements primarily consist of fees generated in connection with advisory services to debtors, creditors and other parties-in-interest involving recapitalization or deleveraging transactions implemented both through bankruptcy proceedings and through out-of-court exchanges, consent solicitations or other mechanisms, as well as in distressed mergers and acquisitions and capital markets activities. Fees earned upon the successful completion of a Corporate Finance or Financial Restructuring transaction or engagement (“Completion Fees”) are recognized when the related transaction has been effectively closed. Effective closure of the transaction occurs when the Company has transferred control of the promised service and the customer obtains control, and the variable consideration constraint has been resolved.

We identified the evaluation of the revenue recognition related to uncollected Completion Fees of Corporate Finance and Financial Restructuring engagements as a critical audit matter because a high degree of auditor judgment was required in evaluating the effective closure of the transactions.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s Completion Fees of Corporate Finance and Financial Restructuring revenue recognition process, including controls related to the evaluation of the effective closure of the transaction and resolution of the variable consideration constraint. We tested the effective closure of transactions by comparing the engagement completion status to contract terms, using a combination of executed third party contracts and other relevant and reliable third-party information. In addition, we examined confirmations with third parties for uncollected Corporate Finance and Financial Restructuring Completion Fees as of March 31, 2020.

/s/ KPMG LLP

We have served as the Company’s auditor since 2006.

Los Angeles, California
May 15, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Houlihan Lokey, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Houlihan Lokey, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2020 and 2019, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated May 15, 2020 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP
Los Angeles, California
May 15, 2020

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of March 31,
(In thousands, except share data and par value)	2020	2019
Assets
Cash and cash equivalents	$380,373	$285,746
Restricted cash	373	369
Investment securities	135,389	125,258
Accounts receivable, net of allowance for doubtful accounts of $5,587 and $4,255, respectively	80,912	70,830
Unbilled work in process, net of allowance for doubtful accounts of $1,302 and $1,341, respectively	39,821	71,891
Income taxes receivable	4,282	—
Deferred income taxes	6,507	2,854
Receivable from affiliates	—	8,631
Property and equipment, net	42,372	31,034
Operating lease right-of-use asset	135,240	—
Goodwill and other intangibles, net	812,844	794,604
Other assets	38,890	34,695
Total assets	$1,677,003	$1,425,912

Liabilities and Stockholders' Equity
Liabilities:
Accrued salaries and bonuses	$420,376	$404,717
Accounts payable and accrued expenses	53,883	55,048
Deferred income	26,780	27,812
Income taxes payable	—	7,759
Deferred income taxes	664	8,058
Loans payable to former shareholders	1,393	2,047
Loan payable to non-affiliate	3,283	6,610
Operating lease liabilities	154,218	—
Other liabilities	32,024	22,532
Total liabilities	692,621	534,583

Commitments and contingencies (Note 17)

Stockholders' equity:
Class A common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 46,178,633 and 38,200,802 shares, respectively	46	38
Class B common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 19,345,277 and 27,197,734 shares, respectively	19	27
Additional paid-in capital	649,954	645,090
Retained earnings	377,471	276,468
Accumulated other comprehensive (loss)	(43,108)	(30,294)
Total stockholders' equity	984,382	891,329
Total liabilities and stockholders' equity	$1,677,003	$1,425,912

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
(In thousands, except share and per share data)	2020	2019	2018
Revenues	$1,159,368	$1,084,385	$963,364
Operating expenses:
Employee compensation and benefits	737,762	692,073	636,631
Travel, meals, and entertainment	41,945	42,862	26,445
Rent	44,693	38,672	28,560
Depreciation and amortization	17,291	14,475	7,905
Information technology and communications	26,904	21,512	18,481
Professional fees	21,704	23,035	17,117
Other operating expenses	39,468	32,659	13,812
Total operating expenses	929,767	865,288	748,951
Operating income	229,601	219,097	214,413
Other (income)/expense, net	(6,046)	(5,223)	(3,423)
Income before provision for income taxes	235,647	224,320	217,836
Provision for income taxes	51,854	65,214	45,553
Net income	183,793	159,106	172,283
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(12,814)	(16,338)	7,961
Comprehensive income	$170,979	$142,768	$180,244

Attributable to Houlihan Lokey, Inc. common stockholders:
Weighted average shares of common stock outstanding:
Basic	62,152,870	62,213,414	62,494,275
Fully diluted	65,725,516	65,846,132	66,324,093
Earnings per share (Note 13)
Basic	$2.96	$2.56	$2.76
Fully diluted	$2.80	$2.42	$2.60

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Class A common stock		Class B common stock		Treasury Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Stock subscriptions receivable	Total stockholders' equity
(In thousands, except share data)	Shares	$	Shares	$	Shares	$	$	$	$	$	$
Balances – April 1, 2017	22,026,811	$22	50,883,299	$51	(6,900,000)	$(193,572)	$854,750	$87,407	$(21,917)	$(124)	$726,617
Shares issued	—	—	1,331,370	1	—	—	7,984	—	—	—	7,985
Stock compensation vesting (Note 14)	—	—	—	—	—	—	41,900	—	—	—	41,900
Dividends	—	—	—	—	—	—	—	(51,305)	—	—	(51,305)
Stock subscriptions receivable redeemed	—	—	—	—	—	—	—	—	—	124	124
Secondary offerings	7,750,000	8	(7,750,000)	(8)	—	—	93,500	—	—	—	93,500
Retirement of shares upon settlement of forward purchase agreement	—	—	(6,900,000)	(7)	6,900,000	193,572	(193,565)	—	—	—	—
Shares subject to forward purchase agreement	—	—	2,000,000	2	(2,000,000)	(93,500)	(2)	—	—	—	(93,500)
Conversion of Class B to Class A shares	1,252,242	1	(1,252,242)	(1)	—	—	—	—	—	—	—
Shares issued to non-employee directors (Note 14)	5,589	—	—	—	—	—	—	—	—	—	—
Shares purchased and retired under repurchase program	(430,237)	—	—	—	—	—	(15,139)	—	—	—	(15,139)
Other shares repurchased/forfeited	—	—	(1,124,495)	(1)	—	—	(36,351)	—	—	—	(36,352)
Adjustment of noncontrolling interest to redeemable value	—	—	—	—	—	—	—	(1,261)	—	—	(1,261)
Net income	—	—	—	—	—	—	—	172,283	—	—	172,283
Change in unrealized foreign currency translation	—	—	—	—	—	—	—	—	7,961	—	7,961
Total comprehensive income	—	—	—	—	—	—	—	172,283	7,961	—	180,244
Balances – March 31, 2018	30,604,405	$31	37,187,932	$37	(2,000,000)	$(93,500)	$753,077	$207,124	$(13,956)	$—	$852,813

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Class A common stock		Class B common stock		Treasury Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity
(In thousands, except share data)	Shares	$	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2018	30,604,405	$31	37,187,932	$37	(2,000,000)	$(93,500)	$753,077	$207,124	$(13,956)	$852,813
Cumulative effect of the change in accounting principle related to revenue recognition from contracts with clients, net of tax	—	—	—	—	—	—	—	(19,347)	—	(19,347)
Shares issued	—	—	1,208,074	1	—	—	9,257	—	—	9,258
Stock compensation vesting (Note 14)	—	—	—	—	—	—	47,575	—	—	47,575
Class B shares sold	525,217	—	(525,217)	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(70,415)	—	(70,415)
Secondary offering	3,000,000	3	(3,000,000)	(3)	—	—	—	—	—	—
Retired shares upon settlement of forward purchase agreement	—	—	(2,000,000)	(2)	2,000,000	93,500	(93,498)	—	—	—
Conversion of Class B to Class A shares	5,545,724	6	(5,545,724)	(6)	—	—	—	—	—	—
Shares issued to non-employee directors (Note 14)	6,570	—	—	—	—	—	187	—	—	187
Shares purchased and retired under repurchase program	(784,114)	(1)	—				(34,974)	—		(34,975)
Other shares repurchased/forfeited	(697,000)	(1)	(127,331)	—	—	—	(36,534)	—	—	(36,535)
Net income	—	—	—	—	—	—	—	159,106	—	159,106
Change in unrealized translation	—	—	—	—	—	—	—	—	(16,338)	(16,338)
Total comprehensive income	—		—				—	159,106	(16,338)	142,768
Balances – March 31, 2019	38,200,802	$38	27,197,734	$27	—	$—	$645,090	$276,468	$(30,294)	$891,329

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Class A common stock		Class B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2019	38,200,802	$38	27,197,734	$27	$645,090	$276,468	$(30,294)	$891,329
Shares issued	—	—	1,546,486	1	8,712	—	—	8,713
Stock compensation vesting (Note 14)	—	—	—	—	56,901	—	—	56,901
Class B shares sold	6,287,412	6	(6,287,412)	(6)	—	—	—	—
Dividends	—	—	—	—	—	(82,790)	—	(82,790)
Conversion of Class B to Class A shares	2,352,461	2	(2,352,461)	(2)	—	—	—	—
Shares issued to non-employee directors (Note 14)	9,145	—	—	—	369	—	—	369
Other shares repurchased/forfeited	(671,187)	—	(759,070)	(1)	(61,118)	—	—	(61,119)
Net income	—	—	—	—	—	183,793	—	183,793
Change in unrealized translation	—	—	—	—	—	—	(12,814)	(12,814)
Total comprehensive income	—	—	—	—	—	183,793	(12,814)	170,979
Balances – March 31, 2020	46,178,633	$46	19,345,277	$19	$649,954	$377,471	$(43,108)	$984,382

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(In thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$183,793	$159,106	$172,283
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(9,654)	(10,687)	(6,569)
Provision for bad debts	4,873	1,707	1,983
Unrealized gains on investment securities	(75)	(430)	—
Non-cash lease expense	24,654	—	—
Depreciation and amortization	17,291	14,475	7,905
Contingent consideration valuation	(1,220)	(708)	(1,536)
Compensation expense – restricted share grants (Note 14)	64,345	56,561	47,111
Changes in operating assets and liabilities:
Accounts receivable	(13,387)	21,611	(18,202)
Unbilled work in process	32,423	(26,029)	11,875
Other assets	(4,515)	(12,706)	(1,703)
Accrued salaries and bonuses	11,351	18,868	34,556
Accounts payable and accrued expenses	(8,709)	11,542	392
Deferred income	(1,058)	(6,661)	(31)
Income taxes receivable/payable	(12,443)	(2,375)	2,583
Net cash provided by operating activities	287,669	224,274	250,647

Cash flows from investing activities:
Purchases of investment securities	(350,679)	(146,969)	(209,319)
Sales or maturities of investment securities	340,624	231,460	—
Acquisition of business, net of cash acquired	(2,197)	(71,407)	(2,701)
Receivables from affiliates	(170)	101	1,155
Purchase of property and equipment	(20,722)	(6,726)	(7,719)
Net cash (used in)/provided by investing activities	(33,144)	6,459	(218,584)

Cash flows from financing activities:
Dividends paid	(80,655)	(66,928)	(52,081)
Settlement of forward purchase contract	—	(93,500)	(192,372)
Share Repurchases	(29,641)	(69,563)	(18,075)
Payments to settle employee tax obligations on share-based awards	(31,477)	(1,947)	(33,419)
Proceeds from issuance of Class A shares placed in escrow	—	—	93,500
Earnouts paid	—	(1,923)	—
Stock subscriptions receivable redeemed	—	—	124
Loans payable to former shareholders redeemed	(654)	(989)	(2,446)
Repayments of loans to affiliates	—	—	(15,000)
Repayments of loans to non-affiliates	(10,081)	(1,475)	(1,661)
Other financing activities	369	187	(3,881)
Net cash (used in) financing activities	(152,139)	(236,138)	(225,311)
Effects of exchange rate changes on cash and cash equivalents	(7,755)	(8,703)	785
Net increase/(decrease) in cash, cash equivalents, and restricted cash	94,631	(14,108)	(192,463)
Cash, cash equivalents and restricted cash – beginning of period	286,115	300,223	492,686
Cash, cash equivalents and restricted cash – end of period	$380,746	$286,115	$300,223

Supplemental disclosures of non-cash activities:
Shares issued via vesting of liability classified awards	$6,555	$5,005	$—
Shares issued as consideration for acquisitions	—	1,744	7,797
Debt forgiven as consideration of acquisitions	—	—	1,894
Fully depreciated assets written off	—	—	38
Cash acquired through acquisitions	$15,755	$16,141	$—
Cash paid during the year:
Interest	$1,049	$977	$656
Taxes	74,507	82,464	47,629

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

On August 18, 2015, the Company successfully completed an initial public offering ("IPO") of its Class A common stock. Expenses related to the corporate reorganization and IPO recorded in the consolidated statements of comprehensive income include the following:

•
$14,289, $14,045 and $14,153 of compensation expenses associated with the amortization of restricted stock granted in connection with the IPO for the years ended March 31, 2020, 2019, and 2018, respectively; amortization expense of restricted stock granted in connection with the IPO is being recognized over a four and one-half year vesting period; and

•
$10,035, $10,273 and $10,764 of compensation expenses associated with the accrual of certain deferred cash payments granted in connection with the IPO for the years ended March 31, 2020, 2019, and 2018, respectively; accrual expense of deferred cash payments granted in connection with the IPO is being recognized over a four and one-half year vesting period.

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data or as otherwise stated)

The Company offers financial services and financial advice to a broad clientele located throughout the United States of America, Europe, the Middle East, and the Asia-Pacific region. The Company has U.S. offices in Los Angeles, San Francisco, Chicago, New York City, Minneapolis, McLean (Virginia), Dallas, Houston, Miami, and Atlanta as well as foreign offices in London, Paris, Frankfurt, Milan, Madrid, Amsterdam, Dubai, Sydney, Tokyo, Hong Kong, Beijing and Singapore. Together, the Company and its subsidiaries form an organization that provides financial services to meet a wide variety of client needs. The Company concentrates its efforts toward the earning of professional fees with focused services across the following three business segments:

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

•
Financial and Valuation Advisory ("FVA") primarily provides valuations of various assets, including: companies; illiquid debt and equity securities; and intellectual property (among other assets and liabilities). These valuations are used for financial reporting, tax reporting, and other purposes. In addition, our FVA business segment renders fairness opinions in connection with mergers and acquisitions and other transactions, and solvency opinions in connection with corporate spin-offs and dividend recapitalizations, and other types of financial opinions in connection with other transactions. Also, our FVA business segment provides dispute resolution services to clients where fees are usually based on the hourly rates of our financial professionals. Unlike our CF or FR segments, the fees generated in our FVA segment are generally not contingent on the successful completion of a transaction.

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP"), pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"), and include all information and footnotes required for consolidated financial statement presentation, and include all disclosures required under GAAP for annual financial statements.
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
The Company adopted ASU 2014-09, Revenue from Contracts with Customers, on April 1, 2018, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company used the modified retrospective method that resulted in the Company prospectively changing the presentation of reimbursements of certain out-of-pocket expenses from a net presentation within non-compensation expenses to a gross basis in revenues. This resulted in an increase in both revenues and related out-of-pocket expenses of approximately $33.8 million and $33.6 million for the years ended March 31, 2020 and 2019, respectively.

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data or as otherwise stated)

Revenues from FR engagements primarily consist of fees generated in connection with advisory services to debtors, creditors and other parties-in-interest involving recapitalization or deleveraging transactions implemented both through bankruptcy proceedings and through out-of-court exchanges, consent solicitations or other mechanisms, as well as in distressed mergers and acquisitions and capital markets activities. Retainer Fees and Progress Fees from restructuring engagements are recognized over time using a time elapsed measure of progress as our clients simultaneously receive and consume the benefits of those services as they are provided. Completion Fees from these engagements are considered variable and constrained until the related transaction has been effectively closed as they are contingent upon a future event which includes factors outside of our control (e.g., completion of a transaction or third party emergence from bankruptcy or approval by the court).

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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of March 31, 2020, we had no foreign currency forward contracts. As of March 31, 2019 and 2018, we entered into a foreign currency forward contract between the euro and pound sterling with an aggregate notional value of approximately EUR 1.5 million and EUR 9.0 million. The fair value representing a (loss)/gain included in Other operating expenses of $(1) and $90 during the years ended 2019 and 2018, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data or as otherwise stated)

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
Cash and Cash Equivalents, and Restricted Cash

Cash and cash equivalents include cash held at banks and highly liquid investments with original maturities of three months or less. At March 31, 2020 and 2019, the Company had cash balances with banks in excess of insured limits. The Company believes it is not exposed to any significant credit risk with respect to Cash and cash equivalents.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data or as otherwise stated)

The following table provides a reconciliation of Cash and cash equivalents, and Restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	As of March 31,
	2020	2019
Cash and cash equivalents	$380,373	$285,746
Restricted cash (1)	373	369
Total cash, cash equivalents, and restricted cash	$380,746	$286,115

(1)	Restricted cash as of March 31, 2020 and March 31, 2019 consisted of a cash secured letter of credit issued for our Frankfurt office.

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

Income Taxes

The Company files a consolidated federal income tax return, as well as consolidated and separate returns in state and local jurisdictions, and the Company reports income tax expense on this basis.

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

On March 27, 2020 the United States passed the Coronavirus Aid, Relief, and Economic Security (CARES) Act into law. The legislation is meant to address the economic uncertainty as a result of the 2020 coronavirus pandemic. The Company is currently evaluating the impact that all of the provisions of the CARES Act may have on its income tax provision based on the current filing positions.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data or as otherwise stated)

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
Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. Goodwill is reviewed for impairment in accordance with Accounting Standards Update ("ASU") No. 2011-08, Testing Goodwill for Impairment, which permits management to make a qualitative assessment of whether it is more likely than not that one of its reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If management concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then management would not be required to perform the two-step impairment test for that reporting unit. If the assessment indicates that it is more likely than not that the reporting unit’s fair value is less than its carrying value, management must test further for impairment utilizing a two-step process. Step 1 compares the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds the estimated fair value, an impairment exists and is measured in Step 2 as the excess of the recorded amount of goodwill over the implied fair value of goodwill resulting from the valuation of the reporting unit. Impairment testing of goodwill requires a significant amount of judgment in assessing qualitative factors and estimating the fair value of the reporting unit, if necessary. The fair value is determined using an estimated market value approach, which considers estimates of future after tax cash flows, including a terminal value based on market earnings multiples, discounted at an appropriate market rate. As of March 31, 2020, management concluded that it was not more likely than not that the Company’s reporting units’ fair value was less than their carrying amount and no further impairment testing had been considered necessary.
Indefinite-lived intangible assets are reviewed annually for impairment in accordance with ASU 2012-02, Testing Indefinite-lived Intangible Assets for Impairment, which provides management the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. As of March 31, 2020, management concluded that it was not more likely than not that the fair values were less than the carrying values.
Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group (inclusive of other long-lived assets) be tested for possible impairment, management first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of March 31, 2020, no events or changes in circumstances were identified that indicated that the carrying amount of the finite-lived intangible assets were not recoverable.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (the “FASB”) issued the following authoritative guidance amending the FASB Accounting Standards Codification (“ASC”).
Effective April 1, 2019, we adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), and all related amendments. See Note 16 for additional information.
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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data or as otherwise stated)

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses - Measurement of Credit Losses on Financial Instruments. The amended guidance involves several aspects of the accounting for credit losses related to certain financial assets that are not accounted for at fair value through net income and includes trade receivables and net investments in leases. The new guidance and subsequent updates, broadens the information that an entity must consider in developing its estimated credit losses expected to occur over the remaining life of assets measured either collectively or individually to include historical experience, current conditions and reasonable and supportable forecasts, replacing the existing incurred credit loss model and other models with the Current Expected Credit Losses (“CECL”) model. The new guidance expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating credit losses and requires new disclosures of the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. This new guidance is first effective for our fiscal year beginning on April 1, 2020 and will be adopted under a modified retrospective approach. We are evaluating the impact the adoption of this new guidance will have on our financial position and results of operations, which will depend on, among other things, the current and expected macroeconomic conditions and the nature and characteristics of financial assets held by us on the date of adoption. We do not anticipate any material changes to our consolidated financial statements.
Note 3 — Revenue Recognition
Disaggregation of Revenue

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

The change in the Company’s contract assets and liabilities during the period primarily reflects the timing difference between the Company’s performance and the customer’s payment. The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

(In thousands)	April 1, 2019	Increase/(Decrease)	March 31, 2020
Receivables, net (1)	$64,797	$8,923	$73,720
Unbilled work in process, net of allowance for doubtful accounts	71,891	(32,070)	39,821
Contract Assets (1)	6,033	1,159	7,192
Contract Liabilities (2)	27,812	(1,032)	26,780

(1)	Included within Accounts receivable, net of allowance for doubtful accounts in the Consolidated Balance Sheets.

(2)	Included within Deferred income in the Consolidated Balance Sheets.

During the years ended March 31, 2020 and March 31, 2019, $19.9 million and $22.5 million of revenues, respectively, were recognized that were included in the Deferred income balance at the beginning of the period.

As a practical expedient, the Company does not disclose information about remaining performance obligations pertaining to (i) contracts that have an original expected duration of one year or less and/or (ii) contracts where the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that is or forms part of a single performance obligation. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at March 31, 2020.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data or as otherwise stated)

Note 4 — Related Party Transactions
On June 4, 2018, pursuant to a registered underwritten public offering (the "June 2018 Follow-on Offering"), ORIX USA sold 1,985,983 shares of our Class A common stock and certain of our former and current employees and members of our management sold 1,014,017 shares, in each case, at a price to the public of $49.15 per share. Concurrently with the closing of the offering, the Company repurchased from ORIX USA 697,000 shares of Class A Common Stock at a purchase price per share of $49.11. Expenses related to the June 2018 Follow-on Offering included in the Consolidated Statements of Comprehensive Income include $0 and $498 of professional service and other third-party fees and expenses during the years ended March 31, 2020 and 2019, respectively.

On May 30, 2019, pursuant to a registered underwritten public offering, ORIX USA sold 3,000,000 shares of our Class A common stock to the public at a price of $45.80.

On August 1, 2019, pursuant to a registered underwritten public offering, ORIX USA sold its remaining ownership of 3,377,935 shares of our Class A common stock to the public at a price of $45.62.

The Company provided financial advisory services to ORIX USA and its affiliates and certain other related parties, and received fees for these services totaling approximately $828, $8,819, and $3,006 during the years ended March 31, 2020, 2019, and 2018, respectively.

The Company provided certain management and administrative services for the Company's unconsolidated entities and received fees for these services. The Company received fees of $126, $482, and $286 during the years ended March 31, 2020, 2019, and 2018, respectively.
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

Expenses related to the October 2017 Follow-on Offering and the March 2018 Follow-on Offering and the January 2018 Forward Share Purchase Agreement included in the Consolidated Statements of Comprehensive Income include $0, $0, and $2,084 of professional service and other third-party fees and expenses during the years ended March 31, 2020, 2019, and 2018, respectively.

In the accompanying Consolidated Balance Sheets, the Company carried accounts receivable and unbilled work in progress from related parties totaling approximately $0 and $3 as of March 31, 2020 and 2019, respectively. The Company also deferred income from related parties for service fees totaling $0 and $34 as of March 31, 2020 and 2019, respectively.

Other assets in the accompanying consolidated balance sheets includes loans receivable from certain employees of $17,857 and $15,228 and as of March 31, 2020 and 2019, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data or as otherwise stated)

Note 5 — Fair Value Measurements
The following table presents information about the Company's financial assets, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	March 31, 2020
(In thousands)	Level I	Level II	Level III	Total
Corporate debt securities	$—	$43,027	$—	$43,027
U.S. treasury securities	—	92,362	—	92,362
Total asset measured at fair value	$—	$135,389	$—	$135,389

	March 31, 2019
(In thousands)	Level I	Level II	Level III	Total
Corporate debt securities	$—	$116,577	$—	$116,577
U.S. treasury securities	—	8,681	—	8,681
Total asset measured at fair value	$—	$125,258	$—	$125,258

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

The Company had no transfers between fair value levels for the years ended March 31, 2020 and March 31, 2019.

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
Note 6 — Investment Securities
The amortized cost, gross unrealized gains (losses), and fair value of securities were as follows:

	March 31, 2020
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$43,166	$210	$(349)	$43,027
U.S. Treasury Securities	91,722	691	(51)	92,362
Total securities with unrealized gains/(losses)	$134,888	$901	$(400)	$135,389

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data or as otherwise stated)

	March 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$116,220	$372	$(15)	$116,577
U.S. Treasury Securities	8,608	73	—	8,681
Total securities with unrealized gains/(losses)	$124,828	$445	$(15)	$125,258

Scheduled maturities of the Company's debt securities within the investment securities portfolio were as follows:

	March 31, 2020		March 31, 2019
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$105,349	$105,302	$96,109	$96,175
Due within years two through five	29,539	30,087	28,719	29,083
Total debt within the investment securities portfolio	$134,888	$135,389	$124,828	$125,258

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

	As of March 31,
(In thousands)	2020	2019	2018
Beginning balance	$5,596	$11,391	$11,199
Provision for bad debts	4,873	1,707	1,983
Recovery or write-off of uncollectible accounts	(3,580)	(7,502)	(1,791)
Ending balance	$6,889	$5,596	$11,391

Note 8 — Property and Equipment
Property and equipment, net of accumulated depreciation consist of the following:

		As of March 31,
(In thousands)	Useful Lives	2020	2019
Equipment	5 Years	$8,788	$7,916
Furniture and fixtures	5 Years	20,942	19,445
Leasehold improvements	10 Years	41,643	34,370
Computers and software	3 Years	17,941	11,499
Other	N/A	1,113	1,117
Total cost		90,427	74,347
Less: accumulated depreciation		(48,055)	(43,313)
Total net book value		$42,372	$31,034

Additions to property and equipment during the years ended March 31, 2020 and 2019 were primarily related to leasehold improvement costs incurred and computer and software purchases.
Depreciation expense of $9,842, $8,434, and $6,195 was recognized during the years ended March 31, 2020, 2019, and 2018, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data or as otherwise stated)

Note 9 — Goodwill and Other Intangible Assets
The following table provides a reconciliation of Goodwill and other intangibles, net reported on the Consolidated Balance Sheets.

		As of March 31,
(In thousands)	Useful Lives	2020	2019
Goodwill	Indefinite	$618,455	$594,812
Tradename-Houlihan Lokey	Indefinite	192,210	192,210
Other intangible assets	Varies	10,732	18,614
Total cost		821,397	805,636
Less: accumulated amortization		(8,553)	(11,032)
Goodwill and other intangibles, net		$812,844	$794,604

Goodwill attributable to the Company’s business segments is as follows:

(In thousands)	As of April 1, 2019	Change (1)	As of March 31, 2020
Corporate Finance	$340,282	$23,643	$363,925
Financial Restructuring	162,815	—	162,815
Financial and Valuation Advisory	91,715	—	91,715
Goodwill	$594,812	$23,643	$618,455

(1)	Changes pertain to the acquisitions discussed in Note 1 and foreign currency translation adjustments.

Amortization expense of approximately $7,449, $6,041, and $1,710 was recognized for the years ended March 31, 2020, 2019, and 2018, respectively.

The estimated future amortization for finite-lived intangible assets for each of the next five years are as follows:

(In thousands)	Year Ended March 31,
2021	$1,601
2022	157
2023	7
2024	7
2025	7

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data or as otherwise stated)

Note 10 — Loans Payable
In August 2015, the Company entered into a revolving line of credit with Bank of America, N.A. (the "2015 Line of Credit"), which allowed for borrowings of up to $75.0 million and originally matured in August 2017. On July 28, 2017, the Company extended the maturity date of the 2015 Line of Credit to August 18, 2019, and, on August 15, 2019, the parties further extended the maturity date of the 2015 Line of Credit to September 18, 2019 (or if such date is not a business day, the immediately preceding business day). On August 23, 2019, the Company refinanced the 2015 Line of Credit by entering into a new syndicated revolving line of credit with Bank of America, N.A. and certain other financial institutions party thereto (the "2019 Line of Credit"), which allows for borrowings of up to $100.0 million (and, subject to certain conditions, provides the Company with an expansion option, which, if exercised in full, would provide for a total credit facility of $200.0 million) and matures on August 23, 2022 (or if such date is not a business day, the immediately preceding business day). The agreement governing the 2019 Line of Credit provides that borrowings bear interest at an annual rate of LIBOR plus 1.00%, commitment fees apply to unused amounts, and contains debt covenants which require that the Company maintain certain financial ratios. As of March 31, 2020, no principal was outstanding under the 2019 Line of Credit. The Company paid interest and unused commitment fees of $278, $228 and $228 for the years ended March 31, 2020, 2019, and 2018, respectively, under the 2015 Line of Credit and the 2019 Line of Credit.

Prior to the IPO, Fram maintained certain loans payable to former shareholders consisting of unsecured notes payable, which were transferred to the Company in conjunction with the IPO. The interest rate on the individual notes was 2.94%, 3.92%, and 3.10% as of the years ended March 31, 2020, 2019, and 2018, respectively, and the maturity dates range from 2020 to 2027. The Company incurred interest expense on these notes of $63, $96 and $124 for the years ended March 31, 2020, 2019, and 2018, respectively.

In November 2015, the Company acquired the investment banking operations of Leonardo & Co. NV ("Leonardo") in Germany, the Netherlands, and Spain, and made a 49% investment in Leonardo's operations in Italy. Total consideration included an unsecured loan of EUR 14.0 million payable on November 16, 2040, the remaining balance of which is included in Loan payable to non-affiliates on our Consolidated Balance Sheets. The loan bears interest at an annual rate of 1.50%. In each of January 2017, December 2017, December 2018, and December 2019, we paid a portion of this loan in the amount of EUR 2.9 million. The Company incurred interest expense on this loan of $76, $131, and $179, during the years ended March 31, 2020, 2019, and 2018, respectively.
As described in Note 1, in June 2019, the Company acquired the remaining 51% of Lara, which is the holding company for Leonardo's operations in Italy. During the quarter ended September 30, 2019, the Company completed the redemption of the loans that were assumed upon the acquisition of the remaining 51% of Lara and that had been included in the Loan payable to non-affiliates on our Consolidated Balance Sheets.
An acquisition made in January 2017 included non-contingent consideration with a carrying value of $999 and $1,983 as of March 31, 2020 and 2019, respectively, which is included in Other liabilities in the accompanying Consolidated Balance Sheets.
In April 2018, the Company acquired Quayle Munro Limited. Total consideration included non-interest bearing unsecured convertible loans totaling GBP 10.5 million payable on May 31, 2022, which is included in Other liabilities in the accompanying Consolidated Balance Sheets. Under certain circumstances, the notes may be exchanged for Company stock over a three year period in equal annual installments starting on May 31, 2020. The Company incurred imputed interest expense on these notes of $327 and $325 for the years ended March 31, 2020 and 2019, respectively.
In May 2018, the Company acquired BearTooth Advisors. Total consideration included an unsecured note of $2.8 million bearing interest at an annual rate of 2.88% and payable on May 21, 2048, which is included in Other liabilities in the accompanying Consolidated Balance Sheets. The Company incurred interest expense on this note of $105 and $88 for the years ended March 31, 2020 and 2019, respectively.
In November 2019, the Company acquired Fidentiis Capital, S.A. Total consideration included non-interest bearing unsecured convertible loans totaling EUR 0.5 million payable on November 5, 2049, which is included in Other Liabilities in the accompanying Consolidated Balance Sheets. Under certain circumstances, the notes may be exchanged for Company stock over a three year period in equal annual installments starting on November 5, 2021.

In December 2019, the Company acquired Freeman & Co. Total consideration included an unsecured note of $4.0 million bearing interest at an annual rate of 2.75% and payable on December 16, 2049, which is included in Other liabilities in the accompanying Consolidated Balance Sheets. On December 16, 2023, the notes become non-interest bearing until their maturity date. Under certain circumstances, the notes may be exchanged for Company stock over a four year period in equal annual installments commencing December 16, 2020. The Company incurred interest expense on this note of $32 for the year ended March 31, 2020.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data or as otherwise stated)

See Note 17 for our aggregated 5-year maturity table on loans payable.
Note 11 — Accumulated Other Comprehensive (Loss)
Accumulated other comprehensive (loss) is comprised of Foreign currency translation adjustments of $(12,814), $(16,338), and $7,961 for the years ended March 31, 2020, 2019, and 2018, respectively. The change in foreign currency translation was impacted by the vote in the U.K. to withdraw from the European Union. The U.K. ceased being a member of the EU on January 31, 2020 and is currently in a period in which the terms of withdrawal are being negotiated and there may be impact on our European business that are unknown at this time. We believe the change in foreign currency translation will become more volatile, but we do not expect this to have a material impact on our operating results and financial position.
Accumulated other comprehensive (loss) as of March 31, 2020, 2019, and 2018 was comprised of the following:

(In thousands)	Total
Balance, April 1, 2017	$(21,917)
Foreign currency translation adjustments	7,961
Balance, March 31, 2018	(13,956)
Foreign currency translation adjustments	(16,338)
Balance, March 31, 2019	(30,294)
Foreign currency translation adjustments	(12,814)
Balance, March 31, 2020	$(43,108)

Note 12 — Income Taxes
The Company’s provision for income taxes was $51,854, $65,214, and $45,553, for the years ended March 31, 2020, 2019, and 2018, respectively. This represents effective tax rates of 22.0%, 29.1%, and 20.9% for the years ended March 31, 2020, 2019, and 2018, respectively.

The primary drivers of the Company’s effective tax rate being higher than the federal statutory rate of 21.0% for the year ended March 31, 2020 were the provision for state taxes, certain non-deductible expenses including limits on deductibility of executive compensation under IRC Section 162(m) and limits on the deductibility of certain meal and entertainment expense items. The decrease in the Company’s tax rate during the year ended March 31, 2020 relative to the year ended March 31, 2019 was primarily as a result of vesting of stock that occurred in April and May, 2019, as well as decreased state tax expense.

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data or as otherwise stated)

The provision (benefit) for income taxes on operations for the years ended March 31, 2020, 2019, and 2018 is comprised of the following approximate values:

	Year Ended March 31,
(In thousands)	2020	2019	2018
Current:
Federal	$39,796	$47,101	$34,638
State and local	10,217	22,094	9,768
Foreign	11,495	6,706	7,716
Subtotal	61,508	75,901	52,122
Deferred:
Federal	(6,317)	(10,665)	(2,398)
State and local	(2,104)	(1,997)	(646)
Foreign	(1,233)	1,975	(3,525)
Subtotal	(9,654)	(10,687)	(6,569)
Total	$51,854	$65,214	$45,553

The provision for income taxes on operations for the years ended March 31, 2020, 2019, and 2018 is reconciled to the income taxes computed at the statutory federal income tax rate (computed by applying the federal corporate rate of 21% for 2020 and 2019, and 31.5% for 2018 to consolidated operating income before provision for income taxes) as follows:

	Year Ended March 31,
(In thousands)	2020		2019		2018
Federal income tax provision computed at statutory rate	$49,486	21.0%	$47,107	21.0%	$68,618	31.5%
State and local taxes, net of federal tax effect	10,819	4.6%	12,944	5.8%	7,600	3.5%
Tax impact from foreign operations	(1,083)	(0.5)%	(2,098)	(0.9)%	(3,972)	(1.8)%
Nondeductible expenses	4,721	2.0%	3,797	1.7%	1,414	0.6%
Stock compensation	(7,269)	(3.1)%	(8)	—%	(16,173)	(7.4)%
Uncertain tax positions, true-up items, and other	(4,820)	(2.0)%	2,159	0.9%	(1,203)	(0.6)%
Enactment of the Tax Act	—	—%	1,313	0.6%	(10,731)	(4.9)%
Total	$51,854	22.0%	$65,214	29.1%	$45,553	20.9%

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data or as otherwise stated)

Deferred income taxes arise principally from temporary differences between book and tax recognition of income, expenses, and losses relating to financing and other transactions. The deferred income taxes on the accompanying consolidated balance sheets at March 31, 2020 and 2019, comprise the following:

	As of March 31,
(In thousands)	2020	2019
Deferred tax assets:
Deferred compensation expense/accrued bonus	$53,397	$48,501
Allowance for doubtful accounts	1,078	675
US foreign tax credits	2,478	2,523
Operating lease liabilities	27,977	—
Other, net	15,497	16,396
Total deferred tax assets	100,427	68,095
Deferred tax asset valuation allowance	(11,097)	(11,369)
Total deferred tax assets	89,330	56,726
Deferred tax liabilities:
Intangibles	(49,166)	(51,676)
Accounts receivable and work in process	(561)	(1,647)
Operating lease right-of-use assets	(25,131)	—
Other, net	(8,629)	(8,607)
Total deferred tax liabilities	(83,487)	(61,930)
Net deferred tax assets/(liabilities)	$5,843	$(5,204)

The Company has various foreign net operating losses totaling $9,936 that do not expire. A valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company has determined that deferred tax assets related to US foreign tax credits and certain foreign deferred tax assets are not likely to be realized. The Company’s credit carryforwards as of March 31, 2020 were primarily driven as a result of U.S. Tax Reform. The Company assessed the realizability of these foreign tax credits based on currently enacted and proposed legislation issued by the U.S. Department of Treasury and the Internal Revenue Service, and recorded a full valuation allowance of $2,478 and $2,523 against these assets for March 31, 2020 and 2019, respectively. The Company does not expect to utilize these foreign tax credits in the future as the Company does not currently project future foreign source income.These foreign tax credits will expire in various years through 2030. In addition, certain deferred tax assets related to tax deductible goodwill from previous acquisitions and net operating losses generated from these deductions were not more likely than not realizable; therefore, the Company maintained valuation allowances for March 31, 2020 and 2019 of $8,619 and $8,846, respectively. The change in the total valuation allowance was a decrease of $272 and a decrease of $1,965 during the years ended March 31, 2020 and March 31, 2019, respectively.

As of March 31, 2020 and 2019 the Company had recorded liabilities for interest and penalties related to uncertain tax positions in the amounts of $1,845 and $1,093, net of any future tax benefit of such interest, respectively. Unrecognized tax positions totaled $9,947 and $4,960 as of March 31, 2020 and 2019, respectively. If the income tax impacts from these tax positions are ultimately realized, such realization would affect the income tax provision and effective tax rate.

A reconciliation of the unrecognized tax position as of March 31, 2020 and 2019 is as follows:

	As of March 31,
(In thousands)	2020	2019
Unrecognized tax position at the beginning of the year	$4,960	$4,563
(Decrease)/increase related to prior year tax positions	(230)	397
Increases related to tax positions taken in the current year	5,217	—
Unrecognized tax position at the end of the year	$9,947	$4,960

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data or as otherwise stated)

In the next 12 months, certain uncertain tax positions may reverse as the related statutes expire, but the Company does not anticipate a material change.

Prior to the IPO, the Company filed as a member of the ORIX USA consolidated federal income tax group and did so through the date of the IPO for fiscal 2016. Following the IPO, the Company files a consolidated federal income tax return separate from ORIX USA, as well as consolidated and separate returns in state and local jurisdictions. As of March 31, 2020, all of the federal income tax returns filed since 2017 by the Company are still subject to adjustment upon audit. The Company also files combined and separate income tax returns in many states, which are also open to adjustment. The Company is currently under New York City audit for the years ended March 31, 2016, March 31, 2017, and March 31, 2018, and Minnesota audit for the years ended March 31, 2016, March 31, 2017 and March 31, 2018. Additionally, ORIX USA is currently under Illinois audit for the years ended March 31, 2013, March 31, 2014, and March 31, 2015, Minnesota audit for the years ended March 31, 2013, March 31, 2014, March 31, 2015 and March 31, 2016, and Wisconsin audit for the years ended March 31, 2013, March 31, 2014, March 31, 2015, and March 31, 2016.
Note 13 — Earnings Per Share
The calculations of basic and diluted net income per share attributable to holders of shares of common stock are presented below.

	Years Ended March 31,
(In thousands, except share and per share data)	2020	2019	2018
Numerator:
Net income attributable to holders of shares of common stock—basic	$183,793	$159,106	$172,283
Net income attributable to holders of shares of common stock—diluted	$183,793	$159,106	$172,283
Denominator:
Weighted average shares of common stock outstanding—basic	62,152,870	62,213,414	62,494,275
Weighted average number of incremental shares issuable from unvested restricted stock and restricted stock units, as calculated using the treasury stock method	3,572,646	3,632,718	3,829,818
Weighted average shares of common stock outstanding—diluted	65,725,516	65,846,132	66,324,093

Basic earnings per share	$2.96	$2.56	$2.76
Diluted earnings per share	$2.80	$2.42	$2.60

Note 14 — Employee Benefit Plans
Defined Contribution Plans

The Company sponsors a 401(k) defined contribution savings plan for its domestic employees and defined contribution retirement plans for its international employees. The Company contributed approximately $3,751, $2,765, and $2,018 during the years ended March 31, 2020, 2019, and 2018, respectively, to these defined contribution plans.
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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data or as otherwise stated)

An excess tax benefit of $7,269 and $8 was recognized during the years ended March 31, 2020 and 2019, respectively, as a component of the provision for income taxes and an operating activity on the Consolidated Statements of Cash Flows. The excess tax benefit recognized during the year ended March 31, 2020 was related to shares vested in April and May 2019. For the comparable fiscal 2019 period, vesting of shares scheduled to vest in April and May 2018 was accelerated on October 21, 2017 and the corresponding excess tax benefit was recognized in the fiscal year ended March 31, 2018. The Company recorded cash outflows of $(31,477) and $(1,947) related to the settlement of share-based awards in satisfaction of withholding tax requirements in financing activities on the Consolidated Statements of Cash Flows for the years ended March 31, 2020 and 2019, respectively,
The share awards are classified as equity awards at the time of grant unless the number of shares granted is unknown. Awards that are settleable in shares based upon a future determinable stock price are classified as a liability until the price is established and the resulting number of shares is known, at which time they are re-classified from liabilities to equity awards. Activity in equity classified share awards which relate to the Company's 2006 Incentive Award Plan (the "2006 Incentive Plan") and the 2016 Incentive Plan during the years ended March 31, 2020, 2019, and 2018 is as follows:

Equity Classified Unvested Share Awards	Shares	Weighted average grant date fair value
Balance, April 1, 2017	3,626,270	$22.35
Granted	1,235,779	34.86
Vested	(1,023,078)	24.03
Forfeited	(984,078)	24.60
Balance, March 31, 2018	2,854,893	26.39
Granted	1,069,436	49.32
Vested	(76,702)	48.78
Forfeited	(83,643)	33.91
Balance, March 31, 2019	3,763,984	32.29
Granted	1,368,079	47.04
Vested	(1,496,643)	29.30
Shares repurchased/forfeited	(96,373)	38.63
Balance, March 31, 2020	3,539,047	$39.13

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data or as otherwise stated)

Activity in liability classified share awards during the years ended March 31, 2020, 2019, and 2018 is as follows:
Liability Classified Awards Settleable in Shares

(In thousands)	Fair value
Balance, April 1, 2017	$12,743
Offer to grant	9,637
Share price determined-converted to cash payments	(6,040)
Share price determined-transferred to equity grants (1)	—
Forfeited	(847)
Balance, March 31, 2018	15,493
Offer to grant	12,432
Share price determined-converted to cash payments	(300)
Share price determined-transferred to equity grants (1)	(4,705)
Forfeited	(1,244)
Balance, March 31, 2019	21,676
Offer to grant	6,410
Share price determined-converted to cash payments	(100)
Share price determined-transferred to equity grants (1)	(6,457)
Forfeited	(540)
Balance, March 31, 2020	$20,989

(1)	134,370, 96,778, and [0] shares for the years ended March 31, 2020, 2019, and 2018, respectively.
Compensation expenses for the Company associated with both equity and liability classified awards totaled $64,345, $56,561, and $47,111, for the years ended March 31, 2020, 2019, and 2018, respectively. As of March 31, 2020 and 2019 there was $80,648 and $77,348, respectively, of total unrecognized compensation cost related to unvested share awards granted under both the 2006 Incentive Plan and 2016 Incentive Plan. These costs are recognized over a weighted average period of 1.9 years and 1.4 years, as of March 31, 2020 and 2019, respectively.
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
Note 15 — Stockholders' Equity
As described in Note 4, On March 12, 2018, pursuant to a registered underwritten public offering, we issued and sold 2,000,000 shares of our Class A common stock and certain of our former and current employees and members of our management sold 2,000,000 shares of our Class A common stock, in each case, at a price to the public of $47.25 per share.

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

There are two classes of authorized Houlihan Lokey, Inc. common stock: Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions.
Class A Common Stock

During the year ended March 31, 2020, 9,145 shares were issued to non-employee directors, and 8,639,873 shares were converted from Class B to Class A. During the year ended March 31, 2019, 6,570 shares were issued to non-employee directors, and 6,070,941 shares were converted from Class B to Class A. As of March 31, 2020, there were 46,141,909 Class A shares held by the public and 36,724 Class A shares held by non-employee directors. As of March 31, 2019, there were 34,036,141 Class A shares held by the public, 54,940 Class A shares held by non-employee directors, and 4,109,721 Class A shares held by ORIX USA.

Class B Common Stock

As of March 31, 2020, there were 19,345,277 Class B shares held by the HL Voting Trust. As of March 31, 2019, there were 24,929,520 Class B shares held by the HL Voting Trust, and 2,268,214 Class B shares held by ORIX USA.

Dividends

Previously declared dividends related to unvested shares of $8,780 and $8,006 were unpaid as of March 31, 2020 and 2019, respectively.
Stock subscriptions receivable

Employees of the Company periodically issued notes receivable to the Company documenting loans made by the Company to such employees for the purchase of restricted shares of the Company.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data or as otherwise stated)

Share repurchase program

In July 2018, the board of directors authorized the repurchase of up to $100 million of the Company's common stock.
During the years ended March 31, 2020, 2019, and 2018, the Company repurchased 654,994, 36,958, and 811,635 shares, respectively, of Class B common stock, to satisfy $31,451, $1,700, and $33,332 of required withholding taxes in connection with the vesting of restricted awards, respectively. During the years ended March 31, 2020, 2019, and 2018, the Company repurchased an additional 671,187, 1,481,114, and 430,237 shares of its outstanding common stock, respectively, at a weighted average price of $44.13, $46.71, and $35.17 per share, excluding commissions, for an aggregate purchase price of $29,621, $69,180 and $15,131, respectively.
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
Lessee Arrangements

Operating Leases

We lease real estate and equipment used in operations from third parties. As of March 31, 2020, the remaining term of our operating leases ranged from 1 to 17 years with various automatic extensions.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data or as otherwise stated)

The following table outlines the maturity of our existing operating lease liabilities on a fiscal year-end basis as of March 31, 2020.

(In thousands)	Operating Leases
2021	$28,887
2022	25,701
2023	21,286
2024	16,051
2025	17,111
Thereafter	75,794
Total	184,830
Less: present value discount	(30,612)
Operating lease liabilities	$154,218

As of March 31, 2020, the Company entered into one additional office space operating lease that has not yet commenced, for approximately $23 million. This operating lease will commence in the fiscal year 2021 with a lease term of 16 years.
Lease costs

(In thousands)	March 31, 2020
Operating lease expense	$28,489
Variable lease expense (1)	16,027
Short-term lease expense	370
Less: Sublease income	(193)
Total lease costs	$44,693

(1)	Primarily consists of payments for property taxes, common area maintenance and usage based operating costs.

Weighted-average details

March 31, 2020
Weighted-average remaining lease term (years)	9
Weighted-average discount rate	4%

Supplemental cash flow information related to leases:

(In thousands)	March 31, 2020
Operating cash flows:
Cash paid for amounts included in the measurement of operating lease liabilities	$25,558

Non-cash activity:
Operating lease right-of-use assets obtained in exchange of operating lease liabilities	$13,714
Change in Operating lease right-of-use assets due to remeasurement	5,883

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data or as otherwise stated)

Our obligation under the loan payable to affiliate is subordinated to our obligations under the revolving credit facility with Bank of America, N.A. The scheduled aggregate repayments on a fiscal year-end basis as of March 31, 2020 of our Loan payable to former shareholders, Other liabilities, and the Loan payable to non-affiliates in the accompanying Consolidated Balance Sheet is as follows:

(In thousands)	Scheduled Repayments
2021	$5,353
2022	16,114
2023	2,232
2024	31
2025	—
2026 and thereafter	12,970
Total	$36,700

The Company also provides routine indemnifications relating to certain real estate (office) lease agreements under which it may be required to indemnify property owners for claims and other liabilities arising from the Company’s use of the applicable premises. In addition, the Company guarantees the performance of its subsidiaries under certain office lease agreements. The terms of these obligations vary, and because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the maximum amount that it could be obligated to pay under such contracts. Based on historical experience and evaluation of specific indemnities, management believes that judgments, if any, against the Company related to such matters are not likely to have a material effect on the consolidated financial statements. Accordingly, the Company has not recorded any liability for these obligations as of March 31, 2020 or 2019.
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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data or as otherwise stated)

	Year Ended March 31,
(In thousands)	2020	2019	2018
Revenues by segment:
Corporate Finance	$646,788	$607,333	$528,643
Financial Restructuring	352,517	317,774	294,142
Financial and Valuation Advisory	160,063	159,278	140,579
Revenues	$1,159,368	$1,084,385	$963,364
Segment profit (1)
Corporate Finance	$179,660	$193,603	$177,575
Financial Restructuring	107,714	83,607	73,691
Financial and Valuation Advisory	35,172	28,776	26,334
Total segment profit	322,546	305,986	277,600
Corporate expenses (2)	92,945	86,889	63,187
Other (income)/expense, net	(6,046)	(5,223)	(3,423)
Income before provision for income taxes	$235,647	$224,320	$217,836

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

	As of March 31,
(In thousands)	2020	2019	2018
Assets by segment
Corporate Finance	$403,147	$403,928	$338,772
Financial Restructuring	186,418	184,364	185,486
Financial and Valuation Advisory	127,440	127,744	127,056
Total segment assets	717,005	716,036	651,314
Corporate assets	959,998	709,876	772,567
Total assets	$1,677,003	$1,425,912	$1,423,881

	Year Ended March 31,
(In thousands)	2020	2019	2018
Income before provision for income taxes by geography
United States	$184,883	$176,850	$185,380
International	50,764	47,470	32,456
Income before provision for income taxes	$235,647	$224,320	$217,836

	Year Ended March 31,
(In thousands)	2020	2019	2018
Revenues by geography:
United States	$975,075	$878,840	$830,079
International	184,293	205,545	133,285
Revenues	$1,159,368	$1,084,385	$963,364

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data or as otherwise stated)

	As of March 31,
(In thousands)	2020	2019	2018
Assets by geography
United States	$1,135,871	$1,021,975	$957,897
International	541,132	403,937	465,984
Total assets	$1,677,003	$1,425,912	$1,423,881

Note 19 — Subsequent Events
On May 8, 2020, the board of directors of the Company declared a regular quarterly cash dividend of $0.31 per share for holders of record as of June 5, 2020 and payable on June 15, 2020.

SUPPLEMENTAL FINANCIAL INFORMATION
CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020
(In thousands, except share data and par value)
Revenues	$250,349	$272,810	$333,515	$302,694
Total operating expenses	202,572	227,657	265,499	234,039
Operating income	47,777	45,153	68,016	68,655
Net income attributable to Houlihan Lokey, Inc.	$42,775	$33,110	$48,894	$59,014

Earnings per share
Basic	$0.69	$0.53	$0.79	$0.95
Diluted	$0.65	$0.50	$0.75	$0.90
Dividends declared per share of common stock	$0.31	$0.31	$0.31	$0.31

	For the Three Months Ended
	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019
(In thousands, except share data and par value)
Revenues	$220,002	$274,992	$298,013	$291,378
Total operating expenses	179,874	218,817	235,770	230,827
Operating income	40,128	56,175	62,243	60,551
Net income attributable to Houlihan Lokey, Inc.	$29,682	$40,119	$43,957	$45,348

Earnings per share
Basic	$0.47	$0.64	$0.71	$0.74
Diluted	$0.45	$0.61	$0.67	$0.69
Dividends declared per share of common stock	$0.27	$0.27	$0.27	$0.31

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
The Company’s system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s financial statements for external reporting purposes in accordance with GAAP. The Company’s management, including the chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of March 31, 2020, the Company’s internal control over financial reporting was effective based on those criteria.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2020. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission's 2013 Internal Control - Integrated Framework. Based on its assessment, management believes that, as of March 31, 2020, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 47 of this report.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information

Our discussion of federal income tax considerations in Exhibit 99.1 attached hereto, which is incorporated herein by reference, supersedes and replaces, in its entirety, the disclosure under the heading “Material United States Federal Income Tax Considerations for Non-United States Holders of Class A Common Stock” in the prospectus dated October 20, 2017, which is a part of our Registration Statement on Form S-3 (File No. 333-221057). Our updated discussion addresses subsequently enacted tax law changes.

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of the Company, dated August 18, 2015	8-K	333-205610	3.1	8/21/15
3.2	Amended and Restated Bylaws of the Company, dated August 18, 2015	8-K	333-205610	3.2	8/21/15
4.1	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					*
9.1	Voting Trust Agreement, dated as of August 18, 2015, by and among the Company, the holders of shares of Class B common stock party thereto, and each trustee named therein	8-K	333-205610	9.1	8/21/15
9.2	Amendment No. 1 to the Voting Trust Agreement, dated as of August 28, 2015, by and among the Company and the Trustees	8-K	333-205610	9.1	8/28/15
9.3	Amendment No. 2 to the Voting Trust Agreement, dated as of October 18, 2018, by and among the Company and the Trustees	8-K	001-37537	9.1	10/19/18
10.2	First Amendment to Credit Agreement, dated as of July 28, 2017, among Houlihan Lokey, Inc., the Guarantors party thereto and Bank of America, N.A.	8-K	001-37537	10.1	8/2/17
10.3	Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan	8-K	001-37537	10.1	9/25/17
10.4	Amendment to Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan	8-K	001-37537	10.1	10/20/17
10.5	Form of HL Lock- up Agreement	S-1	333-205610	10.2	7/10/15
10.6	Registration Rights Agreement, dated as of August 18, 2015, by and among the Company and the stockholders party thereto	8-K	333-205610	10.3	8/21/15

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
10.7	Credit Agreement, dated as of August 23, 2019, by and among Houlihan Lokey, Inc., certain domestic subsidiaries of the borrower party thereto as guarantors, Bank of America, N.A., as the administrative agent and the L/C issuer, the lenders party thereto.	8-K	001-37537	10.1	8/26/19
10.8	Amended and Restated Tax Sharing Agreement, dated as of August 18, 2015, by and among ORIX USA Corporation, HL Transitory Merger Company, Inc., the Company, and all corporations that are as of this date eligible to file a consolidated return as a member of the affiliated group of ORIX USA Corporation within the meaning of Section 1504(a) of the Internal Revenue Code of 1986, as amended, including ORIX Commercial Alliance Corporation, ORIX Real Estate Capital, Inc., and ORIX Capital Markets, LLC	8-K	333-205610	10.7	8/21/15
10.9	Form of Indemnification Agreement between Houlihan Lokey, Inc. and its directors and executive officers	S-1/A	333-205610	10.8	7/27/15
10.10†	Houlihan Lokey, Inc. Second Amended and Restated 2006 Incentive Compensation Plan	S-1/A	333-205610	10.9	8/3/15
10.11†	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Houlihan Lokey, Inc. Second Amended and Restated 2006 Incentive Compensation Plan	S-1/A	333-205610	10.10	8/3/15
10.12†	Form of Deferred Restricted Stock Award Grant Notice and Agreement under the Houlihan Lokey, Inc. Second Amended and Restated 2006 Incentive Compensation Plan	S-1/A	333-205610	10.11	8/3/15
10.13†	Form of Restricted Stock Award Agreement under the Houlihan Lokey, Inc. 2016 Incentive Award Plan	S-1/A	333-206337	10.13	8/3/15
10.14†	Form of Restricted Stock Unit Award Agreement under the Houlihan Lokey, Inc. 2016 Incentive Award Plan	S-1/A	333-206337	10.14	8/3/15
10.15†	Houlihan Lokey, Inc. Director Compensation Program	10-Q	001-37537	10.1	8/9/18
10.16†	Notice to Fram Holdings, Inc. Second Amended and Restated 2006 Incentive Compensation Plan Equity Award Holders	S-1/A	333-205610	10.19	8/3/15
21.1	Subsidiaries of Registrant					*
23.1	Consent of Independent Public Accountants					*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
99.1	Material United States Federal Income Tax Considerations for Non-United States Holders of Class A Common Stock					*
101.INS	XBRL Instance Document					**
101.SCH	XBRL Taxonomy Extension Schema Document					**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					**

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					**

*	Filed herewith.

**	Furnished herewith.

†	Indicates a management contract or compensation plan or arrangement.

Item 16. Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOULIHAN LOKEY, INC.

Date: May 15, 2020	By:	/s/ SCOTT L. BEISER
	Name:	Scott L. Beiser
	Title:	Chief Executive Officer

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

HOULIHAN LOKEY, INC.

Date: May 15, 2020	/s/ SCOTT L. BEISER
Scott L. Beiser
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2020	/s/ J. LINDSEY ALLEY
J. Lindsey Alley
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 15, 2020	/s/ IRWIN N. GOLD
Irwin N. Gold
Executive Chairman and Director

Date: May 15, 2020	/s/ SCOTT J. ADELSON
Scott J. Adelson
Co-President and Director

Date: May 15, 2020	/s/ DAVID A. PREISER
David A. Preiser
Co-President and Director

Date: May 15, 2020	/s/ JACQUELINE B. KOSECOFF
Jacqueline B. Kosecoff
Director

Date: May 15, 2020	/s/ HIDETO NISHITANI
Hideto Nishitani
Director

Date: May 15, 2020	/s/ ROBERT A. SCHRIESHEIM
Robert A. Schriesheim
Director

Date: May 15, 2020	/s/ PAUL A. ZUBER
Paul A. Zuber
Director

Date: May 15, 2020	/s/ GILLIAN B. ZUCKER
Gillian B. Zucker
Director