Form 10-Q
period 2020-06-30
HOULIHAN LOKEY, INC.
filed 2020-08-04
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 30, 2020, the registrant had 50,733,275 shares of Class A common stock, $0.001 par value per share, and 18,745,482 shares of Class B common stock, $0.001 par value per share, outstanding.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share data and par value)	June 30, 2020	March 31, 2020
Assets
Cash and cash equivalents	$422,164	$380,373
Restricted cash	373	373
Investment securities	123,488	135,389
Accounts receivable, net of allowance for credit losses of $5,893 and $5,587, respectively	51,565	80,912
Unbilled work in process, net of allowance for credit losses of $1,566 and $1,302, respectively	36,378	39,821
Income taxes receivable	12,165	4,282
Deferred income taxes	5,017	6,507
Property and equipment, net	42,876	42,372
Operating lease right-of-use asset	152,428	135,240
Goodwill and other intangibles, net	812,355	812,844
Other assets	39,874	38,890
Total assets	$1,698,683	$1,677,003

Liabilities and Stockholders' Equity
Liabilities:
Accrued salaries and bonuses	$222,393	$420,376
Accounts payable and accrued expenses	37,233	53,883
Deferred income	28,570	26,780
Deferred income taxes	2,350	664
Loans payable to former shareholders	1,303	1,393
Loan payable to non-affiliate	3,362	3,283
Operating lease liabilities	172,871	154,218
Other liabilities	20,961	32,024
Total liabilities	489,043	692,621

Commitments and contingencies (Note 17)

Stockholders' equity:
Class A common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 50,713,967 and 46,178,633 shares, respectively	51	46
Class B common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 18,774,077 and 19,345,277 shares, respectively	19	19
Additional paid-in capital	848,756	649,954
Retained earnings	400,995	377,471
Accumulated other comprehensive (loss)	(40,181)	(43,108)
Total stockholders' equity	1,209,640	984,382
Total liabilities and stockholders' equity	$1,698,683	$1,677,003

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,
(In thousands, except share and per share data)	2020	2019
Revenues	$211,136	$250,349
Operating expenses:
Employee compensation and benefits	137,121	163,311
Travel, meals, and entertainment	2,114	9,617
Rent	9,623	10,001
Depreciation and amortization	3,672	3,963
Information technology and communications	6,383	5,324
Professional fees	5,007	4,456
Other operating expenses	4,626	5,903
Total operating expenses	168,546	202,575
Operating income	42,590	47,774
Other (income)/expense, net	(1,161)	(1,651)
Income before provision for income taxes	43,751	49,425
Provision for income taxes	(2,349)	6,649
Net income	$46,100	$42,776
Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,927	(3,971)
Comprehensive income	$49,027	$38,805

Attributable to Houlihan Lokey, Inc. common stockholders:
Weighted average shares of common stock outstanding:
Basic	63,684,431	61,670,617
Fully diluted	66,798,560	65,621,103
Earnings per share (Note 13)
Basic	$0.72	$0.69
Fully diluted	$0.69	$0.65

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

(In thousands, except share data)	Class A common stock		Class B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity
	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2020	46,178,633	$46	19,345,277	$19	$649,954	$377,471	$(43,108)	$984,382
Cumulative effect of the change in accounting principle related to credit losses, net of tax	—	—	—	—	—	(682)	—	(682)
Shares issued	3,000,000	3	1,267,734	2	200,857	—	—	200,862
Stock compensation vesting (Note 14)	—	—	—	—	15,386	—	—	15,386
Dividends	—	—	—	—	—	(21,894)	—	(21,894)
Conversion of Class B to Class A shares	1,529,757	2	(1,529,757)	(2)	—	—	—	—
Shares issued to non-employee directors (Note 14)	5,577	—	—	—	333	—	—	333
Other shares repurchased/forfeited	—	—	(309,177)	—	(17,774)	—	—	(17,774)
Net income	—	—	—	—	—	46,100	—	46,100
Change in unrealized translation	—	—	—	—	—	—	2,927	2,927
Total comprehensive income	—	—	—	—	—	46,100	2,927	49,027
Balances – June 30, 2020	50,713,967	$51	18,774,077	$19	$848,756	$400,995	$(40,181)	$1,209,640

(In thousands, except share data)	Class A common stock		Class B common stock		Treasury Stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity
	Shares	$	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2019	38,200,802	$38	27,197,734	$27	—	$—	$645,090	$276,468	$(30,294)	$891,329
Shares issued	—	—	1,491,860	2	—	—	6,456	—	—	6,458
Stock compensation vesting (Note 14)	—	—	—	—	—	—	10,910	—	—	10,910
Class B shares sold	414,071	1	(414,071)	(1)	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(20,413)	—	(20,413)
Conversion of Class B to Class A shares	2,291,827	2	(2,291,827)	(2)	—	—	—	—	—	—
Shares issued to non-employee directors (Note 14)	7,027	—	—	—	—	—	—	—	—	—
Other shares repurchased/forfeited	—	—	(675,403)	(1)	(55,164)	(2,502)	(31,267)	—	—	(33,770)
Net income	—	—	—	—	—	—	—	42,776	—	42,776
Change in unrealized translation	—	—	—	—	—	—	—	—	(3,971)	(3,971)
Total comprehensive income	—	—	—	—	—	—	—	42,776	(3,971)	38,805
Balances – June 30, 2019	40,913,727	$41	25,308,293	$25	(55,164)	$(2,502)	$631,189	$298,831	$(34,265)	$893,319

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended June 30,
(In thousands)	2020	2019
Cash flows from operating activities:
Net income	$46,100	$42,776
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	3,606	2,527
Provision for bad debts, net of recoveries	1,943	(21)
Unrealized gains on investment securities	(822)	(164)
Non-cash lease expense	5,574	6,106
Depreciation and amortization	3,672	3,963
Compensation expense – equity and liability classified share awards (Note 14)	17,196	12,762
Changes in operating assets and liabilities:
Accounts receivable	26,806	3,407
Unbilled work in process	3,211	247
Other assets	(1,077)	(1,809)
Accrued salaries and bonuses	(192,281)	(171,003)
Accounts payable and accrued expenses and other	(23,075)	(4,915)
Deferred income	1,790	1,381
Income taxes payable	(7,883)	(4,466)
Net cash (used in) operating activities	(115,240)	(109,209)
Cash flows from investing activities:
Purchases of investment securities	(99,277)	(157,097)
Sales or maturities of investment securities	112,000	249,479
Acquisition of business, net of cash acquired	—	8,710
Receivables from affiliates	—	(170)
Purchase of property and equipment, net	(3,494)	(7,441)
Net cash provided by investing activities	9,229	93,481
Cash flows from financing activities:
Dividends paid	(26,247)	(22,887)
Other share repurchases	—	(2,502)
Payments to settle employee tax obligations on share-based awards	(17,774)	(31,267)
Proceeds from issuance of Class A shares	189,060	—
Loans payable to former shareholders redeemed	(90)	(90)
Other financing activities	333	—
Net cash provided by/(used in) financing activities	145,282	(56,746)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	2,520	(1,539)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	41,791	(74,013)
Cash, cash equivalents, and restricted cash – beginning of period	380,746	286,115
Cash, cash equivalents, and restricted cash – end of period	$422,537	$212,102

Supplemental disclosures of non-cash activities:
Shares issued via vesting of liability classified awards	$7,511	$6,457
Cash acquired through acquisitions	$—	$10,506
Cash paid during the period:
Interest	$197	$193
Taxes	3,656	12,560

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

Note 2 — Summary of Significant Accounting Policies
Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP"), pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"), and include all information and footnotes required for consolidated financial statement presentation. The results of operations for the three months ended June 30, 2020 are not necessarily indicative of the results of operations to be expected for the fiscal year ending March 31, 2021. The unaudited interim consolidated financial statements and notes to consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2020 (the "2020 Annual Report").
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
Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements. Management estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period, and disclosure of contingent assets and liabilities at the reporting date. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Items subject to such estimates and assumptions include, but are not limited to: the allowance for credit losses; the valuation of deferred tax assets, goodwill, accrued expenses, and share based compensation; the allocation of goodwill and other assets across the reporting units (segments); and reserves for income tax uncertainties and other contingencies.

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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of June 30, 2020, we had one foreign currency forward contracts outstanding between the pound sterling and the euro with a notional value of €4.9 million. As of June 30, 2019, we entered into a foreign currency forward contract between the pound sterling and the U.S. dollar with an aggregate notional value of $20 million. The fair value of these contracts represented a net loss included in Other operating expenses of $(46) and $(41) during the three months ended June 30, 2020 and 2019, respectively.

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

Cash and Cash Equivalents, and Restricted Cash

Cash and cash equivalents include cash held at banks and highly liquid investments with original maturities of three months or less. As of June 30, 2020 and March 31, 2020, the Company had cash balances with banks in excess of insured limits. The Company believes it is not exposed to any significant credit risk with respect to Cash and cash equivalents.
The following table provides a reconciliation of Cash and cash equivalents, and Restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	June 30, 2020	March 31, 2020
Cash and cash equivalents	$422,164	$380,373
Restricted cash (1)	373	373
Total cash, cash equivalents, and restricted cash	$422,537	$380,746

(1)	Restricted cash as of June 30, 2020 and March 31, 2020 consisted of a cash secured letter of credit issued for our Frankfurt office.

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

Allowance for Credit Losses

The allowance for credit losses on accounts receivable and unbilled work in progress reflects management’s best estimate of expected losses using the Company's internal current expected credit losses model. This model analyzes expected losses based on relevant information about historical experience, current conditions, and reasonable and supportable forecasts that could potentially affect the collectibility of the reported amounts. This is recorded through provision for bad debts, which is included in Other operating expenses in the accompanying Consolidated Statements of Comprehensive Income. Amounts deemed to be uncollectible are written off against the allowance for credit losses.

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

On March 27, 2020 the United States passed the Coronavirus Aid, Relief, and Economic Security (CARES) Act into law.  The legislation is meant to address the economic uncertainty as a result of the coronavirus pandemic.  The Company has completed its evaluation of the provisions of the CARES Act which resulted in no material impacts on its income tax provision.
Leases

We assess whether an arrangement is or contains a lease at the inception of the agreement. Right-of-use ("ROU") assets represent our right to use underlying assets for the lease term and lease liabilities represent our obligation to make lease payments arising from leases. ROU assets and lease liabilities are recognized at the commencement date based on the present value of future lease payments over the lease terms utilizing the discount rate implicit in the leases. If the discount rate implicit in the leases is not readily determinable, the present value of future lease payments is calculated utilizing the Company’s incremental borrowing rate, which approximates the interest that the Company would have to pay on a secured loan. The Company elected to utilize a portfolio approach and applies the rates to a portfolio of leases with similar terms and economic environments. The terms of our leases used to determine the ROU asset and lease liability account for options to extend when it is reasonably certain that we will exercise those options, if applicable. ROU assets and lease liabilities are subject to adjustment in the event of modification to lease terms, changes in probability that an option to extend or terminate a lease would be exercised and other factors. In addition, ROU assets are periodically reviewed for impairment.
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
Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. Goodwill is reviewed for impairment in accordance with Accounting Standards Update ("ASU") No. 2011-08, Testing Goodwill for Impairment, which permits management to make a qualitative assessment of whether it is more likely than not that one of its reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If management concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then management would not be required to perform the two-step impairment test for that reporting unit. If the assessment indicates that it is more likely than not that the reporting unit’s fair value is less than its carrying value, management must test further for impairment utilizing a two-step process. Step 1 compares the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds the estimated fair value, an impairment exists and is measured in Step 2 as the excess of the recorded amount of goodwill over the implied fair value of goodwill resulting from the valuation of the reporting unit. Impairment testing of goodwill requires a significant amount of judgment in assessing qualitative factors and estimating the fair value of the reporting unit, if necessary. The fair value is determined using an estimated market value approach, which considers estimates of future after tax cash flows, including a terminal value based on market earnings multiples, discounted at an appropriate market rate. As of June 30, 2020, management concluded that it was not more likely than not that the Company’s reporting units’ fair value was less than their carrying amount and no further impairment testing had been considered necessary.
Indefinite-lived intangible assets are reviewed annually for impairment in accordance with ASU 2012-02, Testing Indefinite-lived Intangible Assets for Impairment, which provides management the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. As of June 30, 2020, management concluded that it was not more likely than not that the fair values were less than the carrying values.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group (inclusive of other long-lived assets) be tested for possible impairment, management first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of June 30, 2020, no events or changes in circumstances were identified that indicated that the carrying amount of the finite-lived intangible assets were not recoverable.
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

On April 1, 2020, we adopted ASU 2016-13 Financial Instruments—Credit Losses — Measurement of Credit Losses on Financial Instruments, and all related amendments, under a modified retrospective approach. Upon adoption, a cumulative transition adjustment was recorded, which reduced retained earnings by $(924). The tax impact of this adjustment increased retained earnings by $242, resulting in a net decrease to retained earnings of $(682) as of April 1, 2020. The impact of this pronouncement had an immaterial impact on our Net income for the three months ended June 30, 2020.

The following table provides a reconciliation of the cumulative transition adjustment pertaining to the adoption of the credit loss guidance reported within the Consolidated Balance Sheets.

	March 31, 2020	Transition Adjustment	April 1, 2020
Accounts receivable, net of allowance for credit losses	$80,912	$(599)	$80,313
Unbilled work in progress, net of allowance for credit losses	39,821	(232)	39,589
Other assets	38,890	(93)	38,797
Deferred income taxes, net	5,843	242	6,085
Retained earnings	$377,471	$(682)	$376,789

Note 3 — Revenue Recognition
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

The change in the Company’s contract assets and liabilities during the period primarily reflects the timing difference between the Company’s performance and the customer’s payment. The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	April 1, 2020	Increase/(Decrease)	June 30, 2020
Receivables (1)	$73,720	$(28,866)	$44,854
Unbilled work in process, net of allowance for credit losses	39,821	(3,443)	36,378
Contract Assets (1)	7,192	(481)	6,711
Contract Liabilities (2)	26,780	1,790	28,570

(1)	Included within Accounts receivable, net of allowance for credit losses in the June 30, 2020 Consolidated Balance Sheet.

(2)	Included within Deferred income in the June 30, 2020 Consolidated Balance Sheet.

During the three months ended June 30, 2020, $9.0 million of Revenues were recognized that were included in the Deferred income balance at the beginning of the period.

As a practical expedient, the Company does not disclose information about remaining performance obligations pertaining to (i) contracts that have an original expected duration of one year or less, and/or (ii) contracts where the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that is or forms part of a single performance obligation. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at June 30, 2020.
Note 4 — Related Party Transactions
The Company provides financial advisory services to its affiliates and certain other related parties, and received fees for these services totaling approximately $0 and $100 during the three months ended June 30, 2020 and 2019, respectively.
The Company provided certain management and administrative services for the Company's unconsolidated entities and received fees for these services. As a result, the Company received net fees of $0 and $126 during the three months ended June 30, 2020 and 2019, respectively.
In the accompanying Consolidated Balance Sheets, the Company carried accounts receivable and unbilled work in progress from related parties totaling approximately $2 and $0 as of June 30, 2020 and March 31, 2020, respectively.

Other assets in the accompanying Consolidated Balance Sheets includes loans receivable from certain employees of $17,458 and $17,857 as of June 30, 2020, and March 31, 2020, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

Note 5 — Fair Value Measurements
The following table presents information about the Company's financial assets, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Corporate debt securities	$—	$99,485	$—	$99,485
U.S. treasury securities	—	24,003	—	24,003
Total asset measured at fair value	$—	$123,488	$—	$123,488

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Corporate debt securities	$—	$43,027	$—	$43,027
U.S. treasury securities	—	92,362	—	92,362
Total asset measured at fair value	$—	$135,389	$—	$135,389

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

The Company had no transfers between fair value levels during the three months ended June 30, 2020.

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

The carrying value of the loans to employees included in Other assets, Loans payable to former shareholders, and an unsecured loan which is included in Loan payable to non-affiliate approximates fair value due to the variable interest rate borne by those instruments.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

Note 6 — Investment Securities
The amortized cost, gross unrealized gains (losses), and fair value of investment securities were as follows:

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$98,654	$845	$(14)	$99,485
U.S. treasury securities	23,510	493	—	24,003
Total securities with unrealized gains	$122,164	$1,338	$(14)	$123,488

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$43,166	$210	$(349)	$43,027
U.S. treasury securities	91,722	691	(51)	92,362
Total securities with unrealized gains	$134,888	$901	$(400)	$135,389

Scheduled maturities of the debt securities held by the Company within the investment securities portfolio were as follows:

	June 30, 2020		March 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$94,074	$94,168	$105,349	$105,302
Due within years two through five	28,090	29,320	29,539	30,087
Total debt within the investment securities portfolio	$122,164	$123,488	$134,888	$135,389

Note 7 — Allowance for Credit Losses

	June 30, 2020	March 31, 2020
Beginning balance	$6,889	$5,596
Transition adjustment as of April 1, 2020	831	—
Provision for bad debt	1,943	4,873
Recovery or write-off of uncollectible accounts	(2,204)	(3,580)
Ending balance	$7,459	$6,889

Note 8 — Property and Equipment
Property and equipment, net of accumulated depreciation consists of the following:

	June 30, 2020	March 31, 2020
Equipment	$9,236	$8,788
Furniture and fixtures	21,460	20,942
Leasehold improvements	43,646	41,643
Computers and software	18,555	17,941
Other	1,113	1,113
Total cost	94,010	90,427
Less: accumulated depreciation	(51,134)	(48,055)
Total net book value	$42,876	$42,372

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

Additions to property and equipment during the three months ended June 30, 2020 were primarily related to leasehold improvement costs incurred and computer and software purchases.
Depreciation expense of approximately $2,675 and $2,409 was recognized during the three months ended June 30, 2020 and 2019, respectively.
Note 9 — Goodwill and Other Intangible Assets
The following table provides a reconciliation of Goodwill and other intangibles, net reported on our Consolidated Balance Sheets.

	Useful Lives	June 30, 2020	March 31, 2020
Goodwill	Indefinite	$618,955	$618,455
Tradename-Houlihan Lokey	Indefinite	192,210	192,210
Other intangible assets	Varies	6,154	10,732
Total cost		817,319	821,397
Less: accumulated amortization		(4,964)	(8,553)
Goodwill and other intangibles, net		$812,355	$812,844

Goodwill attributable to the Company’s business segments is as follows:

	April 1, 2020	Change (1)	June 30, 2020
Corporate Finance	$363,925	$500	$364,425
Financial Restructuring	162,815	—	162,815
Financial and Valuation Advisory	91,715	—	91,715
Goodwill	$618,455	$500	$618,955

(1)	Changes pertain to foreign currency translation adjustments.

Amortization expense of approximately $997 and $1,554 was recognized for the three months ended June 30, 2020 and 2019, respectively.

The estimated future amortization for finite-lived intangible assets for each of the next five years are as follows:

Year Ended March 31,
Remainder of 2021	$613
2022	157
2023	7
2024	7
2025	7

Note 10 — Loans Payable
In August 2015, the Company entered into a revolving line of credit with Bank of America, N.A. (the "2015 Line of Credit"), which allowed for borrowings of up to $75.0 million and originally matured in August 2017. On July 28, 2017, the Company extended the maturity date of the 2015 Line of Credit to August 18, 2019, and, on August 15, 2019, the parties further extended the maturity date of the 2015 Line of Credit to September 18, 2019. On August 23, 2019, the Company refinanced the 2015 Line of Credit by entering into a new syndicated revolving line of credit with Bank of America, N.A. and certain other financial institutions party thereto (the "2019 Line of Credit"), which allows for borrowings of up to $100.0 million (and, subject to certain conditions, provides the Company with an expansion option, which, if exercised in full, would provide for a total credit facility of $200.0 million) and matures on August 23, 2022 (or if such date is not a business day, the immediately preceding business day). The agreement governing the 2019 Line of Credit provides that borrowings bear interest at an annual rate of LIBOR plus 1.00%, commitment fees apply to unused amounts, and contains debt covenants which require that the Company maintain certain financial ratios. As of June 30, 2020, no principal was outstanding under the 2019 Line of Credit.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

Prior to the IPO, Fram maintained certain loans payable to former shareholders consisting of unsecured notes payable which were transferred to the Company in conjunction with the IPO. The average interest rate on the individual notes was 2.15% and 3.75% as of June 30, 2020 and 2019, respectively, and the maturity dates range from 2020 to 2027. The Company incurred interest expense on these notes of $8 and $20 during the three months ended June 30, 2020 and 2019, respectively.

In November 2015, the Company acquired the investment banking operations of Leonardo & Co. NV ("Leonardo") in Germany, the Netherlands, and Spain, and made a 49% investment in Leonardo's operations in Italy. Total consideration included an unsecured loan of EUR 14 million payable on November 16, 2040, the remaining balance of which is included in Loan payable to non-affiliates on our Consolidated Balance Sheets. The loan bears interest at an annual rate of 1.50%. In each of January 2017, December 2017, December 2018, and December 2019, we paid a portion of this loan in the amount of EUR 2.9 million. The company incurred interest expense on this loan of $11 and $24 during the three months ended June 30, 2020 and 2019, respectively.
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
An acquisition made in January 2017 included non-contingent consideration with a carrying value of $0 and $999 as of June 30, 2020 and March 31, 2020, respectively, which is included in Other liabilities in our Consolidated Balance Sheets.
In April 2018, the Company acquired Quayle Munro Limited. Total consideration included non-interest bearing unsecured convertible loans totaling GBP 10.5 million payable on May 31, 2022, which is included in Other liabilities in the accompanying Consolidated Balance Sheets. Under certain circumstances, the notes may be exchanged for Company Class B common stock over a three year period in equal annual installments starting on May 31, 2020. The Company incurred imputed interest expense on these notes of $84 and $36 for the three months ended June 30, 2020 and 2019, respectively.
In May 2018, the Company acquired BearTooth Advisors. Total consideration included an unsecured note of $2.8 million bearing interest at an annual rate of 2.88% and payable on May 21, 2048. This note was subsequently assigned by the seller to the former BearTooth principals (who became employees of the Company), and, under certain circumstances is convertible into Company Class B common stock after the fifth anniversary of the closing of the transaction. The Company incurred interest expense on this note of $26 for both the three months ended June 30, 2020 and 2019.
In December 2019, the Company acquired Freeman & Co. Total consideration included an unsecured note of $4.0 million bearing interest at an annual rate of 2.75% and payable on December 16, 2049. The note issued by the Company to the seller was distributed to the former principals of Freeman & Co. (who became employees of the Company). Under certain circumstances, the note may be exchanged by each principal for Company stock over a four-year period in equal annual installments starting in December 2020. The Company incurred interest expense on this notes of $27 for the three months ended June 30, 2020.
The scheduled aggregate repayments of our Loans payable to former shareholders, Other liabilities, and the Loan payable to non-affiliates in the accompanying Consolidated Balance Sheets on a fiscal year-end basis as of June 30, 2020 are as follows:

Remaining 2021	$1,926
2022	11,172
2023	388
2024	31
2025	—
2026 and thereafter	12,110
Total	$25,627

Note 11 — Accumulated Other Comprehensive (Loss)
Accumulated other comprehensive (loss) is comprised of Foreign currency translation adjustments of $2,927 and $(3,971) for the three months ended June 30, 2020 and 2019, respectively. We do not expect the change in foreign currency translation to have a material impact on our operating results and financial position.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

Accumulated other comprehensive (loss) as of June 30, 2020 was comprised of the following:

Balance, April 1, 2020	$(43,108)
Foreign currency translation adjustment	2,927
Balance, June 30, 2020	$(40,181)

Note 12 — Income Taxes
The Company’s provision for income taxes was $(2,349) and $6,649 for the three months ended June 30, 2020 and 2019, respectively. These represent effective tax rates of (5.4)% and 13.5% for the three months ended June 30, 2020 and 2019, respectively. The decrease in the Company’s tax rate during the quarter ended June 30, 2020 relative to the same period in 2019 was primarily a result of the vesting of stock that occurred in April and May 2020. The share vesting price in April and May 2020 was significantly higher as compared to the share vesting price over the same period in 2019.
Note 13 — Earnings Per Share
The calculations of basic and diluted earnings per share attributable to holders of shares of common stock are presented below.

	Three Months Ended June 30,
	2020	2019
Numerator:
Net income attributable to holders of shares of common stock—basic	$46,100	$42,776
Net income attributable to holders of shares of common stock—diluted	$46,100	$42,776
Denominator:
Weighted average shares of common stock outstanding—basic	63,684,431	61,670,617
Weighted average number of incremental shares issuable from unvested restricted stock and restricted stock units, as calculated using the treasury stock method	3,114,129	3,950,486
Weighted average shares of common stock outstanding—diluted	66,798,560	65,621,103

Basic earnings per share	$0.72	$0.69
Diluted earnings per share	$0.69	$0.65

Note 14 — Employee Benefit Plans
Defined Contribution Plans

The Company sponsors a 401(k) defined contribution savings plan for its domestic employees and defined contribution retirement plans for its international employees. The Company contributed approximately $924 and $779 to these plans during the three months ended June 30, 2020 and 2019, respectively.
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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

An excess tax benefit of $13,408 and $7,605 was recognized during the three months ended June 30, 2020 and 2019, respectively, as a component of the provision for income taxes and an operating activity on the Consolidated Statements of Cash Flows. The excess tax benefits recognized during the three months ended June 30, 2020 and 2019 were related to shares vested in April and May 2020 and 2019, respectively.
The share awards are classified as equity awards at the time of grant unless the number of shares granted is unknown. Awards that are settleable in shares based upon a future determinable stock price are classified as liabilities until the price is established and the resulting number of shares is known, at which time they are re-classified from liabilities to equity awards. Activity in equity classified share awards which relate to the Company's 2006 Incentive Award Plan (the "2006 Incentive Plan") and the 2016 Incentive Plan during the three months ended June 30, 2020 and 2019 is as follows:

Unvested Share Awards	Shares	Weighted Average Grant Date Fair Value
Balance, April 1, 2020	3,539	$39.13
Granted	1,044	60.60
Vested	(1,769)	32.38
Forfeited/Repurchased	28	47.08
Balance, June 30, 2020	2,842	$51.38

Balance, April 1, 2019	3,764	$32.29
Granted	1,359	47.22
Vested	(1,490)	29.26
Forfeited/Repurchased	(24)	36.22
Balance, June 30, 2019	3,609	$39.12

Activity in liability classified share awards during the three months ended June 30, 2020 and 2019 is as follows:

Awards Settleable in Shares	Fair Value
Balance, April 1, 2020	$20,989
Offer to grant	4,583
Share price determined-converted to cash payments	(249)
Share price determined-transferred to equity grants	(7,262)
Forfeited	(1,344)
Balance, June 30, 2020	$16,717

Balance, April 1, 2019	$21,676
Offer to grant	3,155
Share price determined-converted to cash payments	(52)
Share price determined-transferred to equity grants	(6,457)
Forfeited	(50)
Balance, June 30, 2019	$18,272

Compensation expenses for the Company associated with both equity and liability classified awards totaled $17,196 and $12,762 for the three months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020 and 2019, there was $145,313 and $126,430, respectively, of total unrecognized compensation cost related to unvested share awards granted under both the 2006 Incentive Plan and 2016 Incentive Plan. These costs are recognized over a weighted average period of 1.9 years and 1.7 years, as of June 30, 2020 and 2019, respectively.

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

On May 20, 2020, the Company completed an underwritten public offering of 3,000,000 shares of its Class A common stock. The offering generated net proceeds for the Company of approximately $188.7 million after deducting the underwriting discount and estimated offering expenses payable by us.

Class A common stock

During the three months ended June 30, 2020, 5,577 shares were issued to non-employee directors, and 1,529,757 shares were converted from Class B to Class A. During the three months ended June 30, 2019, 7,027 shares were issued to non-employee directors, and 2,291,827 shares were converted from Class B to Class A. As of June 30, 2020, there were 50,668,425 Class A shares held by the public and 42,301 Class A shares held by non-employee directors. As of June 30, 2019, there were 37,418,661 Class A shares held by the public, 61,967 Class A shares held by non-employee directors, and 3,377,935 Class A shares held by ORIX USA.

Class B common stock

As of June 30, 2020 and 2019, there were 18,774,077 and 25,308,393, respectively, Class B shares held by the HL Voting Trust.

Dividends

Previously declared dividends related to unvested shares of $4,028 and $5,624 were unpaid as of June 30, 2020 and 2019, respectively.

Stock subscriptions receivable

Employees of the Company periodically issued notes receivable to the Company documenting loans made by the Company to such employees for the purchase of restricted shares of the Company.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

Share repurchases

In July 2018, the board of directors authorized the repurchase of up to an additional $100 million of the Company's common stock.

During the three months ended June 30, 2020 and 2019, the Company repurchased 280,893 and 652,618 shares, respectively, of Class B common stock, to satisfy $17,092 and $31,267 of required withholding taxes in connection with the vesting of restricted awards, respectively. During the three months ended June 30, 2020, the Company did not repurchase any additional shares of its outstanding common stock. During the three months ended June 30, 2019, the Company repurchased an additional 55,164 shares of its outstanding common stock at a weighted average price of and $47.81 per share, excluding commissions, for an aggregate purchase price of $2,502.
Note 16 — Leases
Lessee Arrangements

Operating Leases

We lease real estate and equipment used in operations from third parties. As of June 30, 2020, the remaining term of our operating leases ranged from 1 to 16 years with various automatic extensions.
The following table outlines the maturity of our existing operating lease liabilities on a fiscal year-end basis as of June 30, 2020.

Operating Leases
Remaining 2021	$21,896
2022	27,416
2023	23,020
2024	17,791
2025	18,885
Thereafter	98,209
Total	207,217
Less: present value discount	(34,346)
Operating lease liabilities	$172,871

As of June 30, 2020, the Company entered into one additional office space operating lease that has not yet commenced, for approximately EUR 9.0 million. This operating lease will commence on January 2021 with a lease term of 15 years.
Lease costs

	Three Months Ended June 30,
	2020	2019
Operating lease expense	$7,244	$6,329
Variable lease expense (1)	2,327	3,650
Short-term lease expense	100	71
Less: Sublease income	(48)	(49)
Total lease costs	$9,623	$10,001

(1)	Primarily consists of payments for property taxes, common area maintenance and usage based operating costs.
Weighted-average details

June 30, 2020
Weighted-average remaining lease term (years)	10
Weighted-average discount rate	3.8%

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

Supplemental cash flow information related to leases:

	Three Months Ended June 30,
	2020	2019
Operating cash flows:
Cash paid for amounts included in the measurement of Operating lease liabilities	$7,458	$6,073
Right-of-use assets obtained in exchange for operating lease liabilities	22,652	—

Note 17 — Commitments and Contingencies
The Company has been named in various legal actions arising in the normal course of business. In the opinion of the Company, in consultation with legal counsel, the final resolutions of these matters are not expected to have a material adverse effect on the Company’s financial condition, operations and cash flows.
The Company also provides routine indemnifications relating to certain real estate (office) lease agreements under which it may be required to indemnify property owners for claims and other liabilities arising from the Company’s use of the applicable premises. In addition, the Company guarantees the performance of its subsidiaries under certain office lease agreements. The terms of these obligations vary, and because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the maximum amount that it could be obligated to pay under such contracts. Based on historical experience and evaluation of specific indemnities, management believes that judgments, if any, against the Company related to such matters are not likely to have a material effect on the consolidated financial statements. Accordingly, the Company has not recorded any liability for these obligations as of June 30, 2020 or March 31, 2020.
There have been no material changes outside of the ordinary course of business to our known contractual obligations, which are set forth in the table included in Item 7 in our 2020 Annual Report.
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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

	Three Months Ended June 30,
	2020	2019
Revenues by segment
Corporate Finance	$87,971	$133,589
Financial Restructuring	88,620	79,354
Financial and Valuation Advisory	34,545	37,406
Revenues	$211,136	$250,349

Segment profit (1)
Corporate Finance	$22,650	$37,428
Financial Restructuring	36,169	23,977
Financial and Valuation Advisory	7,397	8,281
Total segment profit	66,216	69,686
Corporate expenses (2)	23,626	21,912
Other (income)/expense, net	(1,161)	(1,651)
Income before provision for income taxes	$43,751	$49,425

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

	June 30, 2020	March 31, 2020
Assets by segment
Corporate Finance	$404,082	$403,147
Financial Restructuring	174,774	186,418
Financial and Valuation Advisory	125,212	127,440
Total segment assets	704,068	717,005
Corporate assets	994,615	959,998
Total assets	$1,698,683	$1,677,003

	Three Months Ended June 30,
	2020	2019
Income before provision for income taxes by geography
United States	$34,968	$38,231
International	8,783	11,194
Income before provision for income taxes	$43,751	$49,425

	Three Months Ended June 30,
	2020	2019
Revenues by geography
United States	$176,945	$208,151
International	34,191	42,198
Revenues	$211,136	$250,349

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

	June 30, 2020	March 31, 2020
Assets by geography
United States	$1,188,437	$1,135,871
International	510,246	541,132
Total assets	$1,698,683	$1,677,003

Note 19 — Subsequent Events
On July 22, 2020, the Company's board of directors declared a quarterly cash dividend of $0.33 per share of Class A and Class B common stock, payable on September 15, 2020, to shareholders of record on September 2, 2020.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion should be read together with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. We make statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “intends,” “predicts,” “potential” or “continue,” the negative of these terms or other similar expressions. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including but not limited to, the factors listed under the heading “Cautionary Note Regarding Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended March 31, 2020 (the "2020 Annual Report"). Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements speak only as of the date of this filing. You should not rely upon forward-looking statements as a prediction of future events. We are under no duty to and we do not undertake any obligation to update or review any of these forward-looking statements after the date of this filing to conform our prior statements to actual results or revised expectations whether as a result of new information, future developments or otherwise.
Key Financial Measures
Revenues
Revenues include fee revenues and reimbursements of expenses (see Note 2 and Note 3 to our unaudited consolidated financial statements in this Form 10-Q for additional information). Revenues reflect revenues from our Corporate Finance (“CF”), Financial Restructuring (“FR”), and Financial and Valuation Advisory (“FVA”) business segments that substantially consist of fees for advisory services.

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

CF provides general financial advisory services in addition to advice on mergers and acquisitions and capital markets offerings. We advise public and private institutions on a wide variety of situations, including buy-side and sell-side transactions, as well as leveraged loans, private mezzanine debt, high-yield debt, initial public offerings, follow-ons, convertibles, equity private placements, private equity, and liability management transactions, and advise financial sponsors on all types of transactions. The majority of our CF revenues consists of Completion Fees. A CF transaction can fail to be completed for many reasons that are outside of our control. In these instances, our fees are generally limited to Retainer Fees and in some cases Progress Fees that may have been received.

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
Results of Consolidated Operations
The following is a discussion of our results of operations for the three months ended June 30, 2020 and 2019. For a more detailed discussion of the factors that affected the revenues and the operating expenses of our CF, FR, and FVA business segments in these periods, see Part I, Item 2 of this Form 10-Q under the heading “Business Segments” below.

	Three Months Ended June 30,
($ in thousands)	2020	2019	Change
Revenues	$211,136	$250,349	(16)%
Operating expenses:
Employee compensation and benefits	137,121	163,311	(16)%
Non-compensation	31,425	39,264	(20)%
Total operating expenses	168,546	202,575	(17)%
Operating income	42,590	47,774	(11)%
Other (income)/expense, net	(1,161)	(1,651)	(30)%
Income before provision for income taxes	43,751	49,425	(11)%
Provision for income taxes	(2,349)	6,649	(135)%
Net income attributable to Houlihan Lokey, Inc.	$46,100	$42,776	8%

Three Months Ended June 30, 2020 versus June 30, 2019
Revenues were $211.1 million for the three months ended June 30, 2020, compared with $250.3 million for the three months ended June 30, 2019, representing a decrease of (16)%. For the quarter, CF revenues decreased (34)%, FR revenues increased 12%, and FVA revenues decreased (8)% when compared with the three months ended June 30, 2019.

Operating expenses were $168.5 million for the three months ended June 30, 2020, compared with $202.6 million for the three months ended June 30, 2019, representing a decrease of (17)%. Employee compensation and benefits expense, as a component of operating expenses, was $137.1 million for the three months ended June 30, 2020, compared with $163.3 million for the three months ended June 30, 2019, representing a decrease of (16)%. The decrease in employee compensation and benefits expense was primarily a result of a decrease in revenues for the quarter when compared to the same quarter last year. The Compensation Ratio was 64.9% for the three months ended June 30, 2020, compared with 65.2% for the three months ended June 30, 2019. Non-compensation expense, as a component of operating expenses, was $31.4 million for the three months ended June 30, 2020, compared with $39.3 million for the three months ended June 30, 2019, representing a decrease of (20)%. The decrease in non-compensation expense was primarily driven by a decrease in travel, meals, and entertainment expense and other operating expenses, partially offset by an increase in information technology expenses. The decrease in travel, meals, and entertainment expense was primarily driven by the firm’s current work-from-home policy implemented as a result of the COVID-19 pandemic.

Other (income)/expense, net decreased (30)% to $(1.2) million for the three months ended June 30, 2020, compared with $(1.7) million for the three months ended June 30, 2019, primarily due to lower interest (income) generated by our investment securities.

The provision for income taxes for the three months ended June 30, 2020 was $(2.3) million, which reflected an effective tax rate of (5.4)%. The provision for income taxes for the three months ended June 30, 2019 was $6.6 million which reflected an effective tax rate of 13.5%. The decrease in the Company's tax rate during the three-month period ended June 30, 2020 relative to the same period in 2019 was primarily a result of the vesting of stock that occurred in April and May 2020. The share vesting price in April and May 2020 was significantly higher as compared to the share vesting price over the same period in 2019.

Business Segments
The following table presents revenues, expenses and contributions from our continuing operations by business segment. The revenues by segment represent each segment’s revenues, and the profit by segment represents profit for each segment before corporate expenses, other (income)/expense, net, and income taxes.

	Three Months Ended June 30,
($ in thousands)	2020	2019	Change
Revenues by Segment
Corporate Finance	$87,971	$133,589	(34)%
Financial Restructuring	88,620	79,354	12%
Financial and Valuation Advisory	34,545	37,406	(8)%
Revenues	$211,136	$250,349	(16)%

Segment Profit (1)
Corporate Finance	$22,650	$37,428	(39)%
Financial Restructuring	36,169	23,977	51%
Financial and Valuation Advisory	7,397	8,281	(11)%
Total Segment Profit	66,216	69,686	(5)%
Corporate Expenses (2)	23,626	21,912	8%
Other (income)/expense, net	(1,161)	(1,651)	(30)%
Income Before Provision for Income Taxes	$43,751	$49,425	(11)%

Segment Metrics
Number of Managing Directors
Corporate Finance	117	115	2%
Financial Restructuring	48	45	7%
Financial and Valuation Advisory	31	32	(3)%
Number of Closed Transactions/Fee Events (3)
Corporate Finance	35	61	(43)%
Financial Restructuring	29	25	16%
Financial and Valuation Advisory	512	509	1%

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

Corporate Finance
Three Months Ended June 30, 2020 versus June 30, 2019

Revenues for CF were $88.0 million for the three months ended June 30, 2020, compared with $133.6 million for the three months ended June 30, 2019, representing a decrease of (34)%. Revenues decreased due to a significant decline in the number of closed transactions as a result of the COVID-19 pandemic, partially offset by an increase in the average transaction fee on closed transactions.

Segment profit for CF was $22.7 million for the three months ended June 30, 2020, compared with $37.4 million for the three months ended June 30, 2019. Profitability decreased primarily as a result of a decrease in revenues and an increase in compensation and non-compensation expenses as a percentage of revenues when compared to the same quarter last year.

Financial Restructuring
Three Months Ended June 30, 2020 versus June 30, 2019

Revenues for FR were $88.6 million for the three months ended June 30, 2020, compared with $79.4 million for the three months ended June 30, 2019, representing an increase of 12%. Revenues increased primarily due to an increase in the number of closed transactions and an increase in monthly retainer fees as a result of the increase in new engagements driven by the COVID-19 pandemic.

Segment profit for FR was $36.2 million for the three months ended June 30, 2020, compared with $24.0 million for the three months ended June 30, 2019, an increase of 51%. Profitability increased primarily as a result of increased revenues and lower compensation and non-compensation expenses as a percentage of revenues when compared to the same quarter last year.
Financial and Valuation Advisory
Three Months Ended June 30, 2020 versus June 30, 2019

Revenues for FVA were $34.5 million for the three months ended June 30, 2020, compared with $37.4 million for the three months ended June 30, 2019, representing a decrease of (8)%. Revenues decreased primarily as a result of a reduction in the average fee per fee event due to a shift in product mix driven by the COVID-19 pandemic, partially offset by a slight increase in the number of fee events.

Segment profit for FVA was $7.4 million for the three months ended June 30, 2020, compared with $8.3 million for the three months ended June 30, 2019, a decrease of (11)%. Profitability decreased primarily as a result of a decrease in revenues and an increase in compensation expenses as a percentage of revenues when compared to the same quarter last year.
Corporate Expenses
Three Months Ended June 30, 2020 versus June 30, 2019

Corporate expenses were $23.6 million for the three months ended June 30, 2020, compared with $21.9 million for the three months ended June 30, 2019. This 8% increase was primarily driven by an increase in other operating expenses.
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

Our cash and cash equivalents include cash held at banks. We maintain moderate levels of cash on hand in support of regulatory requirements for our registered broker-dealer. Our cash and cash equivalents include cash held at banks. We maintain moderate levels of cash on hand in support of regulatory requirements for our registered broker-dealer. As of June 30, 2020 and March 31, 2020, we had $153.1 million and $173.7 million of cash in foreign subsidiaries, respectively. Our excess cash may be invested from time to time in short term investments, including treasury securities, commercial paper, certificates of deposit, and investment grade corporate debt securities. Please refer to Note 6 for further detail.

As of June 30, 2020, the remaining principal balance of the Loan payable to non-affiliate was $3.4 million, which included foreign currency translation adjustments and interest expense. See Note 1 and Note 10 for additional information.

As of June 30, 2020 and March 31, 2020, our Restricted cash, Cash and cash equivalents, and Investment securities were as follows:

(In thousands)	June 30, 2020	March 31, 2020
Cash and cash equivalents	$422,164	$380,373
Investment securities	123,488	135,389
Total unrestricted cash and cash equivalents, including investment securities	545,652	515,762
Restricted cash (1)	373	373
Total cash, cash equivalents, and restricted cash, including investment securities	$546,025	$516,135

(1)	Represents a deposit in support of a letter of credit issued for our Frankfurt office.

Our liquidity is highly dependent upon cash receipts from clients which in turn are generally dependent upon the successful completion of transactions as well as the timing of receivables collections, which typically occur within 60 days of billing. As of June 30, 2020, Accounts receivable, net of credit losses was $51.6 million. As of June 30, 2020, Unbilled work in process, net of credit losses was $36.4 million.

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

On August 23, 2019, the Company entered into a new syndicated revolving line of credit with the Bank of America, N.A. and certain other financial institutions party thereto, which allows for borrowings of up to $100 million (and, subject to certain conditions, provides the Company with an expansion option, which, if exercised in full, would provide for a total credit facility of $200 million) and matures on August 23, 2022 (the "2019 Line of Credit"). As of June 30, 2020, no principal was outstanding under the 2019 Line of Credit. The agreement governing this facility provides that borrowings bear interest at an annual rate of LIBOR plus 1.00%, commitment fees apply to unused amounts, and contains debt covenants which require that the Company maintain certain financial ratios. Borrowings under the 2019 Line of Credit require payments of interest at the annual rate of LIBOR plus 1.00%. The loan agreement requires compliance with certain loan covenants including but not limited to the maintenance of minimum consolidated earnings before interest, taxes, depreciation and amortization of no less than $150 million as of the end of any quarterly 12-month period and certain leverage ratios including a consolidated leverage ratio of less than 2.00 to 1.00. As of June 30, 2020, we were, and expect to continue to be, in compliance with such covenants.
Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of our incentive compensation during the first and third quarters of each fiscal year. A summary of our operating, investing, and financing cash flows is as follows:

	Three Months Ended June 30,
(In thousands)	2020	2019	Change
Operating activities:
Net income	$46,100	$42,776	8%
Non-cash charges	31,169	25,173	24%
Other operating activities	(192,509)	(177,158)	9%
Net cash (used in) operating activities	(115,240)	(109,209)	6%
Net cash provided by investing activities	9,229	93,481	(90)%
Net cash provided by/(used in) financing activities	145,282	(56,746)	NM
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	2,520	(1,539)	NM
Net increase/(decrease) in cash, cash equivalents, and restricted cash	41,791	(74,013)	(156)%
Cash, cash equivalents, and restricted cash—beginning of period	380,746	286,115	33%
Cash, cash equivalents, and restricted cash—end of period	$422,537	$212,102	99%
Three Months Ended June 30, 2020
Operating activities resulted in a net outflow of $(115.2) million primarily attributable to cash bonus payments paid in May 2020. Investing activities resulted in a net inflow of $9.2 million primarily attributable to sales or maturities of investment securities, partially offset by purchases of investment securities. Financing activities resulted in a net inflow of $145.3 million primarily attributable to proceeds from the Company's May 2020 offering. See Note 15 to our unaudited consolidated financial statements in this Form 10-Q for additional information.
Contractual Obligations
There have been no material changes outside of the ordinary course of business to our known contractual obligations, which are set forth in the table included in Item 7 in our 2020 Annual Report.

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

There have been no material changes to the critical accounting policies disclosed in our 2020 Annual Report. For additional information on critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in the MD&A of the 2020 Annual Report.
Recent Accounting Developments
On April 1, 2020, we adopted ASU 2016-13 Financial Instruments—Credit Losses — Measurement of Credit Losses on Financial Instruments, and all related amendments, under a modified retrospective approach. Upon adoption, a cumulative transition adjustment was recorded, which reduced retained earnings by $(682), net of tax.

For additional discussion of recently issued accounting developments and their impact or potential impact on our consolidated financial statements, see Note 2 to our unaudited consolidated financial statements in this Form 10-Q.
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

We regularly review our accounts receivable and allowance for credit losses by considering factors such as historical experience, credit quality, age of the accounts receivable and recoverable expense balances, and the current economic conditions that may affect a customer’s ability to pay such amounts owed to us. We maintain an allowance for credit losses that, in our opinion, provides for an adequate reserve to cover losses that may be incurred.
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
Exchange Rate Risk

The exchange rate of the U.S. dollar relative to the currencies in the non-U.S. countries in which we operate may have an effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities and, therefore, be reflected as a change in other comprehensive income. Our non-U.S. assets and liabilities that are sensitive to exchange rates consist primarily of trade payables and receivables, work in progress, and cash. The net impact of the fluctuation of foreign currencies in other comprehensive income within the Consolidated Statements of Comprehensive Income was $2,927 and $(3,971) during the three months ended June 30, 2020 and 2019, respectively.

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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of June 30, 2020, we had one foreign currency forward contract outstanding between the pound sterling and the euro with a notional value of €4.9 million. As of June 30, 2019, we entered into a foreign currency forward contract between the pound sterling and the U.S. dollar with an aggregate notional value of $20 million. The fair value of these contracts represented a net loss included in Other operating expenses of $(46) and $(41) during the three months ended June 30, 2020 and 2019, respectively.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during the fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. There has been no material change in the nature of our legal proceedings from the descriptions contained in our 2020 Annual Report.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in our 2020 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On June 10, 2020, the Company issued 102,165 shares of Class B common stock to certain former employees of a business acquired in 2018. The Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering and received no proceeds in connection with this issuance.

During the quarter ended June 30, 2020, the Company issued 4,819,536 shares of Class A common stock upon the conversion of a like number of shares of Class B common stock. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder. See Note 15 for additional information. The Company relied upon the exemption from registration provided by Section 3(a)(9) under the Securities Act of 1933, as amended.

Purchases of Equity Securities

The Company did not repurchase any Houlihan Lokey, Inc. equity securities during the quarter ended June 30, 2020. The following table summarizes all of the shares which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards during the quarter ended June 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2020 - April 30, 2020 (2)	239,865	$59.38	—
May 1, 2020 - May 31, 2020 (2)	26,918	61.99	—
June 1, 2020 - June 30, 2020 (2)	14,110	60.26	—
Total	280,893	$59.72	—	$125,000,000

(1)
The shares of Class A common stock repurchased through this program have been retired. In July 2020, the board of directors authorized a new program to replace the prior repurchase authority pursuant to which new program the Company would repurchase from time to time up to $125 million in aggregate purchase price of the Company’s Class A common stock or Class B common stock, in open market and negotiated purchases.

(2)	Represents unvested shares of Class B common stock, which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards.
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

HOULIHAN LOKEY, INC.

Date:	August 4, 2020	/s/ SCOTT L. BEISER
Scott L. Beiser
Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2020	/s/ J. LINDSEY ALLEY
J. Lindsey Alley
Chief Financial Officer
(Principal Financial and Accounting Officer)