Form 10-Q
period 2020-09-30
HOULIHAN LOKEY, INC.
filed 2020-11-05
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2020, the registrant had 51,317,189 shares of Class A common stock, $0.001 par value per share, and 18,013,798 shares of Class B common stock, $0.001 par value per share, outstanding.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share data and par value)	September 30, 2020	March 31, 2020
Assets
Cash and cash equivalents	$421,967	$380,373
Restricted cash	373	373
Investment securities	178,285	135,389
Accounts receivable, net of allowance for credit losses of $6,952 and $5,587, respectively	73,916	80,912
Unbilled work in process, net of allowance for credit losses of $1,758 and $1,302, respectively	40,572	39,821
Income taxes receivable	16,573	4,282
Deferred income taxes	5,147	6,507
Property and equipment, net	43,642	42,372
Operating lease right-of-use asset	149,454	135,240
Goodwill and other intangibles, net	861,658	812,844
Other assets	43,956	38,890
Total assets	$1,835,543	$1,677,003

Liabilities and Stockholders' Equity
Liabilities:
Accrued salaries and bonuses	$288,767	$420,376
Accounts payable and accrued expenses	42,006	53,883
Deferred income	29,660	26,780
Deferred income taxes	4,016	664
Loans payable to former shareholders	1,206	1,393
Loan payable to non-affiliate	3,517	3,283
Operating lease liabilities	170,696	154,218
Other liabilities	45,063	32,024
Total liabilities	584,931	692,621

Commitments and contingencies (Note 17)

Stockholders' equity:
Class A common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 51,506,192 and 46,178,633 shares, respectively	52	46
Class B common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 18,255,244 and 19,345,277 shares, respectively	18	19
Treasury stock, at cost: 392,673 and 0 shares, respectively	(22,711)	—
Additional paid-in capital	880,370	649,954
Retained earnings	427,621	377,471
Accumulated other comprehensive (loss)	(34,738)	(43,108)
Total stockholders' equity	1,250,612	984,382
Total liabilities and stockholders' equity	$1,835,543	$1,677,003
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except share and per share data)	2020	2019	2020	2019
Revenues	$275,736	$272,810	$486,872	$523,159
Operating expenses:
Employee compensation and benefits	177,249	174,638	314,370	337,949
Travel, meals, and entertainment	964	10,200	3,078	19,817
Rent	10,301	14,922	19,924	24,923
Depreciation and amortization	3,670	3,981	7,342	7,944
Information technology and communications	6,868	6,928	13,251	12,252
Professional fees	5,227	5,834	10,234	10,290
Other operating expenses	4,582	11,154	9,208	17,054
Total operating expenses	208,861	227,657	377,407	430,229
Operating income	66,875	45,153	109,465	92,930
Other (income)/expense, net	(196)	(1,101)	(1,357)	(2,748)
Income before provision for income taxes	67,071	46,254	110,822	95,678
Provision for income taxes	18,281	13,144	15,932	19,793
Net income	$48,790	$33,110	$94,890	$75,885
Other comprehensive income, net of tax:
Foreign currency translation adjustments	5,443	(9,440)	8,370	(13,411)
Comprehensive income	$54,233	$23,670	$103,260	$62,474

Attributable to Houlihan Lokey, Inc. common stockholders:
Weighted average shares of common stock outstanding:
Basic	66,787,832	62,477,085	65,244,611	62,292,798
Fully diluted	69,615,060	66,086,210	68,214,505	65,851,514
Earnings per share (Note 13)
Basic	$0.73	$0.53	$1.45	$1.22
Fully diluted	$0.70	$0.50	$1.39	$1.15

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Class A common stock		Class B common stock		Treasury stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity
(In thousands, except share data)	Shares	$	Shares	$	Shares	$	$	$	$	$
Balances – July 1, 2020	50,713,967	$51	18,774,077	$19	—	—	$848,756	$400,995	$(40,181)	$1,209,640
Shares issued	—	—	297,356	—	—	—	20,610	—	—	20,610
Stock compensation vesting (Note 14)	—	—	—	—	—	—	11,521	—	—	11,521
Dividends	—	—	—	—	—	—	—	(22,164)	—	(22,164)
Conversion of Class B to Class A shares	801,512	1	(801,512)	(1)	—	—	—	—	—	—
Other shares repurchased/forfeited	(9,287)	—	(14,677)	—	(392,673)	(22,711)	(517)	—	—	(23,228)
Net income	—	—	—	—	—	—	—	48,790	—	48,790
Change in unrealized translation	—	—	—	—	—	—	—	—	5,443	5,443
Total comprehensive income	—	—	—	—	—	—	—	48,790	5,443	54,233
Balances – September 30, 2020	51,506,192	$52	18,255,244	$18	(392,673)	$(22,711)	$880,370	$427,621	$(34,738)	$1,250,612

	Class A common stock		Class B common stock		Treasury stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity
(In thousands, except share data)	Shares	$	Shares	$	Shares	$	$	$	$	$
Balances – July 1, 2019	40,913,727	$41	25,308,293	$25	(55,164)	$(2,502)	$631,189	$298,831	$(34,265)	$893,319
Shares issued	—	—	2,311	—	—	—	—	—	—	—
Stock compensation vesting (Note 14)	—	—	—	—	—	—	16,543	—	—	16,543
Class B shares sold	1,172,250	1	(1,172,250)	(1)	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(20,581)	—	(20,581)
Conversion of Class B to Class A shares	13,728	—	(13,728)	—	—	—	—	—	—	—
Other shares repurchased/forfeited	(282,091)	—	(45,550)	—	(197,142)	(8,717)	(12,370)	—	—	(21,087)
Net income	—	—	—	—	—	—	—	33,110	—	33,110
Change in unrealized translation	—	—	—	—	—	—	—	—	(9,440)	(9,440)
Total comprehensive income	—	—	—	—	—	—	—	33,110	(9,440)	23,670
Balances – September 30, 2019	41,817,614	$42	24,079,076	$24	(252,306)	$(11,219)	$635,362	$311,360	$(43,705)	$891,864
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Class A common stock		Class B common stock		Treasury stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity
(In thousands, except share data)	Shares	$	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2020	46,178,633	$46	19,345,277	$19	—	$—	$649,954	$377,471	$(43,108)	$984,382
Cumulative effect of the change in accounting principle related to credit losses, net of tax	—	—	—	—	—	—	—	(682)	—	(682)
Shares issued	3,000,000	3	1,565,090	2	—	—	221,467	—	—	221,472
Stock compensation vesting (Note 14)	—	—	—	—	—	—	26,907	—	—	26,907
Dividends	—	—	—	—	—	—	—	(44,058)	—	(44,058)
Conversion of Class B to Class A shares	2,331,269	3	(2,331,269)	(3)	—	—	—	—	—	—
Shares issued to non-employee directors (Note 14)	5,577	—	—	—	—	—	333	—	—	333
Other shares repurchased/forfeited	(9,287)	—	(323,854)	—	(392,673)	(22,711)	(18,291)	—	—	(41,002)
Net income	—	—	—	—	—	—	—	94,890	—	94,890
Change in unrealized translation	—	—	—	—	—	—	—	—	8,370	8,370
Total comprehensive income	—	—	—	—	—	—	—	94,890	8,370	103,260
Balances – September 30, 2020	51,506,192	$52	18,255,244	$18	(392,673)	$(22,711)	$880,370	$427,621	$(34,738)	$1,250,612

	Class A common stock		Class B common stock		Treasury stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity
(In thousands, except share data)	Shares	$	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2019	38,200,802	$38	27,197,734	$27	—	$—	$645,090	$276,468	$(30,294)	$891,329
Shares issued	—	—	1,494,171	1	—	—	6,453	—	—	6,454
Stock compensation vesting (Note 14)	—	—	—	—	—	—	27,456	—	—	27,456
Class B shares sold	1,586,321	2	(1,586,321)	(1)	—	—	—	—	—	1
Dividends	—	—	—	—	—	—	—	(40,993)	—	(40,993)
Conversion of Class B to Class A shares	2,305,555	2	(2,305,555)	(2)	—	—	—	—	—	—
Shares issued to non-employee directors (Note 14)	7,027	—	—	—	—	—	—	—	—	—
Other shares repurchased/forfeited	(282,091)	—	(720,953)	(1)	(252,306)	(11,219)	(43,637)	—	—	(54,857)
Net income	—	—	—	—	—	—	—	75,885	—	75,885
Change in unrealized translation	—	—	—	—	—	—	—	—	(13,411)	(13,411)
Total comprehensive income	—	—	—	—	—	—	—	75,885	(13,411)	62,474
Balances – September 30, 2019	41,817,614	$42	24,079,076	$24	(252,306)	$(11,219)	$635,362	$311,360	$(43,705)	$891,864

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended September 30,
(In thousands)	2020	2019
Cash flows from operating activities:
Net income	$94,890	$75,885
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	5,578	(6,571)
Provision for bad debts, net of recoveries	3,183	(128)
Unrealized gains on investment securities	(733)	(179)
Non-cash lease expense	11,505	6,576
Depreciation and amortization	7,342	7,944
Compensation expense – equity and liability classified share awards (Note 14)	34,137	31,109
Changes in operating assets and liabilities:
Accounts receivable	5,635	6,619
Unbilled work in process	(983)	9,522
Other assets	(4,788)	(536)
Accrued salaries and bonuses	(127,705)	(107,940)
Accounts payable and accrued expenses and other	(19,883)	226
Deferred income	2,783	1,872
Income taxes payable	(12,291)	(11,256)
Net cash provided by/(used in) operating activities	(1,330)	13,143
Cash flows from investing activities:
Purchases of investment securities	(178,550)	(232,112)
Sales or maturities of investment securities	136,387	272,727
Acquisition of business, net of cash acquired	(12,470)	8,710
Receivables from affiliates	—	(170)
Purchase of property and equipment, net	(6,546)	(14,280)
Net cash provided by/(used in) investing activities	(61,179)	34,875
Cash flows from financing activities:
Dividends paid	(48,413)	(42,210)
Other share repurchases	(23,212)	(23,503)
Payments to settle employee tax obligations on share-based awards	(17,791)	(31,354)
Proceeds from issuance of Class A shares	189,060	—
Loans payable to former shareholders redeemed	(187)	(237)
Repayments of loans to non-affiliates	—	(8,397)
Other financing activities	333	—
Net cash provided by/(used in) financing activities	99,790	(105,701)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	4,313	(7,812)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	41,594	(65,495)
Cash, cash equivalents, and restricted cash – beginning of period	380,746	286,115
Cash, cash equivalents, and restricted cash – end of period	$422,340	$220,620

Supplemental disclosures of non-cash activities:
Shares issued via vesting of liability classified awards	$7,511	$6,453
Cash acquired through acquisitions	$88	$10,506
Cash paid during the period:
Interest	$478	$475
Taxes, net of refunds	22,643	41,966
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

Note 1 — Background
Houlihan Lokey, Inc. ("Houlihan Lokey" or "HL, Inc.," also referred to as the "Company," "we," "our," or "us") is a Delaware corporation that controls the following primary subsidiaries:
•Houlihan Lokey Capital, Inc., a California corporation ("HL Capital, Inc."), is a wholly owned direct subsidiary of HL, Inc. HL Capital, Inc. is registered as a broker-dealer under Section 15(b) of the Securities Exchange Act of 1934 and a member of Financial Industry Regulatory Authority, Inc.

•Houlihan Lokey Financial Advisors, Inc., a California corporation ("HL FA, Inc."), is a wholly owned direct subsidiary of HL, Inc.

•HL Finance, LLC ("HL Finance"), a syndicated leveraged finance platform established to arrange senior secured leveraged loans for financial sponsor-backed, privately-held, and public corporate entities. HL Finance acts as an arranger on syndicated loan transactions and has entered into an agreement with an unaffiliated third party investor that may provide commitments with respect to certain syndicated loans arranged by HL Finance.

•Houlihan Lokey EMEA, LLP, a limited liability partnership registered in England ("HL EMEA, LLP"), is an indirect subsidiary of HL, Inc. HL EMEA, LLP is regulated by the Financial Conduct Authority in the United Kingdom ("U.K.").

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

In August 2020, the Company completed the acquisition of MVP Capital, LLC ("MVP"), an independent advisory firm that provides a range of financial advisory services to clients in the technology, media, and telecommunications sectors.

The Company offers financial services and financial advice to a broad clientele located throughout the United States of America, Europe, the Middle East, and the Asia-Pacific region. The Company has U.S. offices in Los Angeles, San Francisco, Chicago, New York City, Minneapolis, McLean (Virginia), Boston, Dallas, Houston, Miami, and Atlanta as well as foreign offices in London, Paris, Frankfurt, Milan, Madrid, Amsterdam, Dubai, Sydney, Tokyo, Hong Kong, Beijing and Singapore. Together, the Company and its subsidiaries form an organization that provides financial services to meet a wide variety of client needs. The Company concentrates its efforts toward the earning of professional fees with focused services across the following three business segments:

•Corporate Finance ("CF") provides general financial advisory services in addition to advice on mergers and acquisitions and capital markets offerings. We advise public and private institutions on a wide variety of situations, including buy-side and sell-side transactions, as well as leveraged loans, private mezzanine debt, high-yield debt, initial public offerings, follow-ons, convertibles, equity private placements, private equity, and liability management transactions, and advise financial sponsors on all types of transactions. The majority of our CF revenues consists of fees paid upon the successful completion of the transaction or engagement ("Completion Fees"). A CF transaction can fail to be completed for many reasons that are outside of our control. In these instances, our fees are generally limited to the fees paid at the time an engagement letter is signed ("Retainer Fees") and in some cases fees paid during the course of the engagement ("Progress Fees") that may have been received.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)
•Financial Restructuring ("FR") provides advice to debtors, creditors and other parties-in-interest in connection with recapitalization/deleveraging transactions implemented both through bankruptcy proceedings and through out-of-court exchanges, consent solicitations or other mechanisms, as well as in distressed mergers and acquisitions and capital markets activities. As part of these engagements, our FR business segment offers a wide range of advisory services to our clients, including: the structuring, negotiation, and confirmation of plans of reorganization; structuring and analysis of exchange offers; corporate viability assessment; dispute resolution and expert testimony; and procuring debtor-in-possession financing. Although atypical, FR transactions can fail to be completed for many reasons that are outside of our control. In these instances, our fees are generally limited to the Retainer Fees and/or Progress Fees.

•Financial and Valuation Advisory ("FVA") primarily provides valuations of various assets, including: companies; illiquid debt and equity securities; and intellectual property (among other assets and liabilities). These valuations are used for financial reporting, tax reporting, and other purposes. In addition, our FVA business segment renders fairness opinions in connection with mergers and acquisitions and other transactions, and solvency opinions in connection with corporate spin-offs and dividend recapitalizations, and other types of financial opinions in connection with other transactions. Also, our FVA business segment provides dispute resolution services to clients where fees are usually based on the hourly rates of our financial professionals. Unlike our CF or FR segments, the fees generated in our FVA segment are generally not contingent on the successful completion of a transaction.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP"), pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"), and include all information and footnotes required for consolidated financial statement presentation. The results of operations for the six months ended September 30, 2020 are not necessarily indicative of the results of operations to be expected for the fiscal year ending March 31, 2021. The unaudited interim consolidated financial statements and notes to consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2020 (the "2020 Annual Report").
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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)
Operating Expenses

The majority of the Company’s operating expenses are related to compensation for employees, which includes the amortization of the relevant portion of the Company’s share based incentive plans (Note 14). Other types of operating expenses include: Travel, meals, and entertainment; Rent; Depreciation and amortization; Information technology and communications; Professional fees; and Other operating expenses.
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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of September 30, 2020, we had one foreign currency forward contracts outstanding between the pound sterling and the euro with a notional value of €3.2 million. As of September 30, 2019, we had one foreign currency forward contract outstanding between the pound sterling and the U.S. dollar with an aggregate notional value of $4.8 million. The fair value of these contracts represented a net gain/(loss) included in Other operating expenses of $5 and $(53) during the three months ended September 30, 2020 and 2019, respectively.

Fair Value Measurements

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels in accordance with ASC Topic 820, Fair Value Measurement:

•Level 1 Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
•Level 2 Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
•Level 3 Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.
For Level 3 investments in which pricing inputs are unobservable and limited market activity exists, management's determination of fair value is based upon the best information available and may incorporate management's own assumptions or involve a significant degree of judgment.
The following methods and assumptions were used by the Company in estimating fair value disclosures:
•Corporate debt securities: All fair value measurements are obtained from a third-party pricing service and are not adjusted by management.
•U.S. treasury securities: Fair values for U.S. treasury securities are based on quoted prices from recent trading activity of identical or similar securities. All fair value measurements are obtained from a third-party pricing service and are not adjusted by management.
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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)
Cash and Cash Equivalents, and Restricted Cash

Cash and cash equivalents include cash held at banks and highly liquid investments with original maturities of three months or less. As of September 30, 2020 and March 31, 2020, the Company had cash balances with banks in excess of insured limits. The Company believes it is not exposed to any significant credit risk with respect to Cash and cash equivalents.
The following table provides a reconciliation of Cash and cash equivalents, and Restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	September 30, 2020	March 31, 2020
Cash and cash equivalents	$421,967	$380,373
Restricted cash (1)	373	373
Total cash, cash equivalents, and restricted cash	$422,340	$380,746
(1)Restricted cash as of September 30, 2020 and March 31, 2020 consisted of a cash secured letter of credit issued for our Frankfurt office.

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
Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. Goodwill is reviewed for impairment in accordance with Accounting Standards Update ("ASU") No. 2011-08, Testing Goodwill for Impairment, which permits management to make a qualitative assessment of whether it is more likely than not that one of its reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If management concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then management would not be required to perform the two-step impairment test for that reporting unit. If the assessment indicates that it is more likely than not that the reporting unit’s fair value is less than its carrying value, management must test further for impairment utilizing a two-step process. Step 1 compares the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds the estimated fair value, an impairment exists and is measured in Step 2 as the excess of the recorded amount of goodwill over the implied fair value of goodwill resulting from the valuation of the reporting unit. Impairment testing of goodwill requires a significant amount of judgment in assessing qualitative factors and estimating the fair value of the reporting unit, if necessary. The fair value is determined using an estimated market value approach, which considers estimates of future after tax cash flows, including a terminal value based on market earnings multiples, discounted at an appropriate market rate. As of September 30, 2020, management concluded that it was not more likely than not that the Company’s reporting units’ fair value was less than their carrying amount and no further impairment testing had been considered necessary.
Indefinite-lived intangible assets are reviewed annually for impairment in accordance with ASU 2012-02, Testing Indefinite-lived Intangible Assets for Impairment, which provides management the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. As of September 30, 2020, management concluded that it was not more likely than not that the fair values were less than the carrying values.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)
Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group (inclusive of other long-lived assets) be tested for possible impairment, management first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of September 30, 2020, no events or changes in circumstances were identified that indicated that the carrying amount of the finite-lived intangible assets were not recoverable.
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

On April 1, 2020, we adopted ASU 2016-13 Financial Instruments—Credit Losses — Measurement of Credit Losses on Financial Instruments, and all related amendments, under a modified retrospective approach. Upon adoption, a cumulative transition adjustment was recorded, which reduced retained earnings by $(924). The tax impact of this adjustment increased retained earnings by $242, resulting in a net decrease to retained earnings of $(682) as of April 1, 2020. The impact of this pronouncement had an immaterial impact on our Net income for the six months ended September 30, 2020.

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

The change in the Company’s contract assets and liabilities during the period primarily reflects the timing difference between the Company’s performance and the customer’s payment. The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	April 1, 2020	Increase/(Decrease)	September 30, 2020
Receivables (1)	$73,720	$(6,849)	$66,871
Unbilled work in process, net of allowance for credit losses	39,821	751	40,572
Contract Assets (1)	7,192	(147)	7,045
Contract Liabilities (2)	26,780	2,880	29,660
(1)Included within Accounts receivable, net of allowance for credit losses in the September 30, 2020 Consolidated Balance Sheet.
(2)Included within Deferred income in the September 30, 2020 Consolidated Balance Sheet.

During the three and six months ended September 30, 2020, $0.6 million and $9.6 million of Revenues, respectively, were recognized that were included in the Deferred income balance at the beginning of the period.

As a practical expedient, the Company does not disclose information about remaining performance obligations pertaining to (i) contracts that have an original expected duration of one year or less, and/or (ii) contracts where the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that is or forms part of a single performance obligation. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at September 30, 2020.
Note 4 — Related Party Transactions
The Company provides financial advisory services to its affiliates and certain other related parties, and received fees for these services totaling approximately $125 and $598 during the three months ended September 30, 2020 and 2019, respectively, and $125 and $698 for the six months ended September 30, 2020 and 2019, respectively.
The Company provided certain management and administrative services for the Company's unconsolidated entities and received fees for these services. No such fees were recognized during the three months ended September 30, 2020 and 2019; however, the Company received net fees of $0 and $126 during the six months ended September 30, 2020 and 2019, respectively.
Other assets in the accompanying Consolidated Balance Sheets includes loans receivable from certain employees of $16,894 and $17,857 as of September 30, 2020 and March 31, 2020, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 5 — Fair Value Measurements
The following table presents information about the Company's financial assets, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Corporate debt securities	$—	$148,342	$—	$148,342
U.S. treasury securities	—	29,943	—	29,943
Total asset measured at fair value	$—	$178,285	$—	$178,285

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Corporate debt securities	$—	$43,027	$—	$43,027
U.S. treasury securities	—	92,362	—	92,362
Total asset measured at fair value	$—	$135,389	$—	$135,389

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

The Company had no transfers between fair value levels during the six months ended September 30, 2020.

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

The carrying value of Cash and cash equivalents, Restricted cash, Accounts receivable, Unbilled work in process, Accounts payable and accrued expenses, and Deferred income approximates fair value due to the short maturity of these instruments.

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 6 — Investment Securities
The amortized cost, gross unrealized gains (losses), and fair value of investment securities were as follows:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$147,568	$783	$(9)	$148,342
U.S. treasury securities	29,482	461	—	29,943
Total securities with unrealized gains	$177,050	$1,244	$(9)	$178,285

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$43,166	$210	$(349)	$43,027
U.S. treasury securities	91,722	691	(51)	92,362
Total securities with unrealized gains	$134,888	$901	$(400)	$135,389

Scheduled maturities of the debt securities held by the Company within the investment securities portfolio were as follows:

	September 30, 2020		March 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$147,934	$148,006	$105,349	$105,302
Due within years two through five	29,116	30,279	29,539	30,087
Total debt within the investment securities portfolio	$177,050	$178,285	$134,888	$135,389
Note 7 — Allowance for Credit Losses

	September 30, 2020	March 31, 2020
Beginning balance	$6,889	$5,596
Transition adjustment as of April 1, 2020	831	—
Provision for bad debt	3,183	4,873
Recovery or write-off of uncollectible accounts	(2,193)	(3,580)
Ending balance	$8,710	$6,889

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 8 — Property and Equipment
Property and equipment, net of accumulated depreciation consists of the following:

	September 30, 2020	March 31, 2020
Equipment	$9,422	$8,788
Furniture and fixtures	22,450	20,942
Leasehold improvements	45,699	41,643
Computers and software	18,474	17,941
Other	1,119	1,113
Total cost	97,164	90,427
Less: accumulated depreciation	(53,522)	(48,055)
Total net book value	$43,642	$42,372
Additions to property and equipment during the six months ended September 30, 2020 were primarily related to leasehold improvement costs incurred and computer and software purchases.
Depreciation expense of $2,781 and $2,268 was recognized during the three months ended September 30, 2020 and 2019, respectively, and $5,456 and $4,678 was recognized during the six months ended September 30, 2020 and 2019, respectively.
Note 9 — Goodwill and Other Intangible Assets
The following table provides a reconciliation of Goodwill and other intangibles, net reported on our Consolidated Balance Sheets.

	Useful Lives	September 30, 2020	March 31, 2020
Goodwill	Indefinite	$664,248	$618,455
Tradename-Houlihan Lokey	Indefinite	192,210	192,210
Other intangible assets	Varies	8,370	10,732
Total cost		864,828	821,397
Less: accumulated amortization		(3,170)	(8,553)
Goodwill and other intangibles, net		$861,658	$812,844

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)
Goodwill attributable to the Company’s business segments is as follows:

	April 1, 2020	Change (1)	September 30, 2020
Corporate Finance	$363,925	$45,793	$409,718
Financial Restructuring	162,815	—	162,815
Financial and Valuation Advisory	91,715	—	91,715
Goodwill	$618,455	$45,793	$664,248
(1)Changes pertain to the 2020 acquisition referenced in Note 1 and foreign currency translation adjustments.

Amortization expense of approximately $889 and $1,713 was recognized for the three months ended September 30, 2020 and 2019, respectively, and $1,886 and $3,266 was recognized for the six months ended September 30, 2020 and 2019, respectively.

The estimated future amortization for finite-lived intangible assets for each of the next five years are as follows:

Year Ended March 31,
Remainder of 2021	$2,274
2022	2,207
2023	325
2024	7
2025	7
Note 10 — Loans Payable
In August 2015, the Company entered into a revolving line of credit with Bank of America, N.A. (the "2015 Line of Credit"), which allowed for borrowings of up to $75.0 million and originally matured in August 2017. On July 28, 2017, the Company extended the maturity date of the 2015 Line of Credit to August 18, 2019, and, on August 15, 2019, the parties further extended the maturity date of the 2015 Line of Credit to September 18, 2019. On August 23, 2019, the Company refinanced the 2015 Line of Credit by entering into a new syndicated revolving line of credit with Bank of America, N.A. and certain other financial institutions party thereto (the "2019 Line of Credit"), which allows for borrowings of up to $100.0 million (and, subject to certain conditions, provides the Company with an expansion option, which, if exercised in full, would provide for a total credit facility of $200.0 million) and matures on August 23, 2022 (or if such date is not a business day, the immediately preceding business day). The agreement governing the 2019 Line of Credit provides that borrowings bear interest at an annual rate of LIBOR plus 1.00%, commitment fees apply to unused amounts, and contains debt covenants which require that the Company maintain certain financial ratios. As of September 30, 2020, no principal was outstanding under the 2019 Line of Credit.

Prior to the IPO, Fram Holdings, Inc., a Delaware corporation and, prior to our IPO, our indirect parent company, maintained certain loans payable to former shareholders consisting of unsecured notes payable which were transferred to the Company in conjunction with the IPO. The average interest rate on the individual notes was 1.50% and 3.47% as of September 30, 2020 and 2019, respectively, and the maturity dates range from 2020 to 2027. The Company incurred interest expense on these notes of $5 and $17 during the three months ended September 30, 2020 and 2019, respectively, and $13 and $37 during the six months ended September 30, 2020 and 2019, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)
In November 2015, the Company acquired the investment banking operations of Leonardo & Co. NV ("Leonardo") in Germany, the Netherlands, and Spain, and made a 49% investment in Leonardo's operations in Italy. Total consideration included an unsecured loan of EUR 14 million payable on November 16, 2040, the remaining balance of which is included in Loan payable to non-affiliates on our Consolidated Balance Sheets. The loan bears interest at an annual rate of 1.50%. In each of January 2017, December 2017, December 2018, and December 2019, we paid a portion of this loan in the amount of EUR 2.9 million. The company incurred interest expense on this loan of $13 and $23 during the three months ended September 30, 2020 and 2019, respectively, and $24 and $47 during the six months ended September 30, 2020 and 2019, respectively.
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
An acquisition made in January 2017 included non-contingent consideration with a carrying value of $226 and $999 as of September 30, 2020 and March 31, 2020, respectively, which is included in Other liabilities in our Consolidated Balance Sheets.
In April 2018, the Company acquired Quayle Munro Limited. Total consideration included non-interest bearing unsecured convertible loans totaling GBP 10.5 million payable on May 31, 2022, which is included in Other liabilities in the accompanying Consolidated Balance Sheets. Under certain circumstances, the notes may be exchanged for Company Class B common stock over a three-year period in equal annual installments starting on May 31, 2020. The Company incurred imputed interest expense on these notes of $66 and $93 for the three months ended September 30, 2020 and 2019, respectively, and $150 and $129 for the six months ended September 30, 2020 and 2019, respectively.
In May 2018, the Company acquired BearTooth Advisors. Total consideration included an unsecured note of $2.8 million bearing interest at an annual rate of 2.88% and payable on May 21, 2048. This note was subsequently assigned by the seller to the former BearTooth principals (who became employees of the Company), and, under certain circumstances, is convertible into Company Class B common stock after the fifth anniversary of the closing of the transaction. The Company incurred interest expense on this note of $27 and $26 for the three months ended September 30, 2020 and 2019, respectively, and $53 during both the six months ended September 30, 2020 and 2019.
In December 2019, the Company acquired Freeman & Co. Total consideration included an unsecured note of $4.0 million bearing interest at an annual rate of 2.75% and payable on December 16, 2049. The note issued by the Company to the seller was distributed to the former principals of Freeman & Co. (who became employees of the Company). Under certain circumstances, the note may be exchanged by each principal for Company stock over a four-year period in equal annual installments starting in December 2020. The Company incurred interest expense on this note of $28 and $55 for the three and six months ended September 30, 2020.
In August 2020, the Company acquired MVP. Total consideration included an unsecured non-interest bearing note of $4.5 million payable August 14, 2050. The note was issued by the Company to the former principals and sellers of MVP (who became employees of the Company). Under certain circumstances, the note may be exchanged by each seller for a combination of cash and Company stock over a three-year period in equal annual installments starting in August 2021. Contingent consideration was also issued in connection with the acquisition of MVP, with a carrying value of $17.0 million as of September 30, 2020, which is included in Other liabilities in our Consolidated Balance Sheets.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)
The scheduled aggregate repayments of our Loans payable to former shareholders, Other liabilities, and the Loan payable to non-affiliates in the accompanying Consolidated Balance Sheets on a fiscal year-end basis as of September 30, 2020 are as follows:

Remaining 2021	$1,170
2022	10,394
2023	14,512
2024	6,578
2025	—
2026 and thereafter	17,132
Total	$49,786

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 11 — Accumulated Other Comprehensive (Loss)
Accumulated other comprehensive (loss) is comprised of Foreign currency translation adjustments of $5,443 and $(9,440) for the three months ended September 30, 2020 and 2019, respectively, and $8,370 and $(13,411) for the six months ended September 30, 2020 and 2019, respectively. We do not expect the change in foreign currency translation to have a material impact on our operating results and financial position.

Accumulated other comprehensive (loss) as of September 30, 2020 was comprised of the following:

Balance, April 1, 2020	$(43,108)
Foreign currency translation adjustment	8,370
Balance, September 30, 2020	$(34,738)
Note 12 — Income Taxes
The Company’s provision for income taxes was $18,281 and $13,144 for the three months ended September 30, 2020 and 2019, respectively, and $15,932 and $19,793 for the six months ended September 30, 2020 and 2019, respectively. These represent effective tax rates of 27.3% and 28.4% for the three months ended September 30, 2020 and 2019, respectively, and 14.4% and 20.7% for the six months ended September 30, 2020 and 2019, respectively.
Note 13 — Earnings Per Share
The calculations of basic and diluted earnings per share attributable to holders of shares of common stock are presented below.

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to holders of shares of common stock—basic	$48,790	$33,110	$94,890	$75,885
Net income attributable to holders of shares of common stock—diluted	$48,790	$33,110	$94,890	$75,885
Denominator:
Weighted average shares of common stock outstanding—basic	66,787,832	62,477,085	65,244,611	62,292,798
Weighted average number of incremental shares issuable from unvested restricted stock and restricted stock units, as calculated using the treasury stock method	2,827,228	3,609,125	2,969,894	3,558,716
Weighted average shares of common stock outstanding—diluted	69,615,060	66,086,210	68,214,505	65,851,514

Basic earnings per share	$0.73	$0.53	$1.45	$1.22
Diluted earnings per share	$0.70	$0.50	$1.39	$1.15

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 14 — Employee Benefit Plans
Defined Contribution Plans

The Company sponsors a 401(k) defined contribution savings plan for its domestic employees and defined contribution retirement plans for its international employees. The Company contributed approximately $1,117 and $930 to these plans during the three months ended September 30, 2020 and 2019, respectively, and $2,041 and $1,709 during the six months ended September 30, 2020 and 2019, respectively.
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
No excess tax benefit was recognized during the three months ended September 30, 2020 and 2019. An excess tax benefit of $13,408 and $7,605 was recognized during the six months ended September 30, 2020 and 2019, respectively, as a component of the provision for income taxes and an operating activity on the Consolidated Statements of Cash Flows. The excess tax benefits recognized during the six months ended September 30, 2020 and 2019 were related to shares vested in April and May 2020 and 2019, respectively.
The share awards are classified as equity awards at the time of grant unless the number of shares granted is unknown. Awards that are settleable in shares based upon a future determinable stock price are classified as liabilities until the price is established and the resulting number of shares is known, at which time they are re-classified from liabilities to equity awards. Activity in equity classified share awards which relate to the Company's 2006 Incentive Award Plan (the "2006 Incentive Plan") and the 2016 Incentive Plan during the six months ended September 30, 2020 and 2019 is as follows:

Unvested Share Awards	Shares	Weighted Average Grant Date Fair Value
Balance, April 1, 2020	3,539	$39.13
Granted	1,045	60.60
Vested	(1,770)	32.35
Forfeited/Repurchased	(43)	50.63
Balance, September 30, 2020	2,771	$51.37

Balance, April 1, 2019	3,764	$32.29
Granted	1,360	47.20
Vested	(1,493)	29.20
Forfeited/Repurchased	(60)	36.48
Balance, September 30, 2019	3,571	$32.25

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)
Activity in liability classified share awards during the six months ended September 30, 2020 and 2019 is as follows:

Awards Settleable in Shares	Fair Value
Balance, April 1, 2020	$20,989
Offer to grant	4,826
Share price determined-converted to cash payments	(249)
Share price determined-transferred to equity grants	(7,223)
Forfeited	(1,389)
Balance, September 30, 2020	$16,954

Balance, April 1, 2019	$21,676
Offer to grant	6,090
Share price determined-converted to cash payments	(52)
Share price determined-transferred to equity grants	(6,457)
Forfeited	—
Balance, September 30, 2019	$21,257

Compensation expenses for the Company associated with both equity and liability classified awards totaled $16,941 and $18,347 for the three months ended September 30, 2020 and 2019, respectively, and $34,137 and $31,109 for the six months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020 and 2019, there was $119,707 and $110,615, respectively, of total unrecognized compensation cost related to unvested share awards granted under both the 2006 Incentive Plan and 2016 Incentive Plan. These costs are recognized over a weighted average period of 1.7 years and 1.4 years, as of September 30, 2020 and 2019, respectively.

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

The number of shares available for issuance will be increased annually beginning on April 1, 2018 and ending on April 1, 2025, by an amount equal to the lowest of:

•6,540,659 shares of our Class A common stock and Class B common stock;
•Six percent of the shares of Class A common stock and Class B common stock outstanding on the final day of the immediately preceding fiscal year; and
•such smaller number of shares as determined by our board of directors.
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

On August 14, 2020, the Company completed the acquisition of MVP. Consideration included 192,247 unrestricted shares of the Company’s Class B Common Stock and 104,862 restricted shares of the Company's Class B common stock, that are subject to certain repurchase rights in favor of the Company. The Company registered for resale shares of Class A common stock issuable upon conversion of such unrestricted shares of Class B common stock pursuant to a prospectus supplement filed with the SEC on August 28, 2020.

Class A common stock

During the three months ended September 30, 2020 and 2019, no shares were issued to non-employee directors, and 801,512 and 1,600,049 were converted from Class B to Class A, respectively. During the six months ended September 30, 2020 and 2019, 5,577 and 7,027 shares were issued to non-employee directors, respectively, and 2,331,269 and 3,891,876 were converted from Class B to Class A, respectively. As of September 30, 2020, there were 51,473,011 Class A shares held by the public and 33,181 Class A shares held by non-employee directors. As of September 30, 2019, there were 41,503,341 Class A shares held by the public and 61,967 Class A shares held by non-employee directors.

Class B common stock

As of September 30, 2020 and 2019, there were 18,255,244 and 24,079,076, respectively, Class B shares held by the HL Voting Trust.

Dividends

Previously declared dividends related to unvested shares of $4,961 and $6,670 were unpaid as of September 30, 2020 and 2019, respectively.

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

In July 2020, the board of directors authorized a new share repurchase program to replace the aforementioned July 2018 $100 million repurchase authority. Under the July 2020 share repurchase program, the Company is authorized to acquire an aggregate amount of up to $125 million of the Company's Class A common stock and Class B common stock.

During the three months ended September 30, 2020 and 2019, the Company repurchased 5,542 and 862 shares, respectively, of Class B common stock, to satisfy $699 and $39 of required withholding taxes in connection with the vesting of restricted awards, respectively. During the three months ended September 30, 2020, the Company repurchased an additional 401,960 shares of its outstanding common stock at a weighted average price of $57.72 per share, excluding commissions, for an aggregate purchase price of $23,200. During the three months ended September 30, 2019, the Company repurchased an additional 479,233 shares of its outstanding common stock at a weighted average price of $43.79 per share, excluding commissions, for an aggregate purchase price of $20,987.

During the six months ended September 30, 2020 and 2019, the Company repurchased 286,435 and 609,593 shares, respectively, of Class B common stock, to satisfy $17,791 and $29,284 of required withholding taxes in connection with the vesting of restricted awards, respectively. During the six months ended September 30, 2020 the Company repurchased an additional 401,960 shares of its outstanding common stock at a weighted average price of $57.72 per share, excluding commissions, for an aggregate purchase price of $23,200. During the six months ended September 30, 2019, the Company repurchased an additional 534,397 shares of its outstanding common stock at a weighted average price of and $43.95 per share, excluding commissions, for an aggregate purchase price of $23,487.
Note 16 — Leases
Lessee Arrangements

Operating Leases

We lease real estate and equipment used in operations from third parties. As of September 30, 2020, the remaining term of our operating leases ranged from 1 to 16 years with various automatic extensions.
The following table outlines the maturity of our existing operating lease liabilities on a fiscal year-end basis as of September 30, 2020.

Operating Leases
Remaining 2021	$15,311
2022	28,200
2023	23,407
2024	18,152
2025	19,235
Thereafter	99,437
Total	203,742
Less: present value discount	(33,046)
Operating lease liabilities	$170,696

During the three months ended September 30, 2020, the Company entered into two additional office space operating leases that have not yet commenced, for approximately $13.2 million. These operating leases are expected to commence between November 2020 and January 2021 with a lease term of 7 to 15 years.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)
Lease costs

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Operating lease expense	$7,554	$8,934	$14,798	$15,263
Variable lease expense (1)	2,800	6,026	5,127	9,676
Short-term lease expense	—	10	100	81
Less: Sublease income	(53)	(48)	(101)	(97)
Total lease costs	$10,301	$14,922	$19,924	$24,923
(1)Primarily consists of payments for property taxes, common area maintenance and usage based operating costs.
Weighted-average details

	September 30,
	2020	2019
Weighted-average remaining lease term (years)	10	9
Weighted-average discount rate	3.8%	4.1%

Supplemental cash flow information related to leases:

	Six Months Ended September 30,
	2020	2019
Operating cash flows:
Cash paid for amounts included in the measurement of Operating lease liabilities	$15,632	$11,588
Right-of-use assets obtained in exchange for Operating lease liabilities	24,549	—
Non-cash activity:
Change in Operating lease right-of-use assets due to remeasurement	$594	$5,883
Note 17 — Commitments and Contingencies
The Company has been named in various legal actions arising in the normal course of business. In the opinion of the Company, in consultation with legal counsel, the final resolutions of these matters are not expected to have a material adverse effect on the Company’s financial condition, operations and cash flows.
The Company also provides routine indemnifications relating to certain real estate (office) lease agreements under which it may be required to indemnify property owners for claims and other liabilities arising from the Company’s use of the applicable premises. In addition, the Company guarantees the performance of its subsidiaries under certain office lease agreements. The terms of these obligations vary, and because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the maximum amount that it could be obligated to pay under such contracts. Based on historical experience and evaluation of specific indemnities, management believes that judgments, if any, against the Company related to such matters are not likely to have a material effect on the consolidated financial statements. Accordingly, the Company has not recorded any liability for these obligations as of September 30, 2020 or March 31, 2020.
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

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Revenues by segment
Corporate Finance	$108,049	$155,981	$196,020	$289,570
Financial Restructuring	125,391	77,276	214,011	156,630
Financial and Valuation Advisory	42,296	39,553	76,841	76,959
Revenues	$275,736	$272,810	$486,872	$523,159

Segment profit (1)
Corporate Finance	$24,086	$42,688	$46,736	$80,116
Financial Restructuring	54,808	23,588	90,977	47,565
Financial and Valuation Advisory	11,915	8,940	19,312	17,221
Total segment profit	90,809	75,216	157,025	144,902
Corporate expenses (2)	23,934	30,063	47,560	51,972
Other (income)/expense, net	(196)	(1,101)	(1,357)	(2,748)
Income before provision for income taxes	$67,071	$46,254	$110,822	$95,678
(1)We adjust the compensation expense for a business segment in situations where an employee residing in one business segment is performing work in another business segment where the revenues are accrued. Segment profit may vary significantly between periods depending on the levels of collaboration among the different segments.
(2)Corporate expenses represent expenses that are not allocated to individual business segments such as office of the executives, accounting, information technology, compliance, legal, marketing, and human capital.

	September 30, 2020	March 31, 2020
Assets by segment
Corporate Finance	$471,788	$403,147
Financial Restructuring	174,832	186,418
Financial and Valuation Advisory	134,426	127,440
Total segment assets	781,046	717,005
Corporate assets	1,054,497	959,998
Total assets	$1,835,543	$1,677,003

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Income before provision for income taxes by geography
United States	$51,838	$36,267	$86,806	$74,497
International	15,233	9,987	24,016	21,181
Income before provision for income taxes	$67,071	$46,254	$110,822	$95,678

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Revenues by geography
United States	$224,068	$237,932	$401,013	$446,437
International	51,668	34,878	85,859	76,722
Revenues	$275,736	$272,810	$486,872	$523,159

	September 30, 2020	March 31, 2020
Assets by geography
United States	1,449,384	1,135,871
International	386,159	541,132
Total assets	$1,835,543	$1,677,003
Note 19 — Subsequent Events
On October 22, 2020, the Company's board of directors declared a quarterly cash dividend of $0.33 per share of Class A and Class B common stock, payable on December 15, 2020, to shareholders of record on December 2, 2020.

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
Results of Consolidated Operations
The following is a discussion of our results of operations for the three and six months ended September 30, 2020 and 2019. For a more detailed discussion of the factors that affected the revenues and the operating expenses of our CF, FR, and FVA business segments in these periods, see Part I, Item 2 of this Form 10-Q under the heading “Business Segments” below.

	Three Months Ended September 30,			Six Months Ended September 30,
($ in thousands)	2020	2019	Change	2020	2019	Change
Revenues	$275,736	$272,810	1%	$486,872	$523,159	(7)%
Operating expenses:
Employee compensation and benefits	177,249	174,638	1%	314,370	337,949	(7)%
Non-compensation	31,612	53,019	(40)%	63,037	92,280	(32)%
Total operating expenses	208,861	227,657	(8)%	377,407	430,229	(12)%
Operating income	66,875	45,153	48%	109,465	92,930	18%
Other (income)/expense, net	(196)	(1,101)	(82)%	(1,357)	(2,748)	(51)%
Income before provision for income taxes	67,071	46,254	45%	110,822	95,678	16%
Provision for income taxes	18,281	13,144	39%	15,932	19,793	(20)%
Net income attributable to Houlihan Lokey, Inc.	$48,790	$33,110	47%	$94,890	$75,885	25%

Three Months Ended September 30, 2020 versus September 30, 2019
Revenues were $275.7 million for the three months ended September 30, 2020, compared with $272.8 million for the three months ended September 30, 2019, representing an increase of 1%. For the quarter, CF revenues decreased (31)%, FR revenues increased 62%, and FVA revenues increased 7% when compared with the three months ended September 30, 2019.

Operating expenses were $208.9 million for the three months ended September 30, 2020, compared with $227.7 million for the three months ended September 30, 2019, representing a decrease of (8)%. Employee compensation and benefits expense, as a component of operating expenses, was $177.2 million for the three months ended September 30, 2020, compared with $174.6 million for the three months ended September 30, 2019, representing an increase of 1%. The increase in employee compensation and benefits expense was primarily a result of an increase in revenues and an increase in the compensation ratio for the quarter when compared with the same quarter last year. The Compensation Ratio was 64.3% for the three months ended September 30, 2020, compared with 64.0% for the three months ended September 30, 2019. Non-compensation expense, as a component of operating expenses, was $31.6 million for the three months ended September 30, 2020, compared with $53.0 million for the three months ended September 30, 2019, representing a decrease of (40)%. The decrease in non-compensation expense was primarily a result of a decrease in travel, meals, and entertainment expense and in other operating expenses for the quarter when compared with the same quarter last year. The decrease in travel, meals, and entertainment expense was primarily driven by reduced travel and entertainment activity as a result of the COVID-19 pandemic. The decrease in other operating expenses was due to a reduction in marketing costs, office-related costs, and other costs.

Other (income)/expense, net decreased (82)% to $(0.2) million for the three months ended September 30, 2020, compared with $(1.1) million for the three months ended September 30, 2019, primarily due to lower interest (income) generated by our investment securities.

The provision for income taxes for the three months ended September 30, 2020 was $18.3 million, which reflected an effective tax rate of 27.3%. The provision for income taxes for the three months ended September 30, 2019 was $13.1 million which reflected an effective tax rate of 28.4%. The decrease in the Company's effective tax rate during the three months ended September 30, 2020 relative to the same period in 2019 was primarily a result of a decrease in non-deductible expenses and state taxes.
Six Months Ended September 30, 2020 versus September 30, 2019
Revenues were $486.9 million for the six months ended September 30, 2020 compared with $523.2 million for the six months ended September 30, 2019, representing a decrease of (7)%. For the six months ended September 30, 2020, CF revenues decreased (32)%, FR revenues increased 37%, and FVA revenues remained relatively flat when compared with the six months ended September 30, 2019.

Operating expenses were $377.4 million for the six months ended September 30, 2020, compared with $430.2 million for the six months ended September 30, 2019, a decrease of (12)%. Employee compensation and benefits expense, as a component of operating expenses, was $314.4 million for the six months ended September 30, 2020, compared with $337.9 million for the six months ended September 30, 2019, a decrease of (7)%. The decrease in employee compensation and benefits expense was primarily a result of lower revenues for the six-month period when compared with the same period last year. The Compensation Ratio was 64.6% for both the six months ended September 30, 2020 and 2019. Non-compensation expense, as a component of operating expenses, was $63.0 million for the six months ended September 30, 2020, compared with $92.3 million for the six months ended September 30, 2019, a decrease of (32)%. The decrease in non-compensation expense was primarily a result of a decrease in travel, meals, and entertainment expense and in other operating expenses for the six-month period when compared with the same period last year. The decrease in travel, meals, and entertainment expense was primarily driven by reduced travel and entertainment activity as a result of the COVID-19 pandemic. The decrease in other operating expenses was due to a reduction in marketing costs, office-related costs, and other costs.

Other (income)/expense, net decreased to $(1.4) million for the six months ended September 30, 2020, compared with $(2.7) million for the six months ended September 30, 2019, primarily due to lower interest (income) generated by our investment securities.

The provision for income taxes for the six months ended September 30, 2020 was $15.9 million, which reflected an effective tax rate of 14.4%. The provision for income taxes for the six months ended September 30, 2019 was $19.8 million, which reflected an effective tax rate of 20.7%. The decrease in the Company's tax rate during the six months ended September 30, 2020 relative to the same period in 2019 was primarily a result of the vesting of stock that occurred in April and May 2020. The share vesting price in April and May 2020 was significantly higher as compared to the share vesting price over the same period in 2019.

Business Segments
The following table presents revenues, expenses and contributions from our continuing operations by business segment. The revenues by segment represent each segment’s revenues, and the profit by segment represents profit for each segment before corporate expenses, other (income)/expense, net, and income taxes.

	Three Months Ended September 30,			Six Months Ended September 30,
($ in thousands)	2020	2019	Change	2020	2019	Change
Revenues by Segment
Corporate Finance	$108,049	$155,981	(31)%	$196,020	$289,570	(32)%
Financial Restructuring	125,391	77,276	62%	214,011	156,630	37%
Financial and Valuation Advisory	42,296	39,553	7%	76,841	76,959	—%
Revenues	$275,736	$272,810	1%	$486,872	$523,159	(7)%

Segment Profit (1)
Corporate Finance	$24,086	$42,688	(44)%	$46,736	$80,116	(42)%
Financial Restructuring	54,808	23,588	132%	90,977	47,565	91%
Financial and Valuation Advisory	11,915	8,940	33%	19,312	17,221	12%
Total Segment Profit	90,809	75,216	21%	157,025	144,902	8%
Corporate Expenses (2)	23,934	30,063	(20)%	47,560	51,972	(8)%
Other (income)/expense, net	(196)	(1,101)	(82)%	(1,357)	(2,748)	(51)%
Income Before Provision for Income Taxes	$67,071	$46,254	45%	$110,822	$95,678	16%

Segment Metrics
Number of Managing Directors
Corporate Finance	125	119	5%	125	119	5%
Financial Restructuring	47	45	4%	47	45	4%
Financial and Valuation Advisory	31	32	(3)%	31	32	(3)%
Number of Closed Transactions/Fee Events (3)
Corporate Finance	53	69	(23)%	88	130	(32)%
Financial Restructuring	30	17	76%	59	42	40%
Financial and Valuation Advisory	539	523	3%	798	821	(3)%
(1)We adjust the compensation expense for a business segment in situations where an employee residing in one business segment is performing work in another business segment where the revenues are accrued. Segment Profit may vary significantly between periods depending on the levels of collaboration among the different segments.
(2)Corporate expenses represent expenses that are not allocated to individual business segments such as office of the executives, accounting, information technology, compliance, legal, marketing, and human capital.
(3)Fee Events applicable to FVA only; a Fee Event includes any engagement that involves revenue activity during the measurement period with a revenue minimum of $1,000. References to closed transactions should be understood to be the same as transactions that are “effectively closed” as described in Note 2 of our Consolidated Financial Statements.
Corporate Finance
Three Months Ended September 30, 2020 versus September 30, 2019
Revenues for CF were $108.0 million for the three months ended September 30, 2020, compared with $156.0 million for the three months ended September 30, 2019, representing a decrease of (31)%. Revenues decreased due to a significant decline in the number of closed transactions as a result of the COVID-19 pandemic, as well as a decrease in the average transaction fee on closed transactions when compared to the same quarter last year.

Segment profit for CF was $24.1 million for the three months ended September 30, 2020, compared with $42.7 million for the three months ended September 30, 2019. Profitability decreased primarily as a result of a decrease in revenues and an increase in compensation expenses as a percentage of revenues when compared to the same quarter last year.

Six Months Ended September 30, 2020 versus September 30, 2019
Revenues for CF were $196.0 million for the six months ended September 30, 2020, compared with $289.6 million for the six months ended September 30, 2019, representing a decrease of (32)%. Revenues decreased primarily due to a decrease in the number of closed transactions as a result of the COVID-19 pandemic when compared to the same period last year.

Segment profit for CF was $46.7 million for the six months ended September 30, 2020, compared with $80.1 million for the six months ended September 30, 2019. Profitability decreased primarily as a result of a decrease in revenues and higher compensation expenses as a percentage of revenues when compared to the same period last year.
Financial Restructuring
Three Months Ended September 30, 2020 versus September 30, 2019
Revenues for FR were $125.4 million for the three months ended September 30, 2020, compared with $77.3 million for the three months ended September 30, 2019, representing an increase of 62%. Revenues increased primarily due to an increase in the number of closed transactions and an increase in monthly retainer fees as a result of the increase in new engagements driven by the COVID-19 pandemic when compared to the same quarter last year.

Segment profit for FR was $54.8 million for the three months ended September 30, 2020, compared with $23.6 million for the three months ended September 30, 2019, an increase of 132%. Profitability increased primarily as a result of increased revenues and lower compensation and non-compensation expenses as a percentage of revenues when compared to the same quarter last year.
Six Months Ended September 30, 2020 versus September 30, 2019
Revenues for FR were $214.0 million for the six months ended September 30, 2020, compared with $156.6 million for the six months ended September 30, 2019, representing an increase of 37%. The increase in revenues was primarily a result of an increase in the number of closed transactions, partially offset by a reduction in the average transaction fee when compared to the same period last year.

Segment profit for FR was $91.0 million for the six months ended September 30, 2020, compared with $47.6 million for the six months ended September 30, 2019, an increase of 91%. Profitability increased primarily as a result of higher revenues and lower compensation and non-compensation expenses as a percentage of revenues when compared to the same period last year.
Financial and Valuation Advisory
Three Months Ended September 30, 2020 versus September 30, 2019
Revenues for FVA were $42.3 million for the three months ended September 30, 2020, compared with $39.6 million for the three months ended September 30, 2019, representing an increase of 7%. Revenues increased primarily as a result of an increase in the average fee per fee event and a slight increase in the number of fee events when compared to the same quarter last year.

Segment profit for FVA was $11.9 million for the three months ended September 30, 2020, compared with $8.9 million for the three months ended September 30, 2019, an increase of 33%. Profitability increased primarily as a result of an increase in revenues and a decrease in non-compensation expenses as a percentage of revenues when compared to the same quarter last year.
Six Months Ended September 30, 2020 versus September 30, 2019
Revenues for FVA remained relatively flat at $76.8 million for the six months ended September 30, 2020, compared with $77.0 million for the six months ended September 30, 2019. Revenues remained relatively flat as a result of an increase in the average fee per fee event that was offset by a decrease in the number of fee events when compared to the same period last year.

Segment profit for FVA was $19.3 million for the six months ended September 30, 2020, compared with $17.2 million for the six months ended September 30, 2019, an increase of 12%. Profitability increased primarily as a result of a decrease in non-compensation expenses as a percentage of revenues when compared to the same period last year.

Corporate Expenses
Three Months Ended September 30, 2020 versus September 30, 2019
Corporate expenses were $23.9 million for the three months ended September 30, 2020, compared with $30.1 million for the three months ended September 30, 2019. This (20)% decrease was primarily driven by a decrease in non-compensation expenses when compared to the same quarter last year.
Six Months Ended September 30, 2020 versus September 30, 2019
Corporate expenses were $47.6 million for the six months ended September 30, 2020, compared with $52.0 million for the six months ended September 30, 2019. This (8)% decrease was primarily driven by a decrease non-compensation expenses when compared to the same period last year.

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

Our cash and cash equivalents include cash held at banks. We maintain moderate levels of cash on hand in support of regulatory requirements for our registered broker-dealer. As of September 30, 2020 and March 31, 2020, we had $169.2 million and $173.7 million of cash in foreign subsidiaries, respectively. Our excess cash may be invested from time to time in short term investments, including treasury securities, commercial paper, certificates of deposit, and investment grade corporate debt securities. Please refer to Note 6 for further detail.

As of September 30, 2020, the remaining principal balance of the Loan payable to non-affiliate was $3.5 million, which included foreign currency translation adjustments and accrued interest. See Note 1 and Note 10 for additional information.

As of September 30, 2020 and March 31, 2020, our Restricted cash, Cash and cash equivalents, and Investment securities were as follows:

(In thousands)	September 30, 2020	March 31, 2020
Cash and cash equivalents	$421,967	$380,373
Investment securities	178,285	135,389
Total unrestricted cash and cash equivalents, including investment securities	600,252	515,762
Restricted cash (1)	373	373
Total cash, cash equivalents, and restricted cash, including investment securities	$600,625	$516,135
(1)Represents a deposit in support of a letter of credit issued for our Frankfurt office.

Our liquidity is highly dependent upon cash receipts from clients which in turn are generally dependent upon the successful completion of transactions as well as the timing of receivables collections, which typically occur within 60 days of billing. As of September 30, 2020, Accounts receivable, net of credit losses was $73.9 million. As of September 30, 2020, Unbilled work in process, net of credit losses was $40.6 million.

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

On August 23, 2019, the Company entered into a new syndicated revolving line of credit with the Bank of America, N.A. and certain other financial institutions party thereto, which allows for borrowings of up to $100 million (and, subject to certain conditions, provides the Company with an expansion option, which, if exercised in full, would provide for a total credit facility of $200 million) and matures on August 23, 2022 (the "2019 Line of Credit"). As of September 30, 2020, no principal was outstanding under the 2019 Line of Credit. The agreement governing this facility provides that borrowings bear interest at an annual rate of LIBOR plus 1.00%, commitment fees apply to unused amounts, and contains debt covenants which require that the Company maintain certain financial ratios. The loan agreement requires compliance with certain loan covenants including but not limited to the maintenance of minimum consolidated earnings before interest, taxes, depreciation and amortization of no less than $150 million as of the end of any quarterly 12-month period and certain leverage ratios including a consolidated leverage ratio of less than 2.00 to 1.00. As of September 30, 2020, we were, and expect to continue to be, in compliance with such covenants.

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

Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of our incentive compensation during the first and third quarters of each fiscal year. A summary of our operating, investing, and financing cash flows is as follows:

	Six Months Ended September 30,
(In thousands)	2020	2019	Change
Operating activities:
Net income	$94,890	$75,885	25%
Non-cash charges	61,012	38,751	57%
Other operating activities	(157,232)	(101,493)	55%
Net cash provided by/(used in) operating activities	(1,330)	13,143	(110)%
Net cash provided by/(used in) investing activities	(61,179)	34,875	(275)%
Net cash provided by/(used in) financing activities	99,790	(105,701)	NM
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	4,313	(7,812)	NM
Net increase/(decrease) in cash, cash equivalents, and restricted cash	41,594	(65,495)	(164)%
Cash, cash equivalents, and restricted cash—beginning of period	380,746	286,115	33%
Cash, cash equivalents, and restricted cash—end of period	$422,340	$220,620	91%
Six Months Ended September 30, 2020
Operating activities resulted in a net outflow of $(1.3) million primarily attributable to an increased cash outflow associated with a reduction in accrued salaries and bonuses, partially offset by strong performance across the Company. Investing activities resulted in a net outflow of $(61.2) million primarily attributable to purchases of investment securities and the acquisition of MVP Capital, LLC, partially offset by sales or maturities of investment securities. Financing activities resulted in a net inflow of $99.8 million primarily attributable to proceeds from the Company's May 2020 offering, partially offset by dividends paid and other share repurchases. See Note 15 to our unaudited consolidated financial statements in this Form 10-Q for additional information.
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
Exchange Rate Risk

The exchange rate of the U.S. dollar relative to the currencies in the non-U.S. countries in which we operate may have an effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities and, therefore, be reflected as a change in other comprehensive income. Our non-U.S. assets and liabilities that are sensitive to exchange rates consist primarily of trade payables and receivables, work in progress, and cash. The net impact of the fluctuation of foreign currencies in other comprehensive income within the Consolidated Statements of Comprehensive Income was $5,443 and $(9,440) during the three months ended September 30, 2020 and 2019, respectively, and $8,370 and $(13,411) during the six months ended September 30, 2020 and 2019, respectively.

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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of September 30, 2020, we had one foreign currency forward contract outstanding between the pound sterling and the euro with a notional value of €3.2 million. As of September 30, 2019, we had one foreign currency forward contract outstanding between the pound sterling and the U.S. dollar with an aggregate notional value of $4.8 million. The fair value of these contracts represented a net gain/(loss) included in Other operating expenses of $5 and $(53) during the three months ended September 30, 2020 and 2019, respectively.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during the fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On August 14, 2020, the Company issued 192,247 unrestricted shares of the Company’s Class B Common Stock and 104,862 restricted shares of the Company's Class B common stock in connection with the acquisition of MVP Capital, LLC, as described in Part I, Item 1 of this Form 10-Q. The Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering and received no proceeds in connection with this issuance. Subsequently, pursuant to a prospectus supplement filed with the SEC on August 28, 2020, the Company registered for resale shares of Class A common stock issuable upon conversion of such unrestricted shares of Class B common stock.

During the quarter ended September 30, 2020, the Company issued 801,512 shares of Class A common stock upon the conversion of a like number of shares of Class B common stock. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder. See Note 15 for additional information. The Company relied upon the exemption from registration provided by Section 3(a)(9) under the Securities Act of 1933, as amended.

Purchases of Equity Securities

The following table summarizes all of the repurchases of Houlihan Lokey, Inc. equity securities during the quarter ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2020 - July 30, 2020 (2)	9,438	$54.37	—
August 1, 2020 - August 31, 2020 (3)	65	59.47	—
September 1, 2020 - September 30, 2020	392,673	57.81	—
Total	402,176	$57.72	—	$102,300,473
(1)The shares of Class A common stock repurchased through this program have been retired. In July 2020, the board of directors authorized a new program to replace the prior repurchase authority pursuant to which new program the Company may repurchase from time to time up to $125 million in aggregate purchase price of the Company’s Class A common stock or Class B common stock, in open market and negotiated purchases.
(2)Includes 151 unvested shares of Class B common stock at an average price per share of $54.89, which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards.
(3)Represents unvested shares of Class B common stock at an average price per share of $59.47 which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards.
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

HOULIHAN LOKEY, INC.

Date:	November 5, 2020	/s/ SCOTT L. BEISER
Scott L. Beiser
Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2020	/s/ J. LINDSEY ALLEY
J. Lindsey Alley
Chief Financial Officer
(Principal Financial and Accounting Officer)