Form 10-Q
period 2020-12-31
HOULIHAN LOKEY, INC.
filed 2021-02-04
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 2, 2021, the registrant had 51,518,175 shares of Class A common stock, $0.001 par value per share, and 17,432,975 shares of Class B common stock, $0.001 par value per share, outstanding.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share data and par value)	December 31, 2020	March 31, 2020
Assets
Cash and cash equivalents	$633,659	$380,373
Restricted cash	373	373
Investment securities	234,576	135,389
Accounts receivable, net of allowance for credit losses of $7,949 and $5,587, respectively	78,969	80,912
Unbilled work in process, net of allowance for credit losses of $1,853 and $1,302, respectively	53,074	39,821
Income taxes receivable	—	4,282
Deferred income taxes	9,564	6,507
Property and equipment, net	46,167	42,372
Operating lease right-of-use assets	145,367	135,240
Goodwill and other intangibles, net	866,438	812,844
Other assets	51,612	38,890
Total assets	$2,119,799	$1,677,003

Liabilities and Stockholders' Equity
Liabilities:
Accrued salaries and bonuses	$436,438	$420,376
Accounts payable and accrued expenses	55,035	53,883
Deferred income	37,008	26,780
Income taxes payable	19,851	—
Deferred income taxes	35	664
Loans payable to former shareholders	1,007	1,393
Loan payable to non-affiliate	—	3,283
Operating lease liabilities	168,567	154,218
Other liabilities	47,592	32,024
Total liabilities	765,533	692,621

Commitments and contingencies (Note 17)

Stockholders' equity:
Class A common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 51,623,683 and 46,178,633 shares, respectively	52	46
Class B common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 17,472,592 and 19,345,277 shares, respectively	17	19
Additional paid-in capital	851,444	649,954
Retained earnings	523,454	377,471
Accumulated other comprehensive (loss)	(20,701)	(43,108)
Total stockholders' equity	1,354,266	984,382
Total liabilities and stockholders' equity	$2,119,799	$1,677,003
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except share and per share data)	2020	2019	2020	2019
Revenues	$537,876	$333,515	$1,024,748	$856,674
Operating expenses:
Employee compensation and benefits	339,743	213,107	654,113	551,056
Travel, meals, and entertainment	1,338	12,943	4,416	32,760
Rent	10,086	9,531	30,010	34,454
Depreciation and amortization	3,949	4,336	11,291	12,280
Information technology and communications	9,281	7,225	22,532	19,477
Professional fees	6,188	6,204	16,422	16,494
Other operating expenses	8,875	12,153	18,083	29,207
Total operating expenses	379,460	265,499	756,867	695,728
Operating income	158,416	68,016	267,881	160,946
Other (income)/expense, net	(187)	(1,039)	(1,544)	(3,787)
Income before provision for income taxes	158,603	69,055	269,425	164,733
Provision for income taxes	40,088	20,161	56,020	39,954
Net income	$118,515	$48,894	$213,405	$124,779
Other comprehensive income, net of tax:
Foreign currency translation adjustments	14,037	14,388	22,407	977
Comprehensive income	$132,552	$63,282	$235,812	$125,756

Attributable to Houlihan Lokey, Inc. common stockholders:
Weighted average shares of common stock outstanding:
Basic	66,547,587	62,014,564	65,680,516	62,199,716
Fully diluted	69,356,347	65,608,026	68,596,503	65,770,056
Earnings per share (Note 13)
Basic	$1.78	$0.79	$3.25	$2.01
Fully diluted	$1.71	$0.75	$3.11	$1.90

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Class A common stock		Class B common stock		Treasury stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity
(In thousands, except share data)	Shares	$	Shares	$	Shares	$	$	$	$	$
Balances – October 1, 2020	51,506,192	$52	18,255,244	$18	(392,673)	(22,711)	$880,370	$427,621	$(34,738)	$1,250,612
Shares issued	—	—	31,153	—	—	—	1,701	—	—	1,701
Stock compensation vesting (Note 14)	—	—	—	—	—	—	10,694	—	—	10,694
Dividends	—	—	—	—	—	—	—	(22,682)	—	(22,682)
Conversion of Class B to Class A shares	790,025	1	(790,025)	(1)	—	—	—	—	—	—
Shares issued to non-employee directors (Note 14)	3,174	—	—	—	—	—	—	—	—	—
Other shares repurchased/forfeited	(675,708)	(1)	(23,780)	—	392,673	22,711	(41,321)	—	—	(18,611)
Net income	—	—	—	—	—	—	—	118,515	—	118,515
Change in unrealized translation	—	—	—	—	—	—	—	—	14,037	14,037
Total comprehensive income	—	—	—	—	—	—	—	118,515	14,037	132,552
Balances – December 31, 2020	51,623,683	$52	17,472,592	$17	—	$—	$851,444	$523,454	$(20,701)	$1,354,266

	Class A common stock		Class B common stock		Treasury stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity
(In thousands, except share data)	Shares	$	Shares	$	Shares	$	$	$	$	$
Balances – October 1, 2019	41,817,614	$42	24,079,076	$24	(252,306)	$(11,219)	$635,362	$311,360	$(43,705)	$891,864
Shares issued	—	—	42,972	—	—	—	1,209	—	—	1,209
Stock compensation vesting (Note 14)	—	—	—	—	—	—	14,843	—	—	14,843
Class B shares sold	2,108,176	2	(2,108,176)	(2)	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(20,433)	—	(20,433)
Conversion of Class B to Class A shares	(7,653)	—	7,653	—	—	—	—	—	—	—
Shares issued to non-employee directors (Note 14)	2,118	—	—	—	—	—	369	—	—	369
Other shares repurchased/forfeited	(350,262)	—	(22,588)	—	252,306	11,219	(15,660)	—	—	(4,441)
Net income	—	—	—	—	—	—	—	48,894	—	48,894
Change in unrealized translation	—	—	—	—	—	—	—	—	14,388	14,388
Total comprehensive income	—	—	—	—	—	—	—	48,894	14,388	63,282
Balances – December 31, 2019	43,569,993	$44	21,998,937	$22	—	$—	$636,123	$339,821	$(29,317)	$946,693
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Class A common stock		Class B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2020	46,178,633	$46	19,345,277	$19	$649,954	$377,471	$(43,108)	$984,382
Cumulative effect of the change in accounting principle related to credit losses, net of tax	—	—	—	—	—	(682)	—	(682)
Shares issued	3,000,000	3	1,596,243	2	223,168	—	—	223,173
Stock compensation vesting (Note 14)	—	—	—	—	37,601	—	—	37,601
Dividends	—	—	—	—	—	(66,740)	—	(66,740)
Conversion of Class B to Class A shares	3,121,294	3	(3,121,294)	(3)	—	—	—	—
Shares issued to non-employee directors (Note 14)	8,751	—	—	—	333	—	—	333
Other shares repurchased/forfeited	(684,995)	—	(347,634)	(1)	(59,612)	—	—	(59,613)
Net income	—	—	—	—	—	213,405	—	213,405
Change in unrealized translation	—	—	—	—	—	—	22,407	22,407
Total comprehensive income	—	—	—	—	—	213,405	22,407	235,812
Balances – December 31, 2020	51,623,683	$52	17,472,592	$17	$851,444	$523,454	$(20,701)	$1,354,266

	Class A common stock		Class B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2019	38,200,802	$38	27,197,734	$27	$645,090	$276,468	$(30,294)	$891,329
Shares issued	—	—	1,537,143	2	7,662	—	—	7,664
Stock compensation vesting (Note 14)	—	—	—	—	42,299	—	—	42,299
Class B shares sold	3,694,497	4	(3,694,497)	(4)	—	—	—	—
Dividends	—	—	—	—	—	(61,426)	—	(61,426)
Conversion of Class B to Class A shares	2,297,902	2	(2,297,902)	(2)	—	—	—	—
Shares issued to non-employee directors (Note 14)	9,145	—	—	—	369	—	—	369
Other shares repurchased/forfeited	(632,353)	—	(743,541)	(1)	(59,297)	—	—	(59,298)
Net income	—	—	—	—	—	124,779	—	124,779
Change in unrealized translation	—	—	—	—	—	—	977	977
Total comprehensive income	—	—	—	—	—	124,779	977	125,756
Balances – December 31, 2019	43,569,993	$44	21,998,937	$22	$636,123	$339,821	$(29,317)	$946,693

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended December 31,
(In thousands)	2020	2019
Cash flows from operating activities:
Net income	$213,405	$124,779
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(1,997)	(9,283)
Provision for bad debts, net	4,829	72
Unrealized gains on investment securities	(593)	(182)
Non-cash lease expense	17,023	11,469
Depreciation and amortization	11,291	12,280
Compensation expense – equity and liability classified share awards (Note 14)	46,779	47,791
Changes in operating assets and liabilities:
Accounts receivable	(1,064)	9,815
Unbilled work in process	(13,485)	4,287
Other assets	(12,444)	(4,152)
Accrued salaries and bonuses	18,101	(85,018)
Accounts payable and accrued expenses and other	(9,223)	3,245
Deferred income	10,131	58
Income taxes payable	24,431	(4,403)
Net cash provided by operating activities	307,184	110,758
Cash flows from investing activities:
Purchases of investment securities	(294,196)	(248,176)
Sales or maturities of investment securities	195,601	282,422
Acquisition of business, net of cash acquired	(12,470)	(2,197)
Receivables from affiliates	—	(170)
Purchase of property and equipment, net	(11,002)	(16,971)
Net cash provided by/(used in) investing activities	(122,067)	14,908
Cash flows from financing activities:
Dividends paid	(70,302)	(61,104)
Share repurchases	(41,814)	(27,828)
Payments to settle employee tax obligations on share-based awards	(17,810)	(31,469)
Proceeds from issuance of Class A shares	189,060	—
Loans payable to former shareholders redeemed	(386)	(446)
Repayments of loans to non-affiliates	(1,900)	(10,786)
Other financing activities	333	369
Net cash provided by/(used in) financing activities	57,181	(131,264)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	10,988	(3,409)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	253,286	(9,007)
Cash, cash equivalents, and restricted cash – beginning of period	380,746	286,115
Cash, cash equivalents, and restricted cash – end of period	$634,032	$277,108

Supplemental disclosures of non-cash activities:
Shares issued via vesting of liability classified awards	$7,511	$6,453
Cash acquired through acquisitions	$88	$15,755
Cash paid during the period:
Interest	$744	$657
Taxes, net of refunds	33,692	53,358
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
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP"), pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"), and include all information and footnotes required for consolidated financial statement presentation. The results of operations for the nine months ended December 31, 2020 are not necessarily indicative of the results of operations to be expected for the fiscal year ending March 31, 2021. The unaudited interim consolidated financial statements and notes to consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2020 (the "2020 Annual Report").
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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)
Revenues

Revenues consist of fee revenues from advisory services and reimbursed costs incurred in fulfilling the contracts. Revenues reflect fees generated from our CF, FR, and FVA business segments.
The Company generates revenues from contractual advisory services and reimbursed costs incurred in fulfilling the contracts for such services. Revenues for all three business segments (CF, FR, and FVA) are recognized upon satisfaction of the performance obligation, which may be satisfied over time or at a point in time. The amount and timing of the fees paid vary by the type of engagement.

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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. We did not have any outstanding foreign currency forward contracts as of December 31, 2020. As of December 31, 2019, we had two foreign currency forward contracts outstanding, one between the pound sterling and the U.S. dollar with a notional value of $5.0 million and one between the pound sterling and the euro with a notional value of €1.0 million. The fair value of these contracts represented a net gain included in Other operating expenses of $30 during the three months ended December 31, 2019.

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)
Cash and Cash Equivalents, and Restricted Cash

Cash and cash equivalents include cash held at banks and highly liquid investments with original maturities of three months or less. As of December 31, 2020 and March 31, 2020, the Company had cash balances with banks in excess of insured limits. The Company believes it is not exposed to any significant credit risk with respect to Cash and cash equivalents.
The following table provides a reconciliation of Cash and cash equivalents, and Restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	December 31, 2020	March 31, 2020
Cash and cash equivalents	$633,659	$380,373
Restricted cash (1)	373	373
Total cash, cash equivalents, and restricted cash	$634,032	$380,746
(1)Restricted cash as of December 31, 2020 and March 31, 2020 consisted of a cash secured letter of credit issued for our Frankfurt office.

Investment Securities

Investment securities consist of corporate debt and U.S. Treasury securities with original maturities over 90 days. The Company classifies its investment securities as trading and measures them at fair value in the Consolidated Balance Sheets. Unrealized holding gains and losses for trading securities are included in Other (income)/expense, net in the accompanying Consolidated Statements of Comprehensive Income.

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)
On March 27, 2020 the United States enacted into law the Coronavirus Aid, Relief, and Economic Security (CARES) Act and on December 27, 2020, the President signed into law the Coronavirus Response and Relief Supplemental Appropriations Act. These laws are meant to address the economic uncertainty as a result of the coronavirus pandemic. The Company has completed its evaluation of the provisions of these laws, which resulted in no material impacts on its income tax provision.
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
Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. Goodwill is reviewed for impairment in accordance with Accounting Standards Update ("ASU") No. 2011-08, Testing Goodwill for Impairment, which permits management to make a qualitative assessment of whether it is more likely than not that one of its reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If management concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then management would not be required to perform the two-step impairment test for that reporting unit. If the assessment indicates that it is more likely than not that the reporting unit’s fair value is less than its carrying value, management must test further for impairment utilizing a two-step process. Step 1 compares the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds the estimated fair value, an impairment exists and is measured in Step 2 as the excess of the recorded amount of goodwill over the implied fair value of goodwill resulting from the valuation of the reporting unit. Impairment testing of goodwill requires a significant amount of judgment in assessing qualitative factors and estimating the fair value of the reporting unit, if necessary. The fair value is determined using an estimated market value approach, which considers estimates of future after tax cash flows, including a terminal value based on market earnings multiples, discounted at an appropriate market rate. As of December 31, 2020, management concluded that it was not more likely than not that the Company’s reporting units’ fair value was less than their carrying amount and no further impairment testing had been considered necessary.
Indefinite-lived intangible assets are reviewed annually for impairment in accordance with ASU 2012-02, Testing Indefinite-lived Intangible Assets for Impairment, which provides management the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. As of December 31, 2020, management concluded that it was not more likely than not that the fair values were less than the carrying values.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)
Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group (inclusive of other long-lived assets) be tested for possible impairment, management first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of December 31, 2020, no events or changes in circumstances were identified that indicated that the carrying amount of the finite-lived intangible assets were not recoverable.
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

On April 1, 2020, we adopted ASU 2016-13 Financial Instruments—Credit Losses — Measurement of Credit Losses on Financial Instruments, and all related amendments, under a modified retrospective approach. Upon adoption, a cumulative transition adjustment was recorded, which reduced retained earnings by $(924). The tax impact of this adjustment increased retained earnings by $242, resulting in a net decrease to retained earnings of $(682) as of April 1, 2020. The impact of this pronouncement had an immaterial impact on our Net income for the nine months ended December 31, 2020.

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

The change in the Company’s contract assets and liabilities during the period primarily reflects the timing difference between the Company’s performance and the customer’s payment. The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	April 1, 2020	Increase/(Decrease)	December 31, 2020
Receivables (1)	$73,720	$(2,148)	$71,572
Unbilled work in process, net of allowance for credit losses	39,821	13,253	53,074
Contract Assets (1)	7,192	205	7,397
Contract Liabilities (2)	26,780	10,228	37,008
(1)Included within Accounts receivable, net of allowance for credit losses in the December 31, 2020 Consolidated Balance Sheet.
(2)Included within Deferred income in the December 31, 2020 Consolidated Balance Sheet.

During the three and nine months ended December 31, 2020, $6.0 million and $15.6 million of Revenues, respectively, were recognized that were included in the Deferred income balance at the beginning of the period.

As a practical expedient, the Company does not disclose information about remaining performance obligations pertaining to (i) contracts that have an original expected duration of one year or less, and/or (ii) contracts where the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that is or forms part of a single performance obligation. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at December 31, 2020.
Note 4 — Related Party Transactions
The Company provides financial advisory services to its affiliates and certain other related parties, and received fees for these services totaling approximately $108 and $0 during the three months ended December 31, 2020 and 2019, respectively, and $233 and $698 for the nine months ended December 31, 2020 and 2019, respectively.
The Company provided certain management and administrative services for the Company's unconsolidated entities and received fees for these services. No such fees were recognized during the three months ended December 31, 2020 and 2019; however, the Company received net fees of $0 and $126 during the nine months ended December 31, 2020 and 2019, respectively.
In the accompanying Consolidated Balance Sheets, the Company carried accounts receivable and unbilled work in progress from related parties totaling approximately $26 and $0 as of December 31, 2020 and March 31, 2020, respectively.
Other assets in the accompanying Consolidated Balance Sheets includes loans receivable from certain employees of $16,932 and $17,857 as of December 31, 2020 and March 31, 2020, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 5 — Fair Value Measurements
The following table presents information about the Company's financial assets, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Corporate debt securities	$—	$206,729	$—	$206,729
U.S. treasury securities	—	27,847	—	27,847
Total asset measured at fair value	$—	$234,576	$—	$234,576

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Corporate debt securities	$—	$43,027	$—	$43,027
U.S. treasury securities	—	92,362	—	92,362
Total asset measured at fair value	$—	$135,389	$—	$135,389

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

The Company had no transfers between fair value levels during the nine months ended December 31, 2020.

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 6 — Investment Securities
The amortized cost, gross unrealized gains (losses), and fair value of investment securities were as follows:

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$206,055	$688	$(14)	$206,729
U.S. treasury securities	27,429	418	—	27,847
Total securities with unrealized gains	$233,484	$1,106	$(14)	$234,576

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$43,166	$210	$(349)	$43,027
U.S. treasury securities	91,722	691	(51)	92,362
Total securities with unrealized gains	$134,888	$901	$(400)	$135,389

Scheduled maturities of the debt securities held by the Company within the investment securities portfolio were as follows:

	December 31, 2020		March 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$203,913	$203,982	$105,349	$105,302
Due within years two through five	29,571	30,594	29,539	30,087
Total debt within the investment securities portfolio	$233,484	$234,576	$134,888	$135,389
Note 7 — Allowance for Credit Losses

	December 31, 2020	March 31, 2020
Beginning balance	$6,889	$5,596
Transition adjustment as of April 1, 2020	831	—
Provision for bad debt, net	4,829	4,873
Recovery or write-off of uncollectible accounts	(2,747)	(3,580)
Ending balance	$9,802	$6,889

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 8 — Property and Equipment
Property and equipment, net of accumulated depreciation consists of the following:

	December 31, 2020	March 31, 2020
Equipment	$9,679	$8,788
Furniture and fixtures	21,707	20,942
Leasehold improvements	50,939	41,643
Computers and software	19,291	17,941
Other	1,122	1,113
Total cost	102,738	90,427
Less: accumulated depreciation	(56,571)	(48,055)
Total net book value	$46,167	$42,372
Additions to property and equipment during the nine months ended December 31, 2020 were primarily related to leasehold improvement costs incurred and computer and software purchases.
Depreciation expense of $2,756 and $2,423 was recognized during the three months ended December 31, 2020 and 2019, respectively, and $8,212 and $7,101 was recognized during the nine months ended December 31, 2020 and 2019, respectively.
Note 9 — Goodwill and Other Intangible Assets
The following table provides a reconciliation of Goodwill and other intangibles, net reported on our Consolidated Balance Sheets.

	Useful Lives	December 31, 2020	March 31, 2020
Goodwill	Indefinite	$670,200	$618,455
Tradename-Houlihan Lokey	Indefinite	192,210	192,210
Other intangible assets	Varies	6,954	10,732
Total cost		869,364	821,397
Less: accumulated amortization		(2,926)	(8,553)
Goodwill and other intangibles, net		$866,438	$812,844

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)
Goodwill attributable to the Company’s business segments is as follows:

	April 1, 2020	Change (1)	December 31, 2020
Corporate Finance	$363,925	$51,745	$415,670
Financial Restructuring	162,815	—	162,815
Financial and Valuation Advisory	91,715	—	91,715
Goodwill	$618,455	$51,745	$670,200
(1)Changes pertain to the 2020 acquisition referenced in Note 1 and foreign currency translation adjustments.

Amortization expense of approximately $1,193 and $1,913 was recognized for the three months ended December 31, 2020 and 2019, respectively, and $3,079 and $5,179 was recognized for the nine months ended December 31, 2020 and 2019, respectively.

The estimated future amortization for finite-lived intangible assets for each of the next five years are as follows:

Year Ended March 31,
Remainder of 2021	$1,082
2022	2,207
2023	325
2024	7
2025	7
Note 10 — Loans Payable
In August 2015, the Company entered into a revolving line of credit with Bank of America, N.A. (the "2015 Line of Credit"), which allowed for borrowings of up to $75.0 million and originally matured in August 2017. On July 28, 2017, the Company extended the maturity date of the 2015 Line of Credit to August 18, 2019, and, on August 15, 2019, the parties further extended the maturity date of the 2015 Line of Credit to September 18, 2019. On August 23, 2019, the Company refinanced the 2015 Line of Credit by entering into a new syndicated revolving line of credit with Bank of America, N.A. and certain other financial institutions party thereto (the "2019 Line of Credit"), which allows for borrowings of up to $100.0 million (and, subject to certain conditions, provides the Company with an expansion option, which, if exercised in full, would provide for a total credit facility of $200.0 million) and matures on August 23, 2022 (or if such date is not a business day, the immediately preceding business day). The agreement governing the 2019 Line of Credit provides that borrowings bear interest at an annual rate of LIBOR plus 1.00%, commitment fees apply to unused amounts, and contains debt covenants which require that the Company maintain certain financial ratios. As of December 31, 2020, no principal was outstanding under the 2019 Line of Credit.

Prior to the IPO, Fram Holdings, Inc., a Delaware corporation and, prior to our IPO, our indirect parent company, maintained certain loans payable to former shareholders consisting of unsecured notes payable which were transferred to the Company in conjunction with the IPO. The average interest rate on the individual notes was 1.46% and 3.1% as of December 31, 2020 and 2019, respectively, and the maturity dates range from 2020 to 2027. The Company incurred interest expense on these notes of $5 and $15 during the three months ended December 31, 2020 and 2019, respectively, and $18 and $52 during the nine months ended December 31, 2020 and 2019, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)
In November 2015, the Company acquired the investment banking operations of Leonardo & Co. NV ("Leonardo") in Germany, the Netherlands, and Spain, and made a 49% investment in Leonardo's operations in Italy. Total consideration included an unsecured loan of EUR 14 million payable on November 16, 2040. The loan had an annual interest rate of 1.50%. In each of January 2017, December 2017, December 2018, and December 2019, we paid a portion of this loan in the amount of EUR 2.9 million. During the three months ended December 31, 2020, the Company completed its final scheduled principal payment, extinguishing the liability. The company incurred interest expense on this loan of $6 and $17 during the three months ended December 31, 2020 and 2019, respectively, and $30 and $64 during the nine months ended December 31, 2020 and 2019, respectively.
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
An acquisition made in January 2017 included non-contingent consideration with a carrying value of $0 and $999 as of December 31, 2020 and March 31, 2020, respectively, which is included in Other liabilities in our Consolidated Balance Sheets.
In April 2018, the Company acquired Quayle Munro Limited. Total consideration included non-interest bearing unsecured convertible loans totaling GBP 10.5 million payable on May 31, 2022, which is included in Other liabilities in the accompanying Consolidated Balance Sheets. Under certain circumstances, the notes may be exchanged for Company Class B common stock over a three-year period in equal annual installments starting on May 31, 2020. The Company incurred imputed interest expense on these notes of $68 and $99 for the three months ended December 31, 2020 and 2019, respectively, and $218 and $228 for the nine months ended December 31, 2020 and 2019, respectively.
In May 2018, the Company acquired BearTooth Advisors. Total consideration included an unsecured note of $2.8 million bearing interest at an annual rate of 2.88% and payable on May 21, 2048. This note was subsequently assigned by the seller to the former BearTooth principals (who became employees of the Company), and, under certain circumstances, is convertible into Company Class B common stock after the fifth anniversary of the closing of the transaction. The Company incurred interest expense on this note of $26 for each of the three months ended December 31, 2020 and 2019, and $79 for each of the nine months ended December 31, 2020 and 2019.
In December 2019, the Company acquired Freeman & Co. Total consideration included an unsecured note of $4.0 million bearing interest at an annual rate of 2.75% and payable on December 16, 2049. The note issued by the Company to the seller was distributed to the former principals of Freeman & Co. (who became employees of the Company). Under certain circumstances, the note may be exchanged by each principal for Company stock over a four-year period in equal annual installments starting in December 2020. The Company incurred interest expense on this note of $28 and $83 for the three and nine months ended December 31, 2020, respectively.
In August 2020, the Company acquired MVP. Total consideration included an unsecured non-interest bearing note of $4.5 million payable August 14, 2050. The note was issued by the Company to the former principals and sellers of MVP (who became employees of the Company). Under certain circumstances, the note may be exchanged by each seller for a combination of cash and Company stock over a three-year period in equal annual installments starting in August 2021. Contingent consideration was also issued in connection with the acquisition of MVP, with a carrying value of $17.0 million as of December 31, 2020, which is included in Other liabilities in our Consolidated Balance Sheets.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)
The scheduled aggregate repayments of our Loans payable to former shareholders, Other liabilities, and the Loan payable to non-affiliates in the accompanying Consolidated Balance Sheets on a fiscal year-end basis as of December 31, 2020 are as follows:

Remaining 2021	$975
2022	12,214
2023	15,580
2024	6,588
2025	—
2026 and thereafter	13,242
Total	$48,599

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 11 — Accumulated Other Comprehensive (Loss)
Accumulated other comprehensive (loss) is comprised of Foreign currency translation adjustments of $14,037 and $14,388 for the three months ended December 31, 2020 and 2019, respectively, and $22,407 and $977 for the nine months ended December 31, 2020 and 2019, respectively. We do not expect the change in foreign currency translation to have a material impact on our operating results and financial position.

Accumulated other comprehensive (loss) as of December 31, 2020 was comprised of the following:

Balance, April 1, 2020	$(43,108)
Foreign currency translation adjustment	22,407
Balance, December 31, 2020	$(20,701)
Note 12 — Income Taxes
The Company’s provision for income taxes was $40,088 and $20,161 for the three months ended December 31, 2020 and 2019, respectively, and $56,020 and $39,954 for the nine months ended December 31, 2020 and 2019, respectively. These represent effective tax rates of 25.3% and 29.2% for the three months ended December 31, 2020 and 2019, respectively, and 20.8% and 24.3% for the nine months ended December 31, 2020 and 2019, respectively.
Note 13 — Earnings Per Share
The calculations of basic and diluted earnings per share attributable to holders of shares of common stock are presented below.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Numerator:
Net income attributable to holders of shares of common stock—basic	$118,515	$48,894	$213,405	$124,779
Net income attributable to holders of shares of common stock—diluted	$118,515	$48,894	$213,405	$124,779
Denominator:
Weighted average shares of common stock outstanding—basic	66,547,587	62,014,564	65,680,516	62,199,716
Weighted average number of incremental shares pertaining to unvested restricted stock and issuable in respect of unvested restricted stock units, as calculated using the treasury stock method	2,808,760	3,593,462	2,915,987	3,570,340
Weighted average shares of common stock outstanding—diluted	69,356,347	65,608,026	68,596,503	65,770,056

Basic earnings per share	$1.78	$0.79	$3.25	$2.01
Diluted earnings per share	$1.71	$0.75	$3.11	$1.90

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 14 — Employee Benefit Plans
Defined Contribution Plans

The Company sponsors a 401(k) defined contribution savings plan for its domestic employees and defined contribution retirement plans for its international employees. The Company contributed approximately $2,327 and $1,815 to these plans during the three months ended December 31, 2020 and 2019, respectively, and $4,368 and $3,524 during the nine months ended December 31, 2020 and 2019, respectively.
Share-Based Incentive Plans

Following the IPO, additional awards of restricted shares and restricted stock units have been and will be made under the Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan (the "2016 Incentive Plan"), which became effective in August 2015 and was amended in October 2017. Under the 2016 Incentive Plan, it is anticipated that the Company will continue to grant cash and equity-based incentive awards to eligible service providers in order to attract, motivate and retain the talent necessary to operate the Company's business. Equity-based incentive awards issued under the 2016 Incentive Plan generally vest over a four-year period. An aggregate of 48,716 restricted shares of Class A common stock were granted under the 2016 Incentive Plan to (i) two independent directors in August 2015 at $21 per share, (ii) two independent directors in the first quarter of fiscal 2017 at $25.21 per share, (iii) one independent director in the first quarter of fiscal 2017 at $23.93 per share, (iv) three independent directors in the first quarters of fiscal 2018 and 2019 at $33.54 and $44.50 per share, respectively, (v) one independent director in the third quarter of fiscal 2019 at $42.41 per share, (vi) four independent directors in the first quarter of fiscal 2020 at $47.22 per share, (vii) one independent director in the third quarter of fiscal 2020 at $47.21 per share, (viii) four independent directors in the first quarter of fiscal 2021 at $60.60 per share, and (ix) two independent directors in the third quarter of fiscal 2021 at $63.01 per share.
No excess tax benefit was recognized during the three months ended December 31, 2020 and 2019. An excess tax benefit of $13,408 and $7,605 was recognized during the nine months ended December 31, 2020 and 2019, respectively, as a component of the provision for income taxes and an operating activity on the Consolidated Statements of Cash Flows. The excess tax benefits recognized during the nine months ended December 31, 2020 and 2019 were related to shares vested in April and May 2020 and 2019, respectively.
The share awards are classified as equity awards at the time of grant unless the number of shares granted is unknown. Awards that are settleable in shares based upon a future determinable stock price are classified as liabilities until the price is established and the resulting number of shares is known, at which time they are re-classified from liabilities to equity awards. Activity in equity classified share awards which relate to the Company's 2006 Incentive Award Plan (the "2006 Incentive Plan") and the 2016 Incentive Plan during the nine months ended December 31, 2020 and 2019 is as follows:

Unvested Share Awards	Shares	Weighted Average Grant Date Fair Value
Balance, April 1, 2020	3,539,047	$39.13
Granted	1,044,741	60.60
Vested	(1,770,294)	32.36
Forfeited/Repurchased	(60,904)	50.69
Balance, December 31, 2020	2,752,590	$51.37

Balance, April 1, 2019	3,763,984	$32.29
Granted	1,368,079	47.02
Vested	(1,496,315)	29.30
Forfeited/Repurchased	(81,008)	38.56
Balance, December 31, 2019	3,554,740	$39.13

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)
Activity in liability classified share awards during the nine months ended December 31, 2020 and 2019 is as follows:

Awards Settleable in Shares	Fair Value
Balance, April 1, 2020	$20,989
Offer to grant	5,655
Share price determined-converted to cash payments	(249)
Share price determined-transferred to equity grants	(7,223)
Forfeited	(1,756)
Balance, December 31, 2020	$17,416

Balance, April 1, 2019	$21,676
Offer to grant	6,410
Share price determined-converted to cash payments	(52)
Share price determined-transferred to equity grants	(6,457)
Forfeited	(274)
Balance, December 31, 2019	$21,303

Compensation expenses for the Company associated with both equity and liability classified awards totaled $12,642 and $16,682 for the three months ended December 31, 2020 and 2019, respectively, and $46,779 and $47,791 for the nine months ended December 31, 2020 and 2019, respectively.

As of December 31, 2020 and 2019, there was $143,660 and $139,061, respectively, of total unrecognized compensation cost related to unvested share awards granted under both the 2006 Incentive Plan and 2016 Incentive Plan. These costs are recognized over a weighted average period of 1.4 years and 1.2 years, as of December 31, 2020 and 2019, respectively.

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

The number of shares available for issuance increased annually beginning on April 1, 2018 and ending on April 1, 2025, by an amount equal to the lowest of:

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

Class A common stock

During the three months ended December 31, 2020 and 2019, 3,174 and 2,118 shares were issued to non-employee directors, respectively, and 790,025 and 2,100,523 were converted from Class B to Class A, respectively. During the nine months ended December 31, 2020 and 2019, 8,751 and 9,145 shares were issued to non-employee directors, respectively, and 3,121,294 and 5,992,399 were converted from Class B to Class A, respectively. As of December 31, 2020, there were 51,578,208 Class A shares held by the public and 45,475 Class A shares held by non-employee directors. As of December 31, 2019, there were 43,533,269 Class A shares held by the public and 36,724 Class A shares held by non-employee directors.

Class B common stock

As of December 31, 2020 and 2019, there were 17,472,592 and 21,998,937, respectively, Class B shares held by the HL Voting Trust.

Dividends

Previously declared dividends related to unvested shares of $5,846 and $7,719 were unpaid as of December 31, 2020 and 2019, respectively.

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

In July 2020, the board of directors authorized a new share repurchase program to replace the aforementioned July 2018, $100 million repurchase authority. Under the July 2020 share repurchase program, the Company is authorized to acquire an aggregate amount of up to $125 million of the Company's Class A common stock and Class B common stock. In January 2021, the board of directors authorized an increase to the existing July 2020 share repurchase program to a new aggregate amount of up to $200 million of the Company's Class A common stock and Class B common stock.

During the three months ended December 31, 2020 and 2019, the Company repurchased 295 and 1,350 shares, respectively, of Class B common stock, to satisfy $19 and $65 of required withholding taxes in connection with the vesting of restricted awards, respectively. During the three months ended December 31, 2020 the Company repurchased an additional 283,035 shares of its outstanding common stock at a weighted average price of $65.69 per share, excluding commissions, for an aggregate purchase price of $18,593. During the three months ended December 31, 2019, the Company repurchased an additional 97,956 shares of its outstanding common stock at a weighted average price of and $44.12 per share, excluding commissions, for an aggregate purchase price of $4,322.

During the nine months ended December 31, 2020 and 2019, the Company repurchased 286,730 and 610,943 shares, respectively, of Class B common stock, to satisfy $17,810 and $29,349 of required withholding taxes in connection with the vesting of restricted awards, respectively. During the nine months ended December 31, 2020, the Company repurchased an additional 684,995 shares of its outstanding common stock at a weighted average price of $61.01 per share, excluding commissions, for an aggregate purchase price of $41,793. During the nine months ended December 31, 2019, the Company repurchased an additional 632,353 shares of its outstanding common stock at a weighted average price of $43.98 per share, excluding commissions, for an aggregate purchase price of $27,809.
Note 16 — Leases
Lessee Arrangements

Operating Leases

We lease real estate and equipment used in operations from third parties. As of December 31, 2020, the remaining term of our operating leases ranged from 1 to 16 years with various automatic extensions.
The following table outlines the maturity of our existing operating lease liabilities on a fiscal year-end basis as of December 31, 2020.

Operating Leases
Remaining 2021	$7,657
2022	28,888
2023	24,098
2024	18,833
2025	19,918
Thereafter	101,286
Total	200,680
Less: present value discount	(32,113)
Operating lease liabilities	$168,567

During the three months ended December 31, 2020, the Company entered into one additional office space operating lease that has not yet commenced, for approximately $1.5 million. This operating lease is expected to commence January 2021 with a lease term of 6 years.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)
Lease costs

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Operating lease expense	$7,169	$6,466	$21,967	$21,729
Variable lease expense (1)	2,913	2,999	8,040	12,675
Short-term lease expense	57	114	157	195
Less: Sublease income	(53)	(48)	(154)	(145)
Total lease costs	$10,086	$9,531	$30,010	$34,454
(1)Primarily consists of payments for property taxes, common area maintenance and usage based operating costs.
Weighted-average details

	December 31, 2020
	2020	2019
Weighted-average remaining lease term (years)	9	9
Weighted-average discount rate	3.8%	4.1%

Supplemental cash flow information related to leases:

	Nine Months Ended December 31,
	2020	2019
Operating cash flows:
Cash paid for amounts included in the measurement of Operating lease liabilities	$23,658	$17,970
Right-of-use assets obtained in exchange for Operating lease liabilities	30,246	—
Non-cash activity:
Increase/(decrease) in Operating lease right-of-use assets due to remeasurement	$(1,208)	$(5,883)
Note 17 — Commitments and Contingencies
The Company has been named in various legal actions arising in the normal course of business. In the opinion of the Company, in consultation with legal counsel, the final resolutions of these matters are not expected to have a material adverse effect on the Company’s financial condition, operations and cash flows.
The Company also provides routine indemnifications relating to certain real estate (office) lease agreements under which it may be required to indemnify property owners for claims and other liabilities arising from the Company’s use of the applicable premises. In addition, the Company guarantees the performance of its subsidiaries under certain office lease agreements. The terms of these obligations vary, and because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the maximum amount that it could be obligated to pay under such contracts. Based on historical experience and evaluation of specific indemnities, management believes that judgments, if any, against the Company related to such matters are not likely to have a material effect on the consolidated financial statements. Accordingly, the Company has not recorded any liability for these obligations as of December 31, 2020 or March 31, 2020.
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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Revenues by segment
Corporate Finance	$306,171	$201,137	$502,191	$490,707
Financial Restructuring	177,995	92,808	392,006	249,438
Financial and Valuation Advisory	53,710	39,570	130,551	116,529
Revenues	$537,876	$333,515	$1,024,748	$856,674

Segment profit (1)
Corporate Finance	$96,431	$58,495	$143,167	$138,611
Financial Restructuring	78,855	28,391	169,832	75,956
Financial and Valuation Advisory	13,901	7,163	33,213	24,384
Total segment profit	189,187	94,049	346,212	238,951
Corporate expenses (2)	30,771	26,033	78,331	78,005
Other (income)/expense, net	(187)	(1,039)	(1,544)	(3,787)
Income before provision for income taxes	$158,603	$69,055	$269,425	$164,733
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

	December 31, 2020	March 31, 2020
Assets by segment
Corporate Finance	$492,212	$403,147
Financial Restructuring	170,997	186,418
Financial and Valuation Advisory	136,761	127,440
Total segment assets	799,970	717,005
Corporate assets	1,319,829	959,998
Total assets	$2,119,799	$1,677,003

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Income before provision for income taxes by geography
United States	$123,774	$58,349	$210,580	$132,846
International	34,829	10,706	58,845	31,887
Income before provision for income taxes	$158,603	$69,055	$269,425	$164,733

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share data or as otherwise stated)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Revenues by geography
United States	$414,891	$294,083	$815,904	$740,520
International	122,985	39,432	208,844	116,154
Revenues	$537,876	$333,515	$1,024,748	$856,674

	December 31, 2020	March 31, 2020
Assets by geography
United States	1,635,642	1,135,871
International	484,157	541,132
Total assets	$2,119,799	$1,677,003
Note 19 — Subsequent Events
On January 20, 2021, the Company's board of directors declared a quarterly cash dividend of $0.33 per share of Class A and Class B common stock, payable on March 15, 2021, to shareholders of record on March 2, 2021.

On February 1, 2021, Advanced Merger Partners, Inc., a special purpose acquisition company of which an affiliate of the Company is acting as a sponsor, filed a registration statement for an initial public offering. The Company has agreed to invest up to approximately $7 million in the company and may provide services to it in the future.

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
Our employee compensation and benefits expense consists of base salary, payroll taxes, benefits, annual incentive compensation payable as cash bonus awards, deferred cash bonus awards, and the amortization of equity-based bonus awards. Base salary and benefits are paid ratably throughout the year. Our annual equity-based bonus awards include fixed share compensation awards and liability classified fixed dollar awards as a component of the annual bonus awards for certain employees. These equity awards are generally subject to annual vesting requirements over a four-year period beginning at the date of grant, which occurs in the first quarter of each fiscal year; accordingly, expenses are amortized over the stated vesting period. In most circumstances, the unvested portion of these awards is subject to forfeiture should the employee depart from the Company. Cash bonuses, which are accrued monthly, are discretionary and dependent upon a number of factors including the Company's performance, and are generally paid in the first fiscal quarter of each fiscal year with respect to prior year performance. Generally, a portion of the cash bonus is deferred and paid in the third quarter of the fiscal year in which the bonus is awarded. The ratio of employee compensation and benefits to revenues is referred to as the "Compensation Ratio."

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
Results of Consolidated Operations
The following is a discussion of our results of operations for the three and nine months ended December 31, 2020 and 2019. For a more detailed discussion of the factors that affected the revenues and the operating expenses of our CF, FR, and FVA business segments in these periods, see Part I, Item 2 of this Form 10-Q under the heading “Business Segments” below.

	Three Months Ended December 31,			Nine Months Ended December 31,
($ in thousands)	2020	2019	Change	2020	2019	Change
Revenues	$537,876	$333,515	61%	$1,024,748	$856,674	20%
Operating expenses:
Employee compensation and benefits	339,743	213,107	59%	654,113	551,056	19%
Non-compensation	39,717	52,392	(24)%	102,754	144,672	(29)%
Total operating expenses	379,460	265,499	43%	756,867	695,728	9%
Operating income	158,416	68,016	133%	267,881	160,946	66%
Other (income)/expense, net	(187)	(1,039)	(82)%	(1,544)	(3,787)	(59)%
Income before provision for income taxes	158,603	69,055	130%	269,425	164,733	64%
Provision for income taxes	40,088	20,161	99%	56,020	39,954	40%
Net income attributable to Houlihan Lokey, Inc.	$118,515	$48,894	142%	$213,405	$124,779	71%

Three Months Ended December 31, 2020 versus December 31, 2019
Revenues were $537.9 million for the three months ended December 31, 2020, compared with $333.5 million for the three months ended December 31, 2019, representing an increase of 61%. For the quarter, CF revenues increased 52%, FR revenues increased 92%, and FVA revenues increased 36% when compared with the three months ended December 31, 2019.

Operating expenses were $379.5 million for the three months ended December 31, 2020, compared with $265.5 million for the three months ended December 31, 2019, representing an increase of 43%. Employee compensation and benefits expense, as a component of operating expenses, was $339.7 million for the three months ended December 31, 2020, compared with $213.1 million for the three months ended December 31, 2019, representing an increase of 59%. The increase in employee compensation and benefits expense was primarily a result of an increase in revenues for the quarter when compared with the same quarter last year. The Compensation Ratio was 63.2% for the three months ended December 31, 2020, compared with 63.9% for the three months ended December 31, 2019. Non-compensation expense, as a component of operating expenses, was $39.7 million for the three months ended December 31, 2020, compared with $52.4 million for the three months ended December 31, 2019, representing a decrease of (24)%. The decrease in non-compensation expense was primarily a result of decreases in travel, meals, and entertainment expense and other operating expenses for the quarter when compared with the same quarter last year. The decrease in travel, meals, and entertainment expense was primarily driven by reduced travel and entertainment activity as a result of the COVID-19 pandemic. The decrease in other operating expenses was due to a reduction in other miscellaneous costs, also primarily driven by the COVID-19 pandemic.

Other (income)/expense, net decreased (82)% to $(0.2) million for the three months ended December 31, 2020, compared with $(1.0) million for the three months ended December 31, 2019, primarily due to lower interest (income) generated by our investment securities and cash and cash equivalents.

The provision for income taxes for the three months ended December 31, 2020 was $40.1 million, which reflected an effective tax rate of 25.3%. The provision for income taxes for the three months ended December 31, 2019 was $20.2 million which reflected an effective tax rate of 29.2%. The decrease in the Company's tax rate during the three months ended December 31, 2020 relative to the same period in 2019 was primarily a result of a decrease in non-deductible expenses and state taxes as a result of year-over-year fluctuations in pre-tax income.
Nine Months Ended December 31, 2020 versus December 31, 2019
Revenues were $1,024.7 million for the nine months ended December 31, 2020 compared with $856.7 million for the nine months ended December 31, 2019, representing an increase of 20%. For the nine months ended December 31, 2020, CF revenues increased 2%, FR revenues increased 57%, and FVA revenues increased 12% when compared with the nine months ended December 31, 2019.

Operating expenses were $756.9 million for the nine months ended December 31, 2020, compared with $695.7 million for the nine months ended December 31, 2019, an increase of 9%. Employee compensation and benefits expense, as a component of operating expenses, was $654.1 million for the nine months ended December 31, 2020, compared with $551.1 million for the nine months ended December 31, 2019, an increase of 19%. The increase in employee compensation and benefits expense was primarily a result of increased revenues for the nine-month period when compared with the same period last year. The Compensation Ratio was 63.8% and 64.3% for the nine months ended December 31, 2020 and 2019, respectively. Non-compensation expense, as a component of operating expenses, was $102.8 million for the nine months ended December 31, 2020, compared with $144.7 million for the nine months ended December 31, 2019, a decrease of (29)%. The decrease in non-compensation expense was primarily a result of decreases in travel, meals, and entertainment expense and other operating expenses for the nine-month period when compared with the same period last year. The decrease in travel, meals, and entertainment expense was primarily driven by reduced travel and entertainment activity as a result of the COVID-19 pandemic. The decrease in other operating expenses was due to a reduction in marketing costs, office-related costs, and other costs, also primarily driven by the COVID-19 pandemic.

Other (income)/expense, net decreased to $(1.5) million for the nine months ended December 31, 2020, compared with $(3.8) million for the nine months ended December 31, 2019, primarily due to lower interest (income) generated by our investment securities and cash and cash equivalents.

The provision for income taxes for the nine months ended December 31, 2020 was $56.0 million, which reflected an effective tax rate of 20.8%. The provision for income taxes for the nine months ended December 31, 2019 was $40.0 million, which reflected an effective tax rate of 24.3%. The decrease in the Company's tax rate during the nine months ended December 31, 2020 relative to the same period in 2019 was primarily a result of a decrease in non-deductible expenses and state taxes as a result of year-over-year fluctuations in pre-tax income.

Business Segments
The following table presents revenues, expenses and contributions from our continuing operations by business segment. The revenues by segment represent each segment’s revenues, and the profit by segment represents profit for each segment before corporate expenses, other (income)/expense, net, and income taxes.

	Three Months Ended December 31,			Nine Months Ended December 31,
($ in thousands)	2020	2019	Change	2020	2019	Change
Revenues by Segment
Corporate Finance	$306,171	$201,137	52%	$502,191	$490,707	2%
Financial Restructuring	177,995	92,808	92%	392,006	249,438	57%
Financial and Valuation Advisory	53,710	39,570	36%	130,551	116,529	12%
Revenues	$537,876	$333,515	61%	$1,024,748	$856,674	20%

Segment Profit (1)
Corporate Finance	$96,431	$58,495	65%	$143,167	$138,611	3%
Financial Restructuring	78,855	28,391	178%	169,832	75,956	124%
Financial and Valuation Advisory	13,901	7,163	94%	33,213	24,384	36%
Total Segment Profit	189,187	94,049	101%	346,212	238,951	45%
Corporate Expenses (2)	30,771	26,033	18%	78,331	78,005	—%
Other (income)/expense, net	(187)	(1,039)	(82)%	(1,544)	(3,787)	(59)%
Income Before Provision for Income Taxes	$158,603	$69,055	130%	$269,425	$164,733	64%

Segment Metrics
Number of Managing Directors
Corporate Finance	123	122	1%	123	122	1%
Financial Restructuring	47	45	4%	47	45	4%
Financial and Valuation Advisory	31	32	(3)%	31	32	(3)%
Number of Closed Transactions/Fee Events (3)
Corporate Finance	121	95	27%	209	225	(7)%
Financial Restructuring	44	28	57%	103	70	47%
Financial and Valuation Advisory	639	530	21%	1,134	1,086	4%
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
(3)Fee Events applicable to FVA only; a Fee Event includes any engagement that involves revenue activity during the measurement period with a revenue minimum of one thousand dollars. References to closed transactions should be understood to be the same as transactions that are “effectively closed” as described in Note 2 of our Consolidated Financial Statements.
Corporate Finance
Three Months Ended December 31, 2020 versus December 31, 2019
Revenues for CF were $306.2 million for the three months ended December 31, 2020, compared with $201.1 million for the three months ended December 31, 2019, representing an increase of 52%. Revenues increased primarily due to a significant increase in the number of closed transactions and average transaction fee on closed transactions when compared to the same quarter last year.

Segment profit for CF was $96.4 million for the three months ended December 31, 2020, compared with $58.5 million for the three months ended December 31, 2019. Profitability increased primarily as a result of an increase in revenues and a decrease in non-compensation expenses as a percentage of revenues, partially offset by an increase in compensation expenses as a percentage of revenues when compared to the same quarter last year.

Nine Months Ended December 31, 2020 versus December 31, 2019
Revenues for CF were $502.2 million for the nine months ended December 31, 2020, compared with $490.7 million for the nine months ended December 31, 2019, representing an increase of 2%. Revenues increased primarily due to an increase in the average transaction fee, partially offset by a decrease in number of transactions closed when compared to the same period last year.

Segment profit for CF was $143.2 million for the nine months ended December 31, 2020, compared with $138.6 million for the nine months ended December 31, 2019. Profitability increased primarily as a result of an increase in revenues and a decrease in non-compensation expenses as a percentage of revenues, partially offset by an increase in compensation expenses as a percentage of revenues when compared to the same period last year.
Financial Restructuring
Three Months Ended December 31, 2020 versus December 31, 2019
Revenues for FR were $178.0 million for the three months ended December 31, 2020, compared with $92.8 million for the three months ended December 31, 2019, representing an increase of 92%. Revenues increased primarily due to a significant increase in the number of closed transactions and average transaction fee on closed transactions when compared to the same quarter last year.

Segment profit for FR was $78.9 million for the three months ended December 31, 2020, compared with $28.4 million for the three months ended December 31, 2019, an increase of 178%. Profitability increased as a result of increased revenues, and lower compensation and non-compensation expenses as a percentage of revenues when compared to the same quarter last year.
Nine Months Ended December 31, 2020 versus December 31, 2019
Revenues for FR were $392.0 million for the nine months ended December 31, 2020, compared with $249.4 million for the nine months ended December 31, 2019, representing an increase of 57%. The increase in revenues was primarily a result of an increase in the number of closed transactions and the average transaction fee when compared to the same period last year.

Segment profit for FR was $169.8 million for the nine months ended December 31, 2020, compared with $76.0 million for the nine months ended December 31, 2019, an increase of 124%. Profitability increased as a result of higher revenues, and lower compensation and non-compensation expenses as a percentage of revenues when compared to the same period last year.
Financial and Valuation Advisory
Three Months Ended December 31, 2020 versus December 31, 2019
Revenues for FVA were $53.7 million for the three months ended December 31, 2020, compared with $39.6 million for the three months ended December 31, 2019, representing an increase of 36%. Revenues increased primarily as a result of an increase in the number of fee events and average fee per fee event when compared to the same quarter last year.

Segment profit for FVA was $13.9 million for the three months ended December 31, 2020, compared with $7.2 million for the three months ended December 31, 2019, an increase of 94%. Profitability increased primarily as a result of an increase in revenues and a decrease in non-compensation expenses as a percentage of revenues, partially offset by an increase in compensation expenses as a percentage of revenues when compared to the same quarter last year.
Nine Months Ended December 31, 2020 versus December 31, 2019
Revenues for FVA were $130.6 million for the nine months ended December 31, 2020, compared with $116.5 million for the nine months ended December 31, 2019, representing an increase of 12%. Revenues increased primarily as a result of an increase in the number of fee events and average fee per fee event when compared to the same period last year.

Segment profit for FVA was $33.2 million for the nine months ended December 31, 2020, compared with $24.4 million for the nine months ended December 31, 2019, an increase of 36%. Profitability increased primarily as a result of an increase in revenues and a decrease in non-compensation expenses as a percentage of revenues, partially offset by an increase in compensation expenses as a percentage of revenues when compared to the same period last year.

Corporate Expenses
Three Months Ended December 31, 2020 versus December 31, 2019
Corporate expenses were $30.8 million for the three months ended December 31, 2020, compared with $26.0 million for the three months ended December 31, 2019. This 18% increase was primarily driven by an increase in compensation expenses, partially offset by a decrease in non-compensation expenses when compared to the same quarter last year.
Nine Months Ended December 31, 2020 versus December 31, 2019
Corporate expenses remained relatively flat at $78.3 million for the nine months ended December 31, 2020, compared with $78.0 million for the nine months ended December 31, 2019. This is due to an increase in compensation expenses, offset by a commensurate decrease in non-compensation expenses when compared to the same period last year.

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

Our cash and cash equivalents include cash held at banks. We maintain moderate levels of cash on hand in support of regulatory requirements for our registered broker-dealer. As of December 31, 2020 and March 31, 2020, we had $224.5 million and $173.7 million of cash in foreign subsidiaries, respectively. Our excess cash may be invested from time to time in short term investments, including treasury securities, commercial paper, certificates of deposit, and investment grade corporate debt securities. Please refer to Note 6 for further detail.

As of December 31, 2020 and March 31, 2020, our restricted cash, cash and cash equivalents, and investment securities were as follows:

(In thousands)	December 31, 2020	March 31, 2020
Cash and cash equivalents	$633,659	$380,373
Investment securities	234,576	135,389
Total unrestricted cash and cash equivalents, including investment securities	868,235	515,762
Restricted cash (1)	373	373
Total cash, cash equivalents, and restricted cash, including investment securities	$868,608	$516,135
(1)Represents a deposit in support of a letter of credit issued for our Frankfurt office.

Our liquidity is highly dependent upon cash receipts from clients that are generally dependent upon the successful completion of transactions, as well as the timing of receivables collections, which typically occur within 60 days of billing. As of December 31, 2020, accounts receivable, net of credit losses was $79.0 million. As of December 31, 2020, unbilled work in process, net of credit losses was $53.1 million.

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

On August 23, 2019, the Company entered into a new syndicated revolving line of credit with the Bank of America, N.A. and certain other financial institutions party thereto, which allows for borrowings of up to $100 million (and, subject to certain conditions, provides the Company with an expansion option, which, if exercised in full, would provide for a total credit facility of $200 million) and matures on August 23, 2022 (the "2019 Line of Credit"). As of December 31, 2020, no principal was outstanding under the 2019 Line of Credit. The agreement governing this facility provides that borrowings bear interest at an annual rate of LIBOR plus 1.00%, commitment fees apply to unused amounts, and contains debt covenants which require that the Company maintain certain financial ratios. The loan agreement requires compliance with certain loan covenants including but not limited to the maintenance of minimum consolidated earnings before interest, taxes, depreciation and amortization of no less than $150 million as of the end of any quarterly 12-month period and certain leverage ratios including a consolidated leverage ratio of less than 2.00 to 1.00. As of December 31, 2020, we were, and expect to continue to be, in compliance with such covenants.

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

Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of our incentive compensation during the first and third quarters of each fiscal year. A summary of our operating, investing, and financing cash flows is as follows:

	Nine Months Ended December 31,
(In thousands)	2020	2019	Change
Operating activities:
Net income	$213,405	$124,779	71%
Non-cash charges	77,332	62,147	24%
Other operating activities	16,447	(76,168)	(122)%
Net cash provided by operating activities	307,184	110,758	177%
Net cash provided by/(used in) investing activities	(122,067)	14,908	NM
Net cash provided by/(used in) financing activities	57,181	(131,264)	(144)%
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	10,988	(3,409)	NM
Net increase/(decrease) in cash, cash equivalents, and restricted cash	253,286	(9,007)	NM
Cash, cash equivalents, and restricted cash—beginning of period	380,746	286,115	33%
Cash, cash equivalents, and restricted cash—end of period	$634,032	$277,108	129%
Nine Months Ended December 31, 2020
Operating activities resulted in a net inflow of $307.2 million primarily attributable to strong performance across the Company. Investing activities resulted in a net outflow of $(122.1) million primarily attributable to purchases of investment securities, partially offset by sales or maturities of investment securities. Financing activities resulted in a net inflow of $57.2 million primarily attributable to proceeds from the Company's May 2020 offering, partially offset by dividends paid and share repurchases. See Note 15 to our unaudited consolidated financial statements in this Form 10-Q for additional information.
Nine Months Ended December 31, 2019
Operating activities resulted in a net inflow of $110.8 million primarily attributable to strong performance across the Company, offset by reduced cash from other operating activities. Investing activities resulted in a net inflow of $14.9 million primarily attributable to sales or maturities of investment securities, partially offset by purchases of investment securities. Financing activities resulted in a net outflow of $(131.3) million primarily related to dividends paid and share repurchases.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Market Risk and Credit Risk

Our business is not capital intensive and we generally do not issue debt or invest in derivative instruments, other than for foreign currency hedging purposes. As a result, we are not subject to significant market risk (including interest rate risk) or credit risk (except in relation to receivables). We maintain our cash and cash equivalents with financial institutions with high credit ratings. Although these deposits are generally not insured, management believes we are not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

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
Exchange Rate Risk

The exchange rate of the U.S. dollar relative to the currencies in the non-U.S. countries in which we operate may have an effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities and, therefore, be reflected as a change in other comprehensive income. Our non-U.S. assets and liabilities that are sensitive to exchange rates consist primarily of trade payables and receivables, work in progress, and cash. The net impact of the fluctuation of foreign currencies in other comprehensive income within the Consolidated Statements of Comprehensive Income was $14,037 and $14,388 during the three months ended December 31, 2020 and 2019, respectively, and $22,407 and $977 during the nine months ended December 31, 2020 and 2019, respectively.

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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. We did not have any outstanding foreign currency forward contracts as of December 31, 2020. As of December 31, 2019, we had two foreign currency forward contracts outstanding, one between the pound sterling and the U.S. dollar with a notional value of $5.0 million and one between the pound sterling and the euro with a notional value of €1.0 million. The fair value of these contracts represented a net gain included in Other operating expenses of $30 during the three months ended December 31, 2019.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On December 4, 2020, the Company issued 17,865 unrestricted shares of the Company’s Class B Common Stock to certain former employees of a business acquired in 2015. The Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering and received no proceeds in connection with this issuance.

During the quarter ended December 31, 2020, the Company issued 790,025 shares of Class A common stock upon the conversion of a like number of shares of Class B common stock. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder. See Note 15 for additional information. The Company relied upon the exemption from registration provided by Section 3(a)(9) under the Securities Act of 1933, as amended.

Purchases of Equity Securities

The following table summarizes all of the repurchases of Houlihan Lokey, Inc. equity securities during the quarter ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2020 - October 31, 2020 (2)	31,069	$58.27	30,913	$100,500,039
November 1, 2020 - November 30, 2020	70,410	63.02	70,410	96,062,909
December 1, 2020 - December 31, 2020 (3)	181,851	68.00	181,712	83,707,049
Total	283,330	$65.69	283,035	$83,707,049
(1)The shares of Class A common stock repurchased through this program have been retired. In July 2020, the board of directors authorized a new program to replace the prior repurchase authority pursuant to which new program the Company may repurchase from time to time up to $125 million in aggregate purchase price of the Company’s Class A common stock or Class B common stock, in open market and negotiated purchases. In January 2021, the board of directors increased this existing repurchase authority to up to $200 million.
(2)Includes 156 unvested shares of Class B common stock at an average price per share of $63.73, which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards.
(3)Includes 139 unvested shares of Class B common stock at an average price per share of $68.18, which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards.
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

HOULIHAN LOKEY, INC.

Date:	February 4, 2021	/s/ SCOTT L. BEISER
Scott L. Beiser
Chief Executive Officer
(Principal Executive Officer)

Date:	February 4, 2021	/s/ J. LINDSEY ALLEY
J. Lindsey Alley
Chief Financial Officer
(Principal Financial and Accounting Officer)