Form 10-K
period 2021-03-31
HOULIHAN LOKEY, INC.
filed 2021-05-21
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.        ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☒
As of September 30, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $3,041 million.
As of May 18, 2021, the registrant had 51,403,207 shares of Class A common stock, $0.001 par value per share, and 16,793,558 shares of Class B common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2021 annual meeting of stockholders, which the Registrant anticipates will be filed no later than 120 days after the end of its fiscal year, are incorporated by reference in Part III of this Form 10‑K.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES

PART I

Unless the context otherwise requires, as used in this Annual Report on Form 10-K (“Form 10-K”), the terms the “Company,” “Houlihan Lokey, Inc.,” “Houlihan Lokey,” “HL,” "our firm,” “we,” “us” and “our” refer to Houlihan Lokey, Inc., a Delaware corporation (“HL DE”), and, in each case, unless otherwise stated, all of its subsidiaries. We use the term “ORIX USA” to refer to ORIX Corporation USA, a Delaware corporation and a wholly owned subsidiary of ORIX Corporation, a Japanese corporation. References to ORIX USA as a holder of our shares mean ORIX USA acting through its indirect wholly owned subsidiary, ORIX HLHZ Holding LLC, a Delaware limited liability company. We use the term “HL Holders” to refer to our current and former employees and members of our management who hold our Class B common stock through the Houlihan Lokey Voting Trust (the "HL Voting Trust"). We use the term “Fram” to refer to Fram Holdings, Inc., a Delaware corporation and formerly our indirect parent. References to the “IPO” mean our initial public offering in August 2015 of 12,075,000 shares of Houlihan Lokey, Inc. Class A common stock. Our fiscal year ends on March 31st; references to fiscal 2021, fiscal 2020, and fiscal 2019 are to our fiscal years ended March 31, 2021, 2020, and 2019, respectively; references in this Form 10-K to years are to calendar years unless otherwise noted.
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
Forward-looking statements involve known and unknown risks, uncertainties and other important factors (including the significant effect that the COVID-19 pandemic has had on our business and is expected to continue to have) that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these factors include, but are not limited to, the following:
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
Item 1.    Business
Established in 1972, Houlihan Lokey, Inc. is a leading global independent investment bank with expertise in mergers and acquisitions (M&A), capital markets, financial restructurings, and financial and valuation advisory. Through our offices in the United States, Europe, Asia, Australia, and Dubai, we serve a diverse set of clients worldwide, including corporations, financial sponsors and government agencies. We provide our financial professionals with an integrated platform that enables them to deliver meaningful and differentiated advice to our clients. We advise our clients on critical strategic and financial decisions, employing a rigorous analytical approach coupled with deep product and industry expertise. We market our services through our product areas, our industry groups and our Financial Sponsors group, serving our clients in three primary business practices: Corporate Finance ("CF") encompassing M&A and capital markets advisory, Financial Restructuring ("FR") both out-of-court and in formal bankruptcy or insolvency proceedings and Financial and Valuation Advisory ("FVA"), including financial opinions and a variety of valuation and financial consulting services.
We are committed to a set of principles that serve as the backbone of our success. Independent advice and intellectual rigor, combined with consistent senior-level involvement, are hallmarks of our commitment to client service. Our entrepreneurial culture engenders our flexibility to collaborate across our business practices to provide world-class solutions for our clients. Our broad-based employee ownership serves to align the interests of employees and shareholders and further encourages a collaborative environment where our CF, FR and FVA professionals work together productively and creatively to solve our clients’ most critical financial issues. We enter into businesses or offer services where we believe we can excel based on our expertise, analytical sophistication, industry focus and competitive dynamics. Finally, we remain independent and specialized, focusing on advisory products and market segments where our expertise is both differentiating and less subject to conflicts of interest arising from non-advisory products and services, and where we believe we can be a market leader in a particular segment. We do not lend or engage in any securities sales and trading operations or research that might conflict with our clients’ interests. In addition to our three primary business practices discussed above, in 2021 we co-sponsored Advanced Merger Partners, Inc., a special purpose acquisition company that completed an initial public offering and holds $287.5 million in trust.
As of March 31, 2021, we had a team of 1,132 financial professionals across 23 offices globally, serving more than 1,000 clients annually over the past several years, ranging from closely held companies to Fortune Global 500 corporations. Information on our segments is set forth in "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
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

Corporate Finance
As of March 31, 2021, we had 120 CF Managing Directors utilizing a collaborative, interdisciplinary approach to provide our clients with extensive industry and product expertise and global reach in a wide variety of M&A and capital markets transactions. We compete with boutique firms focused on particular industries or geographies as well as other global independent investment banks and bulge-bracket firms. A majority of our engagements relate to mid-cap transactions, which we believe is an attractive segment that is underserved by bulge-bracket investment banks. We believe that our deep sector expertise, significant senior banker involvement and attention, strong financial sponsor relationships and global platform provide a compelling value for our clients, engendering long-term relationships and providing a competitive advantage against our peers in this segment of the market.
We believe that through our industry groups we have a meaningful presence in every major industry segment, including: business services; consumer, food and retail; data and analytics; energy; financial institutions; healthcare; industrials; real estate, lodging and leisure; and technology, media and telecom. We continue to expand and deepen our specialized industry capabilities through a combination of internal promotion, external hires and acquisitions. While the majority of our engagements are in the United States, we continue to enhance our presence in other geographies, including Europe, Asia, Australia and Dubai and we believe there will be continued opportunities to grow in regions outside the United States.

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

We believe our team of experienced and talented financial professionals is well positioned to provide advice across a wide range of M&A advisory services globally, including sell-side, buy-side, joint ventures, asset sales and divestitures that are less subject to conflicts of interest arising from non-advisory services. Our global industry group model with embedded M&A capabilities brings sector-specific knowledge, experience and relationships to our clients, allowing us to provide differentiated expert advice and connect buyers and sellers on a global basis.

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

Financial Restructuring
As of March 31, 2021, we had 47 FR Managing Directors working around the globe, which we believe constitutes one of the largest restructuring groups in the investment banking industry. Our FR group has earned a reputation for being the advisor of choice for many of the largest and most complex restructurings, offering knowledge, experience, and creativity to address challenging situations. We operate in all major worldwide markets as debt issuances have increased around the world. Our FR professionals bring to bear deep expertise and experience in restructurings in the United States, Canada, Europe, Asia, Australia, the Middle East, Latin America and Africa. Given the depth and breadth of the team’s expertise and the high barriers to entry for this expertise and experience, international and multi-jurisdictional restructurings represent an attractive opportunity for our FR group.
The group employs an interdisciplinary approach to engagements, calling upon the expertise of our industry groups, Capital Markets Advisory group and Financial Sponsors group, and drawing on the worldwide resources of the FR team as each situation may require. The FR group has deep experience evaluating complex, highly leveraged situations. In addition to comprehensive financial restructurings, we work with distressed companies on changes of control, asset sales and other M&A and capital markets activities, many times involving the sale of a company or its assets quickly, and in contested or litigious settings on expedited timeframes. We advise companies and creditor constituencies at all levels of the capital structure, in both out-of-court negotiations and in formal bankruptcy or insolvency proceedings. Our experience, geographic diversity and size allow us to provide the immediate attention and staffing required for time-sensitive and mission-critical restructuring assignments, making us a valued partner for our clients.
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
Financial and Valuation Advisory
As of March 31, 2021, we had 31 Managing Directors in our FVA group, which we believe represents one of the largest and most respected valuation and financial opinion practices in the United States. We have developed a reputation as a thought-leader in the field of valuation, and our professionals produce influential studies and publications, which are recognized and valued throughout the financial industry. We believe our extensive transaction expertise and leadership in these fields inspire the confidence of the financial executives, boards of directors, special committees, retained counsel, investors and business owners that we serve. We believe that our reputation for delivering an outstanding analytical product that will withstand legal or regulatory scrutiny coupled with our independence makes us the advisor of choice for clients seeking to obtain a complex valuation or transaction opinion.
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

Human Capital Resources
Our goal is to attract, develop and retain the best talent in our industry across all levels. We believe our compensation programs are competitive, offering a portion of compensation in deferred cash and a portion in deferred stock awards to provide incentives for our employees to remain with us. In addition, we strive to foster a collaborative environment to attract and retain employees, and we seek individuals who fit our culture of entrepreneurship, integrity, creativity, and commitment to our clients. For over 20 years, we have emphasized broad employee ownership as a way to align the incentives of our employees and shareholders. As of March 31, 2021, we had approximately 650 present and former employee shareholders that collectively owned approximately 25% of our equity with no single employee owning more than 2% of our equity. We believe that a strong emphasis on cultural fit during our recruiting process combined with broad employee ownership results in high retention rates.
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
Across our firm, we devote significant time and resources to training and mentoring our employees to ensure every person achieves their highest possible potential. We strive to identify and cultivate future leaders within our firm and are committed to developing our brightest and most ambitious junior professionals into Managing Directors. This philosophy of investing in our people has been and will continue to be core to our culture and organization. As of March 31, 2021, 2020, and 2019, we employed 1,574, 1,491, and 1,354 people, respectively, worldwide.
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
Europe
Our European advisory business is conducted primarily through our subsidiaries namely, as regards the provision of regulated investment services:
•in the United Kingdom, Houlihan Lokey EMEA, LLP ("HL EMEA, LLP") and Houlihan Lokey (Corporate Finance) Limited (“HLCF Ltd”), a limited liability partnership and private limited company, respectively, each of which is organized under the laws of England and Wales; and
•in Germany, Houlihan Lokey (Europe) GmbH (“HLE GmbH”) a private limited company organized under the laws of such jurisdiction with branches in France and Spain in addition to its main office in Germany.

In addition to those entities referenced above, we also provide unregulated corporate finance advisory services through other subsidiaries in Germany, Italy, the Netherlands and Spain.

Both HL EMEA, LLP and HLCF Ltd are authorized and regulated by the United Kingdom’s Financial Conduct Authority. HLCF Ltd was formerly named “Quayle Munro Limited” and, following its acquisition, we have continued to operate its business through such entity. The current U.K. regulatory regime is based upon the Financial Services and Markets Act 2000 (“FSMA”), together with secondary legislation and other rules made under FSMA and other relevant legislation. These rules govern our financial advisory business in the United Kingdom, including regulated activities, record keeping, approval standards for individuals, anti-money laundering and periodic reporting.

HLE GmbH, from which we now conduct our regulated business in the EU, was established in order to mitigate the effects of the United Kingdom ceasing to be a member of the EU (“Brexit”) on our European business, further to the end of the Brexit transitional period and the withdrawal of “passport” rights in favor of HL EMEA, LLP and HLCF Ltd. Absent the benefit of such rights it is no longer generally possible to provide regulated investment services cross-border from the United Kingdom into the European Economic Area (the “EEA”). HLE GmbH was approved to conduct regulated investment services by the German regulatory authority, Bundesanstalt für Finanzdienstleistungsaufsicht (“BaFin”), on February 3, 2020. During the course of the fiscal year ended March 31, 2021, we moved the existing businesses of the Frankfurt, Paris and Madrid offices of HL EMEA, LLP into HLE GmbH. Brexit may further impact our European business in ways that are unknown at this time and/or may result in costs that are indeterminate at this time.

HLE GmbH has exercised the appropriate European financial services passport rights to provide cross-border services into all other members of the EEA from Germany and to establish branches in France and Spain. These “passport” rights derive from the pan-European regime established by the EU Markets in Financial Instruments Directive, which regulates the provision of investment services and ancillary activities throughout the EEA.

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
The diagram below depicts our current organizational structure and the percentages are as of March 31, 2021:

HL Voting Trust
Public
Class B common stock
• 76.8% voting interest
• 24.9% economic interest
Class A common stock
• 23.2% voting interest
• 75.1% economic interest
Houlihan Lokey, Inc.
Houlihan Lokey, Inc.
Subsidiaries

HL Voting Trust Agreement
In connection with the successful completion of the initial public offering ("IPO") of our Class A common stock in August 2015, we entered into the Voting Trust Agreement (the “HL Voting Trust Agreement”) dated as of August 18, 2015 with the HL Holders and the trustees of the HL Voting Trust. Pursuant to the HL Voting Trust Agreement, the trustees have the right to vote the shares of our common stock deposited by any HL Holder, together with any shares of Class B common stock acquired by such HL Holder, in their sole and absolute discretion on any matter, without fiduciary duties of any kind to the HL Holders. As of March 31, 2021, the HL Voting Trust controlled approximately 76.8% of the total voting power of the Company.

Lock-Up Agreements
In connection with the IPO and subsequent grants of Class B common stock, each HL Holder depositing shares of our common stock into the HL Voting Trust also entered into an individual lock-up agreement with the Company. Under these lock-up agreements, shares of our common stock deposited into the HL Voting Trust and beneficially owned by the HL Holders generally were locked up for a period of three years following the effective date of the IPO, after which these shares become transferable in three equal installments on each of the third, fourth and fifth anniversaries of the IPO; provided that shares of our common stock held by managing directors and certain senior corporate officers of the Company whose employment with us or any of our subsidiaries terminated prior to the third anniversary of the IPO for reasons other than death or disability generally are subject to transfer restrictions, and are ineligible to participate in any follow-on offerings, in each case, through the seventh anniversary of the IPO. The fifth anniversary of the IPO occurred on August 18, 2020, meaning that, except with respect to shares held by thirteen managing directors and senior corporate officers whose employment terminated prior to the third anniversary of the IPO and whose shares will remain subject to the lock-up until the seventh anniversary of the IPO, all shares of Class B common stock held by the HL Holders are now no longer subject to the IPO lock-up agreements. Notwithstanding the foregoing, the lock-up agreements provide that:
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
Controlled Company

The HL Voting Trust controls a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” under the rules of the New York Stock Exchange. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements that (i) a majority of our board of directors consist of independent directors and (ii) that our board of directors have compensation and nominating and corporate governance committees composed entirely of independent directors, as independence is defined in Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and under the New York Stock Exchange listing standards. We utilize, and intend to continue to utilize, certain of these exemptions. At the present time, the majority of our directors are independent and, as required by the New York Stock Exchange, we have a fully independent audit committee. See “Risk Factors—Risks Related to Our Class A Common Stock—We are a “controlled company” within the meaning of the New York Stock Exchange listing standards and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. Holders of Class A common stock do not have the same protections afforded to stockholders of companies that are subject to such requirements.” In the event that we cease to be a “controlled company” and our shares continue to be listed on the New York Stock Exchange, we will be required to comply with all of these provisions by the expiration of the applicable transition periods.

Market and Industry Data
The industry, market and competitive position data referenced throughout this Form 10-K are based on research, industry and general publications, including surveys and studies conducted by third parties. Industry rankings are based on data provided by Refinitiv unless otherwise noted. Information from Refinitiv relating to industry rankings are sourced through direct deal submissions from financial institutions coupled with research performed by Refinitiv analysts. Industry publications, surveys and studies generally state that they have been obtained from sources believed to be reliable. We have not independently verified such third party information. While we are not aware of any misstatements regarding any industry, market or similar data presented herein, such data involve uncertainties and are subject to change based on various factors, including those discussed under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Form 10-K.

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

Item 1A.    Risk Factors

Risks Related to Our Business
A substantial portion of our revenue is derived from advisory engagements in our CF and FR business segments, including engagements under which our fees include a significant component based upon goals, such as the completion of a transaction. As a result, our revenue and profits are highly volatile on a quarterly basis and may cause the price of our Class A common stock to fluctuate and decline. Revenue and profits derived from our CF and FR business segments can be highly volatile. We derive a substantial portion of our revenue from advisory fees, which are mainly generated at key transaction milestones, such as closing, the timing of which is outside of our control. In many cases, for advisory engagements that do not result in the successful consummation of a transaction, we are not paid a fee other than the reimbursement of certain out-of-pocket expenses and, in some cases, a modest retainer, despite having devoted considerable resources to these transactions. The achievement of these contractually-defined goals is often impacted by factors outside of our control, such as market conditions and the decisions and actions of our clients and interested third parties. For example, a client could delay or terminate an acquisition transaction because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or shareholder approvals, failure to secure necessary financing, adverse market conditions or because the target's business is experiencing unexpected financial problems. In addition, as a result of the COVID-19 pandemic, the closing of transactions has taken taking longer than in prior periods, which in turn delays our recognition of revenue. Anticipated bidders for client assets during a restructuring transaction may not materialize or our client may not be able to restructure its operations or indebtedness due to a failure to reach agreement with its principal creditors. Because these fees are contingent, revenue on such engagements, which is recognized when all revenue recognition criteria are met, is not certain and the timing of receipt is difficult to predict and may not occur evenly throughout the year.

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
Goodwill and other intangible assets represent a significant portion of our assets, and totaled $866.2 million as of March 31, 2021. Goodwill is the excess of cost over the fair market value of net assets acquired in business combinations. We review goodwill and intangible assets at least annually for impairment. We may need to perform impairment tests more frequently if events occur or circumstances indicate that the carrying amount of these assets may not be recoverable. These events or circumstances could include a significant change in the business climate, attrition of key personnel, a prolonged decline in our stock price and market capitalization, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of one of our businesses and other factors. Although we determined that it is not more likely than not that the fair values of our goodwill and intangible assets were less than their carrying values during fiscal 2021 and fiscal 2020, annual impairment reviews of indefinite-lived intangible assets or any future impairment of goodwill or other intangible assets would result in a non-cash charge against earnings, which would adversely affect our results of operations. The valuation of the reporting units requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our reporting units, including such factors as market performance, changes in our client base and projected growth rates. Because these factors are ever changing, due to market and general business conditions, our goodwill and indefinite-lived intangible assets may be impaired in future periods.

Our international operations are subject to certain risks, which may affect our revenue.
In fiscal 2021, we earned approximately 22.0% of our revenue from our international operations. We intend to grow our non-United States business, including growth into new regions with which we have less familiarity and experience, and this growth is important to our overall success. In addition, many of our larger clients are non-United States entities. Our international operations carry special financial and business risks, which could include the following:

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
Because our financial statements are denominated in United States dollars and we receive a portion of our net revenue in other currencies, we are exposed to fluctuations in foreign currencies. In addition, we pay certain of our expenses in such currencies. Fluctuations in foreign currency exchange rates led to a net gain in cash of $13.2 million for fiscal 2021, compared to a net loss in cash of $(7.8) million for fiscal 2020. In particular, we are exposed to the Euro and the pound sterling, and the weakening of the Euro and other currencies relative to the United States dollar has had, and may continue to have, an adverse effect on our revenue. From time to time, we have entered into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. Notwithstanding our entry into such hedge transactions, a depreciation of any of the currencies to which we are exposed relative to the United States dollar could result in an adverse impact to our business, financial condition, results of operations and/or cash flows.

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

Our ability to retain our Managing Directors and our other senior professionals, as well as our ability to successfully identify, recruit and develop talent, is critical to the success of our business.
We depend on the efforts and reputations of our senior management and financial professionals. Our Managing Directors’ and other senior professionals’ reputations and relationships with clients and potential clients are critical elements in the success of our business. Our future success depends to a substantial degree on our ability to retain qualified management and financial professionals within our organization, including our Managing Directors. In addition, our future growth will depend on, among other things, our ability to successfully identify and recruit individuals and teams to join our firm. It typically takes time for these financial professionals to become profitable and effective. During that time, we may incur significant expenses and expend significant time and resources toward training, integration and business development aimed at developing this new talent. However, we may not be successful in our efforts to identify, recruit, train and retain the required personnel as the market for qualified investment bankers is extremely competitive. Our investment bankers possess substantial experience and expertise and have strong relationships with our advisory clients. As a result, the loss of these financial professionals could jeopardize our relationships with clients and result in the loss of client engagements. For example, if our Managing Directors or other senior professionals, including our executive officers, or groups of professionals, were to join or form a competing firm, some of our current clients could choose to use the services of that competitor rather than our services. Managing Directors and other senior professionals have left Houlihan Lokey in the past and others may do so in the future, and the departure of any of these senior professionals may have an adverse impact on our business. Our compensation arrangements and post-employment restriction agreements with our Managing Directors and other professionals may not provide sufficient incentives or protections to prevent these professionals from resigning to join our competitors. In addition, some of our competitors have more resources than we do, which may allow them to attract some of our existing employees by offering superior compensation and benefits or otherwise. The departure of a number of Managing Directors or groups of senior professionals could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to risks relating to our operations, including our information and technology, which could harm our business.
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
We face the risk that certain clients may not have the financial resources to pay our agreed-upon advisory fees, including in the bankruptcy or insolvency context. Our clients include some companies that may from time to time encounter financial difficulties. If a client's financial difficulties become severe, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. On occasion, some of our clients have entered bankruptcy, which has prevented us from collecting amounts owed to us. The bankruptcy of a number of our clients that, in the aggregate, owe us substantial accounts receivable could have a material adverse effect on our business, financial condition and results of operations. In addition, if a number of clients declare bankruptcy after paying us certain invoices, courts may determine that we are not properly entitled to those payments and may require repayment of some or all of the amounts we received, which could adversely affect our business, financial condition and results of operations. In addition, some fees earned from certain activities in our FR business segment are subject to approval by the United States Bankruptcy Courts and other interested parties, including United States Trustees, which have the ability to challenge the payment of those fees. Fees earned and reflected in our revenue may from time to time be subject to successful challenges, which could result in a reduction of revenue. Finally, certain clients may also be unwilling to pay our advisory fees in whole or in part, in which case we may have to incur significant costs to bring legal action to enforce our engagement agreements to obtain our advisory fees. We accrued net bad debt expense of $7.3 million and $4.9 million in fiscal 2021 and 2020, respectively, related to uncollectible or doubtful accounts receivable and unbilled work in progress.

We may not be able to generate sufficient cash in the future to service any future indebtedness.
As of March 31, 2021, we only had $55.9 million of other liabilities and loans payable to former shareholders, but may incur additional debt in the future. Our ability to make scheduled payments on or to refinance our debt obligations will depend on our business, financial condition and results of operations. We cannot provide assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal of, and interest on, our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance such indebtedness.

Our businesses, profitability and future prospects may be adversely affected by Brexit.
As discussed in “Business - Regulation” in Part I, Item 1 of this Form 10-K, as a result of the process spawned by Brexit, there is considerable uncertainty as to the ramifications of the regulatory framework that now govern transactions and business undertaken by our U.K.-based subsidiaries in the EU, both in the near term and the long term. Brexit has led to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate, which may impact our ability to comply with the extensive government regulation to which we are subject. In addition, the cost and complexity of operating across increasingly divergent regulatory regimes is likely to increase following Brexit. As a result, we face numerous risks that could adversely affect how we conduct our businesses or our profitability and liquidity.

Although we have invested significant resources to plan for and address Brexit and its consequences, including our incorporation of a new European hub entity, there can be no assurance that we will be able to successfully execute our strategy. In addition, even if we are able to successfully execute our strategy, we face the risk that Brexit could have a disproportionately adverse effect on our EU operations compared to some of our competitors who have more extensive pre-existing operations in the EU outside of the U.K. In addition, Brexit has created an uncertain political and economic environment in the U.K., and may create such environments in other EU-member states. Political and economic uncertainty has in the past led to, and the outcome of Brexit could lead to, declines in market liquidity and activity levels, volatile market conditions, a contraction of available credit, changes in interest rates or exchange rates, weaker economic growth and reduced business confidence all of which could adversely impact our business.

Risks Related to our Industry
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

Extensive and evolving regulation of our business and the businesses of our clients exposes us to the potential for significant penalties and fines due to compliance failures, increases our costs and may result in limitations on the manner in which our business is conducted.
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

Risks Related to Our Organizational Structure
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
Each share of our Class B common stock is entitled to ten votes per share, and each share of our Class A common stock is entitled to one vote per share. As of March 31, 2021, the HL Holders through the HL Voting Trust beneficially owned 16,951,696 shares of common stock representing approximately 24.9% of the economic interest, and controlled 76.8% of the voting power of our outstanding capital stock. The HL Voting Trust will, for the foreseeable future, have significant influence over our corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval. The HL Voting Trust is able to elect a majority of the members of our board of directors and control actions to be taken by us and our board of directors, including amendments to our amended and restated certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. This concentrated control will limit the ability of holders of our Class A common stock to influence corporate matters for the foreseeable future and may materially adversely affect the market price of our Class A common stock. It is possible that the interests of the HL Voting Trust may in some circumstances conflict with our interests and the interests of our other stockholders. For example, the HL Voting Trust may have different tax positions or other differing incentives from other stockholders that could influence their decisions regarding whether and when to cause us to dispose of assets, incur new or refinance existing indebtedness or take other actions. Additionally, the holders of our Class B common stock may cause us to make strategic decisions or pursue acquisitions that could involve risks to holders of our Class A common stock or may not be in the best interests of holders of our Class A common stock.

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

We intend to continue to rely on some or all of these exemptions. As a result, at the present time, our compensation and nominating and corporate governance committees do not consist entirely of independent directors, although a majority of our board of directors consists of independent directors. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange.

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

Risks Related to Our Class A Common Stock
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

Certain former employees that own 723,834 shares of Class B common stock are subject to lock-up agreements that restrict their ability to transfer shares of our capital stock until August 18, 2022. As of March 31, 2021, 16,951,696 shares of our Class A common stock issuable upon conversion of outstanding Class B common stock are eligible for sale, subject to the restrictions under the lock-up agreements described in the preceding sentence, and subject to certain restrictions under the Securities Act of 1933, as amended (the “Securities Act”). Stockholders who are subject to any of the lock-up agreements described above may be permitted to sell shares prior to the expiration of the applicable lock-up agreement in certain circumstances or as a result of a waiver approved by the Board of Directors.

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
The market price for our Class A common stock is volatile, in part because of the limited number of shares of Class A common stock outstanding, and the limited trading history of the Class A common stock. In addition, the market price of our Class A common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•    our operating and financial performance and prospects;
•    our quarterly or annual earnings or those of other companies in our industry;
•    the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•    quarterly variations in our operating results compared to market expectations;
•    changes in, or failure to meet, earnings estimates or recommendations by research analysts who track our common shares or the stock of other companies in our industry;
•    adverse publicity about us, the industries we participate in or individual scandals;
•    announcements of new offerings by us or our competitors;
•    stock price performance of our competitors;
•    changes in the evaluations of our Class A common stock by research analysts
•    fluctuations in stock market prices and volumes;
•    default on our indebtedness;
•    actions by competitors;
•    changes in senior management or key personnel;
•    changes in financial estimates by securities analysts;
•    our status as a “controlled company”;
•    negative earnings or other announcements by us or other financial services companies;
•    publication of negative or inaccurate research reports about us or our industry or the failure of securities analysts to provide adequate coverage of the Class A common stock in the future;
•    downgrades in our credit ratings or the credit ratings of our competitors;
•    incurrence of indebtedness or issuances of capital stock;
•    global economic, legal and regulatory factors unrelated to our performance; and
•    the other factors listed in this “Risk Factors” section.

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

General Risks
The scale, scope, and duration of the impact of the COVID-19 pandemic on our business are unpredictable and depend on a number of factors outside of our control. We cannot reasonably predict the magnitude of the ultimate impact that COVID-19 may have on us and the impact may have a sustained adverse effect on our business, revenues, operating results and financial condition.
The rapid, worldwide spread of a novel strain of coronavirus and the pandemic caused thereby (collectively, “COVID-19”) has created global economic disruption and uncertainty. While COVID-19 did not have a material adverse impact on our business in fiscal 2021, the scale, scope, and duration of the impact of the COVID-19 pandemic are unpredictable. As a financial services firm, we are materially affected by conditions in the global financial markets and economic conditions throughout the world. During periods of unfavorable market or economic conditions, the volume and value of M&A and capital markets transactions decreases, thereby reducing the demand for our M&A and capital markets advisory services and increasing price competition among financial services companies seeking such engagements. The continued impact of the pandemic on our business is largely dependent on efforts to stem the spread of COVID-19, including governmental efforts to distribute vaccines and overall vaccination rates in the areas in which we operate.

Our business (from both a marketing and execution perspective) has historically depended to a large degree on our financial staff meeting in person with potential and engaged clients, potential and actual counterparties to our clients involved in transactions, and other parties in interest. The travel restrictions and social distancing requirements that have been put in place as a result of COVID-19 have for the short-term eliminated, and may over a long-term greatly diminish, our ability to travel and attend events and meetings in person. While, thus far during the COVID-19 pandemic, our financial staff members have successfully conducted meetings using technology, there can be no assurance that we will continue to be able to generate and conduct business successfully in the future using such technology. These technology based meetings may become normalized and the impact will diminish over time, but we believe that we are best able to conduct our business if we are not constrained by the current travel restrictions and social distancing requirements. We have implemented various initiatives to reduce the impact of COVID-19 on our firm, such as employees working remotely from home, while also seeking to maintain business continuity. We face various cybersecurity and other operational risks related to our business on a day to day basis, which are heightened by COVID-19. We rely heavily on financial, accounting, communication, and other information technology systems, including, without limitation, cloud based storage systems, and the people who operate them. These systems, including the systems of third parties on whom we rely, may experience a disruption as a result of COVID-19 or increased cybersecurity threats. If we were unable to timely and successfully recover from such a disruption, our business could be materially impacted and could cause material financial loss, regulatory actions, reputational harm or legal liability. An extended period of remote working by our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. COVID-19 presents a threat to our employees’ well-being. While we have implemented a business continuity plan to protect the health of our employees, such plans cannot anticipate all scenarios, and we may experience a potential loss of productivity.

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

Item 1B.    Unresolved Staff Comments

None.
Item 2.    Properties

Our headquarters is located in leased office space at 10250 Constellation Boulevard, Los Angeles, California 90067. We lease the space in the United States for our offices in Atlanta, Chicago, Dallas, Boston, Houston, Minneapolis, Miami, New York City, San Francisco and Washington D.C.; and internationally in Amsterdam, Beijing, Dubai, Frankfurt, Hong Kong, London, Madrid, Milan, Paris, Singapore, Sydney and Tokyo.

We do not own any real property. We consider these arrangements to be adequate for our present and future needs.
Item 3.    Legal Proceedings

In the ordinary course of business, from time to time the Company and its affiliates are involved in judicial or regulatory proceedings, arbitrations or mediations concerning matters arising in connection with the conduct of its businesses, including contractual and employment matters. In addition, government agencies and self-regulatory organizations conduct periodic examinations and initiate administrative proceedings regarding the Company’s business, including, among other matters, compliance, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or its directors, officers or employees. In view of the inherent difficulty of determining whether any loss in connection with such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, the Company cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, the Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Where appropriate, provisions for losses are established in accordance with Accounting Standards Codification ("ASC") 450, “Contingencies” when warranted. Once established, such provisions are adjusted when there is more information available or when an event occurs requiring a change.
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
As of May 18, 2021, there were approximately twenty five holders of record of our Class A common stock and one holder of record of our Class B common stock. This does not include the number of shareholders that hold shares in "street-name" through banks or broker-dealers or through the HL Voting Trust.
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
Unregistered Sales of Equity Securities and Use of Proceeds
In January 2021, the Company issued 15,378 shares of Class B common stock to certain former employees of a business acquired in 2019. The Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering and received no proceeds in connection with this issuance.
During the quarter ended March 31, 2021, the Company issued 528,759 shares of Class A common stock upon the conversion of a like number of shares of Class B common stock. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder. See Note 15 for additional information. The Company relied upon the exemption from registration provided by Section 3(a)(9) under the Securities Act of 1933, as amended.
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

Stock Performance

The stock performance graph below compares the cumulative total stockholder return on our Class A common stock, March 31, 2016 through March 31, 2021, with that of the S&P 500 Index and the S&P Financial Index. The graph assumes $100 was invested in each of our Class A common stock, the S&P 500 Index and the S&P Financial Index on March 31, 2016. It also assumes that dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance. The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act except to the extent we specifically incorporate it by reference into such filing.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN HOULIHAN LOKEY, INC. CLASS A COMMON STOCK, S&P 500 INDEX AND S&P FINANCIALS INDEX

$295
$280
$265
$250
$235
$220
$205
$190
$175
$160
$145
$130
$115
$100
$85
03/31/16
06/30/16
09/30/16
12/30/16
03/31/17
06/30/17
09/29/17
12/29/17
03/29/18
06/29/18
09/28/18
12/31/18
03/29/19
06/28/19
09/30/19
12/31/19
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
Houlihan Lokey, Inc.
S&P 500 Index
S&P Financials Index

Purchases of Equity Securities

The following table summarizes all of the repurchases of Houlihan Lokey, Inc. equity securities during the quarter ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased and Retired As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2021 - January 31, 2021	157,000	$69.25	157,000	—
February 1, 2021 - February 28, 2021	380,738	66.15	380,738	—
March 1, 2021 - March 31, 2021	369,262	65.87	369,262	—
Total	907,000	$66.57	907,000	$150,489,251
(1)The shares of Class A common stock repurchased through this program have been retired. In July 2020, the board of directors authorized a new program to replace the prior repurchase authority pursuant to which new program the Company may repurchase from time to time up to $125 million in aggregate purchase price of the Company’s Class A common stock or Class B common stock, in open market and negotiated purchases. In January 2021, the board of directors authorized a replacement repurchase authority of up to $200 million.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our historical financial statements and related notes included elsewhere in this Form 10-K. Actual results and the timing of events may differ significantly from those expressed or implied in any forward-looking statements due to a number of factors, including those set forth in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Form 10-K. For discussion related to changes in financial condition and the results of operations for fiscal year 2019-related items, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year 2020, which was filed with the Securities and Exchange Commission on May 15, 2020.
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
We operate in three segments: Corporate Finance ("CF"); Financial Restructuring ("FR"); and Financial and Valuation Advisory ("FVA"). In our CF business segment, we believe we are an established leader in M&A and capital markets advisory services. Through our FR business segment, we advise on some of the largest and most complex restructurings around the world. Our FVA business segment is one of the largest and most respected valuation, financial opinion and financial consulting practices in the United States.
As of March 31, 2021, we served our clients globally with 1,132 financial professionals, including 198 Managing Directors. We plan to continue to grow our firm across industry sectors, geographies and products to deliver quality advice and innovative solutions to our clients, both organically and through acquisitions. Acquisitions over the last several years include: Leonardo & Co. NV in November 2015 in Germany, the Netherlands and Spain, and Leonardo's investment banking operations in Italy in June 2019 (collectively, "Leonardo"), which enable us to provide a much greater breadth of services and coverage to our clients both in continental Europe and across the globe; Quayle Munro Limited in April 2018, which expanded our capabilities in the data and analytics sector; BearTooth Advisors in May 2018, which provided us with a private equity fundraising advisory platform; Fidentiis Capital in November 2019, an independent advisory business providing independent corporate finance advisory services relating to mergers and acquisitions, capital raising, and financing; Freeman & Co. in December 2019, an independent advisory business providing mergers and acquisitions advisory, capital raising, and other investment banking advisory services for the financial services sector; and in August 2020, MVP Capital, LLC, an independent advisory firm that provides a range of financial advisory services to clients in the technology, media, and telecommunications sectors.
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
Our fiscal year ends on March 31 of each year. For the fiscal year ended March 31, 2021, we earned revenues of $1.53 billion, an increase of 32% from the $1.16 billion earned during the fiscal year ended March 31, 2020. For our fiscal year ended March 31, 2020, revenues increased 7% over our fiscal year ended March 31, 2019 revenues of $1.08 billion.
For the fiscal years ended March 31, 2021, 2020, and 2019, we earned revenues of $333 million, $184 million, and $206 million, respectively, from our international operations.

Based on historical experience, we believe current economic conditions (record liquidity levels and steady low interest rates) provide a healthy environment for M&A and capital markets activities. In the United States, our dialogue with clients who are evaluating strategic alternatives remains good, and the availability of capital in the mid-cap space continues to be strong, which has the potential to fuel continued activity in M&A. In addition, in the current economic environment, companies and financial sponsors globally are pursuing M&A in order to drive greater efficiencies by reducing costs and increasing cash flows. On a global basis, in the first quarter of calendar 2021, M&A transaction completions were up 7.7% versus the prior year period.
Our Financial Restructuring activity has moderated significantly and is expected to continue to be lower than what we experienced during fiscal 2021 as a result of the pandemic. We continue to remain optimistic about the restructuring outlook over the medium and long term due to record levels of company leverage and continued dislocation from the pandemic.
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

Our employee compensation and benefits expense consists of base salary, payroll taxes, benefits, annual incentive compensation payable as cash bonus awards, deferred cash bonus awards, and the amortization of equity-based bonus awards. Base salary and benefits are paid ratably throughout the year. Our annual equity-based bonus awards include fixed share compensation awards and liability classified fixed dollar awards as a component of the annual bonus awards for certain employees. These equity awards are generally subject to annual vesting requirements over a four-year period beginning at the date of grant, which occurs in the first quarter of each fiscal year; accordingly, expenses are amortized over the stated vesting period. In most circumstances, the unvested portion of these awards is subject to forfeiture should the employee depart from the Company. Cash bonuses, which are accrued monthly, are discretionary and dependent upon a number of factors including the Company's performance and are generally paid in the first fiscal quarter of each fiscal year with respect to prior year performance. Generally, a portion of the cash bonus is deferred and paid in the third quarter of the fiscal year in which the bonus is awarded. We refer to the ratio of our employee compensation and benefits expenses to our revenues as our "Compensation Ratio."
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
Results of Consolidated Operations
The following is a discussion of our results of operations for the years ended March 31, 2021 and 2020. For a more detailed discussion of the factors that affected the revenues and the operating expenses of our CF, FR, and FVA business segments in these periods, see "Business Segments" below.

	Year Ended March 31,			Change
($ in thousands)	2021	2020	2019	'20-'21	'19-'20
Revenues	$1,525,452	$1,159,368	$1,084,385	32%	7%
Operating expenses:
Employee compensation and benefits	971,195	737,762	692,073	32%	7%
Non-compensation expenses	146,100	192,005	173,215	(24)%	11%
Total operating expenses	1,117,295	929,767	865,288	20%	7%
Operating income	408,157	229,601	219,097	78%	5%
Other (income)/expense, net	(1,071)	(6,046)	(5,223)	(82)%	16%
Income before provision for income taxes	409,228	235,647	224,320	74%	5%
Provision for income taxes	96,457	51,854	65,214	86%	(20)%
Net income attributable to Houlihan Lokey, Inc.	312,771	183,793	159,106	70%	16%

Year Ended March 31, 2021 versus March 31, 2020

Revenues were $1,525 million for the year ended March 31, 2021, compared with $1,159 million for the year ended March 31, 2020, representing an increase of 32%. For the year ended March 31, 2021, CF revenues increased 24%, FR revenues increased 52%, and FVA revenues increased 17% when compared with the year ended March 31, 2020.
Operating expenses were $1,117 million for the year ended March 31, 2021, compared with $930 million for the year ended March 31, 2020, an increase of 20%. Employee compensation and benefits expense, as a component of operating expenses, was $971 million for the year ended March 31, 2021, compared with $738 million for the year ended March 31, 2020, an increase of 32%. The increase in employee compensation and benefits expense was primarily due to the increase in revenues for the fiscal year. The Compensation Ratio was approximately 64% for both the years ended March 31, 2021 and 2020. Non-compensation expenses, as a component of operating expenses, were $146 million for the year ended March 31, 2021, compared with $192 million for the year ended March 31, 2020, a decrease of (24)%. The decrease in non-compensation expenses was primarily driven by lower travel, meals, and entertainment expenses and other operating expenses. The decrease in travel, meals, and entertainment expenses was primarily driven by reduced travel and entertainment activity as a result of the COVID-19 pandemic. The decrease in other operating expenses was due to a reduction in other miscellaneous costs, also driven in large part by the COVID-19 pandemic.
Other (income)/expense, net was $(1.1) million for the year ended March 31, 2021, compared with $(6.0) million for the year ended March 31, 2020. The decrease in other (income)/expense, net was primarily a result of lower interest (income) generated by our investment securities and a gain recognized from the reduction in the fair value of earnout liabilities associated with two of our acquisitions for the year ended March 31, 2020, which did not repeat in fiscal 2021.
The provision for income taxes for the year ended March 31, 2021 was $96.5 million, which reflected an effective tax rate of 24%. The provision for income taxes for the year ended March 31, 2020 was $51.9 million, which reflected an effective tax rate of 22%. The increase in the Company’s tax rate during the year ended March 31, 2021 relative to the year ended March 31, 2020 was primarily a result of a beneficial state true-up that occurred in the quarter ended March 31, 2020 that did not repeat in the quarter ended March 31, 2021.

Business Segments
The following table presents revenues, expenses, and contributions from our continuing operations by business segment. The revenues by segment represents each segment's revenues, and the profit by segment represents profit for each segment before corporate expenses, Other (income)/expense, net, and income taxes.

	Year Ended March 31,			Change
($ in thousands)	2021	2020	2019	20-'21	19-'20
Revenues by segment
Corporate Finance	$802,853	$646,788	$607,333	24%	6%
Financial Restructuring	534,747	352,517	317,774	52%	11%
Financial and Valuation Advisory	187,852	160,063	159,278	17%	—%
Revenues	$1,525,452	$1,159,368	$1,084,385	32%	7%
Segment profit (1)
Corporate Finance	$250,513	$179,660	$177,575	39%	1%
Financial Restructuring	224,215	107,714	73,691	108%	46%
Financial and Valuation Advisory	46,642	35,172	26,334	33%	34%
Total segment profit	521,370	322,546	305,986	62%	5%
Corporate expenses (2)	113,213	92,945	86,889	22%	7%
Other (income)/expense, net	(1,071)	(6,046)	(5,223)	(82)%	16%
Income before provision for income taxes	$409,228	$235,647	$224,320	74%	5%

Segment Metrics:
Number of Managing Directors
Corporate Finance	120	123	108	(2)%	14%
Financial Restructuring	47	45	44	4%	2%
Financial and Valuation Advisory	31	30	33	3%	(9)%
Number of closed transactions/Fee Events (3)
Corporate Finance	360	309	284	17%	9%
Financial Restructuring	138	99	81	39%	22%
Financial and Valuation Advisory	1,540	1,385	1,377	11%	1%
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
Corporate Finance
Year Ended March 31, 2021 Compared to the Year Ended March 31, 2020
Revenues for CF were $803 million for the year ended March 31, 2021, compared with $647 million for the year ended March 31, 2020, representing an increase of 24%. The increase in revenues was primarily a result of a significant increase in the number of transactions that closed and an increase in the average transaction fee on closed transactions for the year ended March 31, 2021, compared with the year ended March 31, 2020.
Segment profit for CF was $251 million for the year ended March 31, 2021, compared with $180 million for the year ended March 31, 2020, representing an increase of 39%. The increase in segment profit was primarily a result of higher revenues and lower non-compensation expenses as a percentage of revenues for the year ended March 31, 2021, compared with the year ended March 31, 2020.

Financial Restructuring

Year Ended March 31, 2021 Compared to the Year Ended March 31, 2020
Revenues for FR were $535 million for the year ended March 31, 2021, compared with $353 million for the year ended March 31, 2020, representing an increase of 52%. The increase in revenues was primarily due to a significant increase in the number of closed transactions and average transaction fee on closed transactions for the year ended March 31, 2021, compared with the year ended March 31, 2020.
Segment profit for FR was $224 million for the year ended March 31, 2021, compared with $108 million for the year ended March 31, 2020, an increase of 108%. The increase in segment profit was primarily a result of the increase in revenues and lower non-compensation expenses as a percentage of revenues for the year ended March 31, 2021, compared with the year ended March 31, 2020.
Financial and Valuation Advisory
Year Ended March 31, 2021 Compared to the Year Ended March 31, 2020
Revenues for FVA were $188 million for the year ended March 31, 2021, compared with $160 million for the year ended March 31, 2020, representing an increase of 17%. The increase in revenues was primarily due to an increase in the number of fee events and average fee per fee event for the year ended March 31, 2021, compared with the year ended March 31, 2020.
Segment profit for FVA was $47 million for the year ended March 31, 2021, compared with $35 million for the year ended March 31, 2020, representing an increase of 33%. The increase in segment profit was primarily a result of the increase in revenues and lower non-compensation expenses as a percentage of revenues for the year ended March 31, 2021, compared with the year ended March 31, 2020.
Corporate Expenses
Year Ended March 31, 2021 Compared to the Year Ended March 31, 2020
Corporate expenses were $113 million for the year ended March 31, 2021, compared with $93 million for the year ended March 31, 2020, representing an increase of 22%. The increase in corporate expenses was primarily a result of increased non-compensation expenses for the year ended March 31, 2021, compared with the year ended March 31, 2020.
Liquidity and Capital Resources
Our current assets comprise cash and cash equivalents, investment securities, receivables from affiliates, accounts receivable, and unbilled work in progress related to fees earned from providing advisory services. Our current liabilities include deferred income, accounts payable and accrued expenses, accrued salaries and bonuses, income taxes payable, and current portion of loan obligations.
Our cash and cash equivalents include cash held at banks. We maintain moderate levels of cash on hand in support of regulatory requirements for our registered broker-dealer. As of March 31, 2021 and 2020, we had $283 million and $174 million of cash in foreign subsidiaries, respectively. Our excess cash may be invested in short term investments, including treasury securities, commercial paper, certificates of deposit, investment grade corporate debt securities, and special purpose acquisition companies. Please refer to Note 6 for further detail.
On November 16, 2015, we issued the loan payable to non-affiliates in connection with the Leonardo transaction, which is a EUR 14.0 million note bearing interest at an annual rate of 1.50% and is payable on November 16, 2040. Under certain circumstances, the note may be paid in part or in whole over a five-year period in equal annual installments. In each of January 2017, December 2017, December 2018, and December 2019, we paid a portion of this loan in the amount of EUR 2.9 million. During the quarter ended December 31, 2020, the Company completed its final scheduled principal payment, extinguishing the liability. See Note 1 and Note 10 for additional information.

As of March 31, 2021 and 2020, our Cash and cash equivalents, Investment securities, and Restricted cash were as follows:

(In thousands)	March 31, 2021	March 31, 2020
Cash and cash equivalents	$846,851	$380,373
Investment securities	208,618	135,389
Total unrestricted cash and cash equivalents, including investment securities	1,055,469	515,762
Restricted cash (1)	373	373
Total cash, cash equivalents, and restricted cash, including investment securities	$1,055,842	$516,135
(1)Represents a deposit in support of a letter of credit issued for our Frankfurt office.

Our liquidity is highly dependent upon cash receipts from clients that are generally dependent upon the successful completion of transactions as well as the timing of receivables collections, which typically occur within 60 days of billing. As of March 31, 2021 and 2020, we had $108 million and $81 million of Accounts receivable, net of credit losses, respectively. As of March 31, 2021 and 2020, we had $118 million and $40 million of Unbilled work in progress, net of credit losses, respectively.

Subsequent to the end of fiscal March 31, 2021, our Board of Directors declared a quarterly cash dividend of $0.43 per share of common stock, payable on June 15, 2021 to shareholders of record as of the close of business on June 2, 2021.

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

On August 23, 2019, the Company entered into a new syndicated revolving line of credit with the Bank of America, N.A. and certain other financial institutions party thereto, which allows for borrowings of up to $100 million (and, subject to certain conditions, provides the Company with an expansion option, which, if exercised in full, would provide for a total credit facility of $200 million) and matures on August 23, 2022 (the "2019 Line of Credit"). As of March 31, 2021, no principal was outstanding under the 2019 Line of Credit. The agreement governing this facility provides that borrowings bear interest at an annual rate of LIBOR plus 1.00%, commitment fees apply to unused amounts, and contains debt covenants which require that the Company maintain certain financial ratios. The loan agreement requires compliance with certain loan covenants including but not limited to the maintenance of minimum consolidated earnings before interest, taxes, depreciation and amortization of no less than $150 million as of the end of any quarterly 12-month period and certain leverage ratios including a consolidated leverage ratio of less than 2.00 to 1.00. As of March 31, 2021, we were, and expect to continue to be, in compliance with such covenants.

On May 20, 2020, the Company completed an underwritten public offering of 3,000,000 shares of its Class A common stock. The offering generated net proceeds for the Company of approximately $189 million after deducting the underwriting discount and estimated offering expenses payable by us.

The majority of the Company's payment obligations and commitments pertain to routine operating leases. The Company also has various obligations relating to notes payable and contingent consideration issued in connection with businesses previously acquired (see Note 10 included in Part II, Item 8 of this Form 10-K).

In connection with certain acquisitions, certain employees may be entitled to deferred consideration, primarily in the form of retention payments, should certain service and/or performance conditions be met in the future. As a result of these conditions, such deferred consideration would be expensed as compensation in current and future periods and has been accrued as liabilities on the Consolidated Balance Sheets as of March 31, 2021 and 2020.

Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of our incentive compensation during the first and third quarters of each fiscal year. A summary of our operating, investing, and financing cash flows is as follows:

	Year Ended March 31,
(In thousands)	March 31, 2021	March 31, 2020	March 31, 2019
Operating activities:
Net income	$312,771	$183,793	$159,106
Non-cash charges	86,837	100,214	48,894
Other operating activities	180,229	3,662	29,470
Net cash provided by operating activities	579,837	287,669	224,274
Net cash provided by/(used in) investing activities	(99,748)	(33,144)	6,459
Net cash (used in) financing activities	(26,823)	(152,139)	(236,138)
Effects of exchange rate changes on cash and cash equivalents	13,212	(7,755)	(8,703)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	466,478	94,631	(14,108)
Cash, cash equivalents and restricted cash – beginning of period	380,746	286,115	300,223
Cash, cash equivalents and restricted cash – end of period	$847,224	$380,746	$286,115

Year Ended March 31, 2021
Operating activities resulted in a net inflow of $579.8 million for fiscal 2021, which was greater than the prior year due primarily to higher net income for the year and an increase in accrued salaries and bonuses. Investing activities resulted in a net outflow of $(99.7) million for fiscal 2021, primarily due to purchases of new investment securities, partially offset by the sale or maturity of investment securities and acquisitions of property and equipment. Financing activities resulted in a net outflow of $(26.8) million primarily related to (i) dividend distributions, (ii) share repurchases, and (iii) payments to settle employee tax obligations on share-based awards, partially offset by the proceeds from the Company's May 2020 offering.

Year Ended March 31, 2020
Operating activities resulted in a net inflow of $287.7 million for fiscal 2020, which was greater than the prior year due primarily to higher net income for the year and a reduction in unbilled work in progress. Investing activities resulted in a net outflow of $33.1 million primarily due to purchases of new investment securities, partially offset by an increase in the sale or maturity of existing investment securities and acquisitions of property and equipment. Financing activities resulted in a net outflow of $152.1 million primarily related to (i) dividend distributions, (ii) payments to settle employee tax obligations on share-based awards, and (iii) share repurchases.
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
See Note 2 included in Part II, Item 8 of this Form 10-K for additional information.
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
Exchange Rate Risk
The exchange rate of the U.S. dollar relative to the currencies in the non-U.S. countries in which we operate may have an effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities and, therefore, be reflected as a change in other comprehensive income. Our non-U.S. assets and liabilities that are sensitive to exchange rates consist primarily of trade payables and receivables, work in progress, and cash. For the years ended March 31, 2021, 2020, and 2019, the net impact of the fluctuation of foreign currencies in other comprehensive income within the Consolidated Statements of Comprehensive Income was $23 million, $(13) million, and $(16) million, respectively.
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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of March 31, 2021, we had two foreign currency forward contracts between the euro and pound sterling with an aggregate notional value of $7.1 million. The fair value of these foreign currency forward contracts represented a (loss) included in Other operating expenses of $38 thousand during the year ended March 31, 2021. As of March 31, 2020, we had no foreign currency forward contracts.
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Houlihan Lokey, Inc. and subsidiaries (the Company) as of March 31, 2021 and 2020, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended March 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended March 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 21, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Recognition of Revenue
As disclosed in Note 2 to the consolidated financial statements, the Company recognizes revenue from contracts with customers upon satisfaction of the performance obligation by transferring the promised service to the customers. A service is transferred to a customer when the customer obtains control of and derives benefit from that service. Revenues from Corporate Finance engagements primarily consist of fees generated in connection with advisory services related to mergers and acquisitions, capital markets, and other corporate finance transactions. Revenues from a Financial Restructuring engagement primarily consist of fees generated in connection with advisory services to debtors, creditors and other parties-in-interest involving recapitalization or deleveraging transactions implemented both through bankruptcy proceedings and through out-of-court exchanges, consent solicitations or other mechanisms, as well as in distressed mergers and acquisitions and capital markets activities. Fees earned upon the successful completion of a Corporate Finance or Financial Restructuring transaction or engagement (“Completion Fees”) are recognized when the related transaction has been effectively closed. Effective closure of a transaction or engagement occurs when the Company has transferred control of the promised service, the customer obtains control, and the variable consideration constraint has been resolved. The Company recorded revenue of $1.53 billion for the year ended March 31, 2021.

We identified the evaluation of the revenue recognition related to uncollected Completion Fees of Corporate Finance and Financial Restructuring transaction and engagement fees as a critical audit matter because a high degree of auditor judgment was required in evaluating the effective closure of a transaction or engagement.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of the internal controls related to the Company’s uncollected transaction and engagement fee revenue recognition process, including controls related to the evaluation of the effective closure of transactions and resolution of the variable consideration constraints. For a sample of transactions, we tested the effective closure by comparing the transaction or engagement completion status to contract terms, using a combination of executed third party contracts and other relevant and reliable third-party information. In addition, we sent third-party confirmations to a sample of customers regarding the amount of uncollected Corporate Finance and Financial Restructuring Completion Fees as of March 31, 2021.

/s/ KPMG LLP

We have served as the Company’s auditor since 2006.

Los Angeles, California
May 21, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Houlihan Lokey, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Houlihan Lokey, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2021 and 2020, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated May 21, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Los Angeles, California
May 21, 2021

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data and par value)	March 31, 2021	March 31, 2020
Assets
Cash and cash equivalents	$846,851	$380,373
Restricted cash	373	373
Investment securities	208,618	135,389
Accounts receivable, net of allowance for credit losses of $8,262 and $5,587, respectively	108,409	80,912
Unbilled work in progress, net of allowance for credit losses of $3,520 and $1,302, respectively	118,115	39,821
Income taxes receivable	—	4,282
Deferred income taxes	28,332	6,507
Property and equipment, net	46,370	42,372
Operating lease right-of-use assets	152,031	135,240
Goodwill and other intangibles, net	866,221	812,844
Other assets	50,747	38,890
Total assets	$2,426,067	$1,677,003

Liabilities and Stockholders' Equity
Liabilities:
Accrued salaries and bonuses	$648,399	$420,376
Accounts payable and accrued expenses	67,468	53,883
Deferred income	27,868	26,780
Income taxes payable	68,339	—
Deferred income taxes	52	664
Loans payable to former shareholders	818	1,393
Loan payable to non-affiliate	—	3,283
Operating lease liabilities	174,516	154,218
Other liabilities	55,046	32,024
Total liabilities	1,042,506	692,621

Commitments and contingencies (Note 17)

Stockholders' equity:
Class A common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 51,245,442 and 46,178,633 shares, respectively	51	46
Class B common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 16,951,696 and 19,345,277 shares, respectively	17	19
Additional paid-in capital	803,573	649,954
Retained earnings	600,096	377,471
Accumulated other comprehensive (loss)	(20,176)	(43,108)
Total stockholders' equity	1,383,561	984,382
Total liabilities and stockholders' equity	$2,426,067	$1,677,003
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
(In thousands, except share and per share data)	2021	2020	2019
Revenues	$1,525,452	$1,159,368	$1,084,385
Operating expenses:
Employee compensation and benefits	971,195	737,762	692,073
Travel, meals, and entertainment	6,527	41,945	42,862
Rent	39,233	44,693	38,672
Depreciation and amortization	15,228	17,291	14,475
Information technology and communications	31,646	26,904	21,512
Professional fees	24,681	21,704	23,035
Other operating expenses	28,785	39,468	32,659
Total operating expenses	1,117,295	929,767	865,288
Operating income	408,157	229,601	219,097
Other (income)/expense, net	(1,071)	(6,046)	(5,223)
Income before provision for income taxes	409,228	235,647	224,320
Provision for income taxes	96,457	51,854	65,214
Net income	312,771	183,793	159,106
Other comprehensive income, net of tax:
Foreign currency translation adjustments	22,932	(12,814)	(16,338)
Comprehensive income	$335,703	$170,979	$142,768

Attributable to Houlihan Lokey, Inc. common stockholders:
Weighted average shares of common stock outstanding:
Basic	65,785,042	62,152,870	62,213,414
Fully diluted	68,671,248	65,725,516	65,846,132
Earnings per share (Note 13)
Basic	$4.75	$2.96	$2.56
Fully diluted	$4.55	$2.80	$2.42
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Class A common stock		Class B common stock		Treasury stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity
(In thousands, except share data)	Shares	$	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2018	30,604,405	$31	37,187,932	$37	(2,000,000)	$(93,500)	$753,077	$207,124	$(13,956)	$852,813
Cumulative effect of the change in accounting principle related to revenue recognition from contracts with clients, net of tax	—	—	—	—	—	—	—	(19,347)	—	(19,347)
Shares issued	—	—	1,208,074	1	—	—	9,257	—	—	9,258
Stock compensation vesting (Note 14)	—	—	—	—	—	—	47,575	—	—	47,575
Class B shares sold	525,217	—	(525,217)	—	—	—	—	—	—	—
Dividends	—	—	—	—	—	—	—	(70,415)	—	(70,415)
Secondary offering	3,000,000	3	(3,000,000)	(3)	—	—	—	—	—	—
Retired shares upon settlement of forward purchase agreement	—	—	(2,000,000)	(2)	2,000,000	93,500	(93,498)	—	—	—
Conversion of Class B to Class A shares	5,545,724	6	(5,545,724)	(6)	—	—	—	—	—	—
Shares issued to non-employee directors (Note 14)	6,570	—	—	—	—	—	187	—	—	187
Shares purchased and retired under repurchase program	(784,114)	(1)	—	—	—	—	(34,974)	—	—	(34,975)
Other shares repurchased/forfeited	(697,000)	(1)	(127,331)	—	—	—	(36,534)	—	—	(36,535)
Net income	—	—	—	—	—	—	—	159,106	—	159,106
Change in unrealized translation	—	—	—	—	—	—	—	—	(16,338)	(16,338)
Total comprehensive income	—	—	—	—	—	—	—	159,106	(16,338)	142,768
Balances – March 31, 2019	38,200,802	$38	27,197,734	$27	—	$—	$645,090	$276,468	$(30,294)	$891,329

	Class A common stock		Class B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2019	38,200,802	$38	27,197,734	$27	$645,090	$276,468	$(30,294)	$891,329
Shares issued	—	—	1,546,486	1	8,712	—	—	8,713
Stock compensation vesting (Note 14)	—	—	—	—	56,901	—	—	56,901
Class B shares sold	6,287,412	6	(6,287,412)	(6)	—	—	—	—
Dividends	—	—	—	—	—	(82,790)	—	(82,790)
Conversion of Class B to Class A shares	2,352,461	2	(2,352,461)	(2)	—	—	—	—
Shares issued to non-employee directors (Note 14)	9,145	—	—	—	369	—	—	369
Other shares repurchased/forfeited	(671,187)	—	(759,070)	(1)	(61,118)	—	—	(61,119)
Net income	—	—	—	—	—	183,793	—	183,793
Change in unrealized translation	—	—	—	—	—	—	(12,814)	(12,814)
Total comprehensive income	—	—	—	—	—	183,793	(12,814)	170,979
Balances – March 31, 2020	46,178,633	$46	19,345,277	$19	$649,954	$377,471	$(43,108)	$984,382

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

	Class A common stock		Class B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2020	46,178,633	$46	19,345,277	$19	$649,954	$377,471	$(43,108)	$984,382
Cumulative effect of the change in accounting principle related to credit losses, net of tax	—	—	—	—	—	(682)	—	(682)
Shares issued	3,000,000	3	1,612,091	2	223,168	—	—	223,173
Stock compensation vesting (Note 14)	—	—	—	—	50,152	—	—	50,152
Dividends	—	—	—	—	—	(89,464)	—	(89,464)
Conversion of Class B to Class A shares	3,650,053	4	(3,650,053)	(4)	—	—	—	—
Shares issued to non-employee directors (Note 14)	8,751	—	—	—	333	—	—	333
Other shares repurchased/forfeited	(1,591,995)	(2)	(355,619)	—	(120,034)	—	—	(120,036)
Net income	—	—	—	—	—	312,771	—	312,771
Change in unrealized translation	—	—	—	—	—	—	22,932	22,932
Total comprehensive income	—	—	—	—	—	312,771	22,932	335,703
Balances – March 31, 2021	51,245,442	$51	16,951,696	$17	$803,573	$600,096	$(20,176)	$1,383,561

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(In thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$312,771	$183,793	$159,106
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax benefit	(21,237)	(9,654)	(10,687)
Provision for bad debts, net	7,290	4,873	1,707
Unrealized gains on investment securities	(99)	(75)	(430)
Non-cash lease expense	22,756	24,654	—
Depreciation and amortization	15,228	17,291	14,475
Contingent consideration valuation	478	(1,220)	(708)
Compensation expense — equity and liability classified share awards (Note 14)	62,421	64,345	56,561
Changes in operating assets and liabilities:
Accounts receivable	(32,965)	(13,387)	21,611
Unbilled work in progress	(78,526)	32,423	(26,029)
Other assets	(11,579)	(4,515)	(12,706)
Accrued salaries and bonuses	228,546	11,351	18,868
Accounts payable and accrued expenses and other	535	(8,709)	11,542
Deferred income	991	(1,058)	(6,661)
Income taxes payable/(receivable)	73,227	(12,443)	(2,375)
Net cash provided by operating activities	579,837	287,669	224,274

Cash flows from investing activities:
Purchases of investment securities	(391,555)	(350,679)	(146,969)
Sales or maturities of investment securities	318,425	340,624	231,460
Acquisition of business, net of cash acquired	(12,470)	(2,197)	(71,407)
Receivables from affiliates	—	(170)	101
Purchase of property and equipment, net	(14,148)	(20,722)	(6,726)
Net cash provided by/(used in) investing activities	(99,748)	(33,144)	6,459

Cash flows from financing activities:
Dividends paid	(92,006)	(80,655)	(66,928)
Settlement of forward purchase contract	—	—	(93,500)
Share repurchases	(102,224)	(29,641)	(69,563)
Payments to settle employee tax obligations on share-based awards	(17,810)	(31,477)	(1,947)
Proceeds from issuance of Class A shares	189,060	—	—
Earnouts paid	—	—	(1,923)
Loans payable to former shareholders redeemed	(575)	(654)	(989)
Repayments of loans to non-affiliates	(3,601)	(10,081)	(1,475)
Other financing activities	333	369	187
Net cash (used in) financing activities	(26,823)	(152,139)	(236,138)
Effects of exchange rate changes on cash and cash equivalents	13,212	(7,755)	(8,703)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	466,478	94,631	(14,108)
Cash, cash equivalents and restricted cash – beginning of period	380,746	286,115	300,223
Cash, cash equivalents and restricted cash – end of period	$847,224	$380,746	$286,115

Supplemental disclosures of non-cash activities:
Shares issued via vesting of liability classified awards	$7,511	$6,555	$5,005
Shares issued as consideration for acquisitions	1,050	—	1,744
Cash acquired through acquisitions	$88	$15,755	$16,141
Cash paid during the year:
Interest	$989	$1,049	$977
Taxes, net of refunds	44,202	73,881	80,841

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

On August 18, 2015, the Company successfully completed an initial public offering ("IPO") of its Class A common stock. Expenses related to the IPO recorded in the consolidated statements of comprehensive income include the following:
•$0, $14,289 and $14,045 of compensation expenses associated with the amortization of restricted stock granted in connection with the IPO for the years ended March 31, 2021, 2020, and 2019, respectively; amortization expense of restricted stock granted in connection with the IPO is being recognized over a four and one-half year vesting period; and

•$0, $10,035 and $10,273 of compensation expenses associated with the accrual of certain deferred cash payments granted in connection with the IPO for the years ended March 31, 2021, 2020, and 2019, respectively; accrual expense of deferred cash payments granted in connection with the IPO is being recognized over a four and one-half year vesting period.

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries where it has a controlling financial interest. All intercompany balances and transactions have been eliminated.

The Company carries its investments in unconsolidated entities over which it has significant influence, but does not control, using the equity method, and includes its ownership share of the income and losses in Other (income)/expense, net in the Consolidated Statements of Comprehensive Income.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
The Company’s equity method investments include variable interest entities (VIEs), which are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest, and/or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary, and is generally the entity with (i) the power to direct the activities that most significantly impact the VIE’s economic performance, and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE.

Our involvement with VIEs arises from our variable interest related to a recently sponsored special purpose acquisition company. The Company's exposure to loss from such VIEs is not material to our operating results and financial position.

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Revenues from FR engagements primarily consist of fees generated in connection with advisory services to debtors, creditors and other parties-in-interest involving recapitalization or deleveraging transactions implemented both through bankruptcy proceedings and through out-of-court exchanges, consent solicitations or other mechanisms, as well as in distressed mergers and acquisitions and capital markets activities. Retainer Fees and Progress Fees from restructuring engagements are recognized over time using a time elapsed measure of progress as our clients simultaneously receive and consume the benefits of those services as they are provided. Completion Fees from these engagements are considered variable and constrained until the related transaction has been effectively closed as they are contingent upon a future event, which includes factors outside of our control (e.g., completion of a transaction or third party emergence from bankruptcy or approval by the court).

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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of March 31, 2021, we had two foreign currency forward contracts between the euro and pound sterling with an aggregate notional value of $7.1 million. The fair value of these foreign currency forward contracts represented a (loss) included in Other operating expenses of $38 during the year ended March 31, 2021. As of March 31, 2020, we had no foreign currency forward contracts.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
For Level 3 investments in which pricing inputs are unobservable and limited market activity exists, management's determination of fair value is based upon the best information available, and may incorporate management's own assumptions or involve a significant degree of judgment.
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

The carrying value of Cash and cash equivalents, Restricted cash, Accounts receivable, Unbilled work in progress, Accounts payable and accrued expenses, and Deferred income approximates fair value due to the short maturity of these instruments.

The carrying value of the loans to employees included in Other assets, Loans payable to former shareholders and an unsecured loan which is included in Loan payable to non-affiliate, approximates fair value due to the variable interest rate borne by those instruments.

Cash and Cash Equivalents, and Restricted Cash

Cash and cash equivalents include cash held at banks and highly liquid investments with original maturities of three months or less. As of March 31, 2021 and 2020, the Company had cash balances with banks in excess of insured limits. The Company believes it is not exposed to any significant credit risk with respect to Cash and cash equivalents.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
The following table provides a reconciliation of Cash and cash equivalents, and Restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	March 31, 2021	March 31, 2020
Cash and cash equivalents	$846,851	$380,373
Restricted cash (1)	373	373
Total cash, cash equivalents, and restricted cash	$847,224	$380,746
(1)Restricted cash as of March 31, 2021 and March 31, 2020 consisted of a cash secured letter of credit issued for our Frankfurt office.

Investment Securities

Investment securities consist primarily of corporate debt and U.S. treasury securities with original maturities over 90 days. The Company classifies its corporate debt and U.S. treasury securities as trading and measures them at fair value in the Consolidated Balance Sheets. Unrealized holding gains and losses for trading securities are included in Other operating expenses in the accompanying Consolidated Statements of Comprehensive Income.

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842). We adopted the standard effective April 1, 2019, using the modified retrospective approach applied as of the beginning of the period of adoption. The Company elected to utilize transition guidance within the new standard that permits us to (i) continue to report under ASC 840 guidance for comparative periods consistent with previously issued financial statements; and (ii) carryforward our prior conclusions about lease identification, classification, and initial direct costs. The most significant impact of this adoption relates to the recognition of right-of-use ("ROU") assets and liabilities for all leases classified operating leases when the Company is the lessee in the arrangement. Currently, the Company does not have any lessor arrangements; therefore, adoption of the standard did not impact our accounting.

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. Goodwill is reviewed for impairment in accordance with Accounting Standards Update ("ASU") No. 2011-08, Testing Goodwill for Impairment, which permits management to make a qualitative assessment of whether it is more likely than not that one of its reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If management concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then management would not be required to perform the two-step impairment test for that reporting unit. If the assessment indicates that it is more likely than not that the reporting unit’s fair value is less than its carrying value, management must test further for impairment utilizing a two-step process. Step 1 compares the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds the estimated fair value, an impairment exists and is measured in Step 2 as the excess of the recorded amount of goodwill over the implied fair value of goodwill resulting from the valuation of the reporting unit. Impairment testing of goodwill requires a significant amount of judgment in assessing qualitative factors and estimating the fair value of the reporting unit, if necessary. The fair value is determined using an estimated market value approach, which considers estimates of future after tax cash flows, including a terminal value based on market earnings multiples, discounted at an appropriate market rate. As of March 31, 2021, management concluded that it was not more likely than not that the Company’s reporting units’ fair value was less than their carrying amount and no further impairment testing had been considered necessary.
Indefinite-lived intangible assets are reviewed annually for impairment in accordance with ASU 2012-02, Testing Indefinite-lived Intangible Assets for Impairment, which provides management the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. As of March 31, 2021, management concluded that it was not more likely than not that the fair values were less than the carrying values.
Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group (inclusive of other long-lived assets) be tested for possible impairment, management first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of March 31, 2021, no events or changes in circumstances were identified that indicated that the carrying amount of the finite-lived intangible assets were not recoverable.

Recent Accounting Pronouncements

Effective April 1, 2020, we adopted ASU 2016-13 Financial Instruments — Credit Losses — Measurement of Credit Losses on Financial Instruments, and all related amendments, under a modified retrospective approach. Upon adoption, a cumulative transition adjustment was recorded, which reduced retained earnings by $(924). The tax impact of this adjustment increased retained earnings by $242, resulting in a net decrease to retained earnings of $(682) as of April 1, 2020. The impact of this pronouncement had an immaterial impact on our Net income for the year ended March 31, 2021.

The following table provides a reconciliation of the cumulative transition adjustment pertaining to the adoption of the credit loss guidance reported within the Consolidated Balance Sheets.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)

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

The change in the Company’s contract assets and liabilities during the period primarily reflects the timing difference between the Company’s performance and the customer’s payment. The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	April 1, 2020	Increase/(decrease)	March 31, 2021
Receivables, net (1)	$73,720	$30,267	$103,987
Unbilled work in progress, net of allowance for credit losses	39,821	78,294	118,115
Contract Assets (1)	7,192	(2,770)	4,422
Contract Liabilities (2)	26,780	1,088	27,868
(1)Included within Accounts receivable, net of allowance for credit losses in the Consolidated Balance Sheets.
(2)Included within Deferred income in the Consolidated Balance Sheets.

During the years ended March 31, 2021 and 2020, $17.5 million and $19.9 million of revenues, respectively, were recognized that were included in the Deferred income balance at the beginning of the period.

As a practical expedient, the Company does not disclose information about remaining performance obligations pertaining to (i) contracts that have an original expected duration of one year or less and/or (ii) contracts where the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that is or forms part of a single performance obligation. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at March 31, 2021.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Note 4 — Related Party Transactions
The Company provides financial advisory services to its affiliates and certain other related parties, and received fees for these services totaling approximately $2,875, $828, and $8,819 during the years ended March 31, 2021, 2020, and 2019, respectively.

The Company provided certain management and administrative services for the Company's unconsolidated entities and received fees for these services. The Company received no such fees during the year ended March 31, 2021 and fees of $126 and $482 during the years ended March 31, 2020 and 2019, respectively.
Other assets in the accompanying Consolidated Balance Sheets includes loans receivable from certain employees of $16,657 and $17,857 as of March 31, 2021 and 2020, respectively.
Note 5 — Fair Value Measurements
The following table presents information about the Company's financial assets, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	March 31, 2021
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$178,659	$—	$178,659
U.S. treasury securities	—	24,083	—	24,083
Total asset measured at fair value	$—	$202,742	$—	$202,742

	March 31, 2020
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$43,027	$—	$43,027
U.S. treasury securities	—	92,362	—	92,362
Total asset measured at fair value	$—	$135,389	$—	$135,389

The Company had no transfers between fair value levels during the years ended March 31, 2021 and March 31, 2020.

Note 6 — Investment Securities
The amortized cost, gross unrealized gains (losses), and fair value of investment securities were as follows:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value (1)
Corporate debt securities	$178,384	$389	$(114)	$178,659
U.S. Treasury Securities	23,761	322	—	24,083
Total securities with unrealized gains/(losses)	$202,145	$711	$(114)	$202,742
(1)Included within Investment Securities in the Consolidated Balance Sheets.

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$43,166	$210	$(349)	$43,027
U.S. Treasury Securities	91,722	691	(51)	92,362
Total securities with unrealized gains/(losses)	$134,888	$901	$(400)	$135,389

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Scheduled maturities of the debt securities held by the Company included within the investment securities portfolio were as follows:

	March 31, 2021		March 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$172,747	$172,798	$105,349	$105,302
Due within years two through five	29,398	29,944	29,539	30,087
Total debt within the investment securities portfolio	$202,145	$202,742	$134,888	$135,389
Note 7 — Allowance for Credit Losses
The following table presents information about the Company's allowance for credit losses:

	March 31, 2021	March 31, 2020
Beginning balance	$6,889	$5,596
Transition adjustment as of April 1, 2020	831	—
Provision for bad debt, net	7,290	4,873
Recovery/(write-off) of uncollectible accounts, net	(3,228)	(3,580)
Ending balance	$11,782	$6,889
Note 8 — Property and Equipment
Property and equipment, net of accumulated depreciation consists of the following:

	Useful Lives	March 31, 2021	March 31, 2020
Equipment	5 years	$8,795	$8,788
Furniture and fixtures	5 years	21,493	20,942
Leasehold improvements	10 years	52,561	41,643
Computers and software	3 years	10,772	17,941
Other	Various	7,056	1,113
Total cost		100,677	90,427
Less: accumulated depreciation		(54,307)	(48,055)
Total net book value		$46,370	$42,372
Additions to property and equipment during the years ended March 31, 2021 and March 31, 2020 were primarily related to leasehold improvement costs incurred.
Depreciation expense of $11,068, $9,842, and $8,434 was recognized during the years ended March 31, 2021, 2020, and 2019, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Note 9 — Goodwill and Other Intangible Assets
The following table provides a reconciliation of Goodwill and other intangibles, net reported on the Consolidated Balance Sheets.

	Useful Lives	March 31, 2021	March 31, 2020
Goodwill	Indefinite	$671,065	$618,455
Tradename-Houlihan Lokey	Indefinite	192,210	192,210
Other intangible assets	Varies	6,809	10,732
Total cost		870,084	821,397
Less: accumulated amortization		(3,863)	(8,553)
Goodwill and other intangibles, net		$866,221	$812,844

Goodwill attributable to the Company’s business segments is as follows:

	April 1, 2020	Change (1)	March 31, 2021
Corporate Finance	$363,925	$52,610	$416,535
Financial Restructuring	162,815	—	162,815
Financial and Valuation Advisory	91,715	—	91,715
Goodwill	$618,455	$52,610	$671,065
(1)Changes pertain to the acquisitions discussed in Note 1 and foreign currency translation adjustments.

Amortization expense of approximately $4,161, $7,449, and $6,041 was recognized for the years ended March 31, 2021, 2020, and 2019, respectively.

The estimated future amortization for finite-lived intangible assets for each of the next five years are as follows:

Year Ended March 31,
2022	$2,207
2023	325
2024	7
2025	7
2026	7

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Note 10 — Loans Payable
In August 2015, the Company entered into a revolving line of credit with Bank of America, N.A. (the "2015 Line of Credit"), which allowed for borrowings of up to $75.0 million and originally matured in August 2017. On July 28, 2017, the Company extended the maturity date of the 2015 Line of Credit to August 18, 2019, and, on August 15, 2019, the parties further extended the maturity date of the 2015 Line of Credit to September 18, 2019. On August 23, 2019, the Company refinanced the 2015 Line of Credit by entering into a new syndicated revolving line of credit with Bank of America, N.A. and certain other financial institutions party thereto (the "2019 Line of Credit"), which allows for borrowings of up to $100.0 million (and, subject to certain conditions, provides the Company with an expansion option, which, if exercised in full, would provide for a total credit facility of $200.0 million) and matures on August 23, 2022 (or if such date is not a business day, the immediately preceding business day). The agreement governing the 2019 Line of Credit provides that borrowings bear interest at an annual rate of LIBOR plus 1.00%, commitment fees apply to unused amounts, and contains debt covenants which require that the Company maintain certain financial ratios. As of March 31, 2021 and 2020, no principal was outstanding under the 2019 Line of Credit.

Prior to the IPO, Fram Holdings, Inc., a Delaware corporation and, prior to our IPO, our indirect parent company, maintained certain loans payable to former shareholders consisting of unsecured notes payable, which were transferred to the Company in conjunction with the IPO. The average interest rate on the individual notes was 1.49%, 2.94%, and 3.92% for the years ended March 31, 2021, 2020, and 2019, respectively, and the maturity dates range from 2020 to 2027. The Company incurred interest expense on these notes of $21, $63 and $96 for the years ended March 31, 2021, 2020, and 2019, respectively.

In November 2015, the Company acquired the investment banking operations of Leonardo & Co. NV ("Leonardo") in Germany, the Netherlands, and Spain, and made a 49% investment in Leonardo's operations in Italy. Total consideration included an unsecured loan of EUR 14 million payable on November 16, 2040. The loan had an annual interest rate of 1.50%. In each of January 2017, December 2017, December 2018, and December 2019, we paid a portion of this loan in the amount of EUR 2.9 million. During the three months ended December 31, 2020, the Company completed its final scheduled principal payment, extinguishing the liability. The Company incurred interest expense on this loan of $30, $76, and $131, during the years ended March 31, 2021, 2020, and 2019, respectively.
As described in Note 1, in June 2019, the Company acquired the remaining 51% of Lara, which is the holding company for Leonardo's investment banking operations in Italy. During the quarter ended September 30, 2019, the Company completed the redemption of the loans that were assumed upon the acquisition of the remaining 51% of Lara and that had been included in the Loan payable to non-affiliates on our Consolidated Balance Sheets.
An acquisition made in January 2017 included non-contingent consideration with a carrying value of $0 and $999 as of March 31, 2021 and March 31, 2020, respectively, which is included in Other liabilities in the accompanying Consolidated Balance Sheets.
In April 2018, the Company acquired Quayle Munro Limited. Total consideration included non-interest bearing unsecured convertible loans totaling GBP 10.5 million payable on May 31, 2022, which is included in Other liabilities in the accompanying Consolidated Balance Sheets. Under certain circumstances, the notes may be exchanged for Company Class B common stock over a three-year period in equal annual installments starting on May 31, 2020. The Company incurred imputed interest expense on these notes of $288, $327, and $325 for the years ended March 31, 2021, 2020, and 2019, respectively.
In May 2018, the Company acquired BearTooth Advisors. Total consideration included an unsecured note of $2.8 million bearing interest at an annual rate of 2.88% and payable on May 21, 2048. This note was subsequently assigned by the seller to the former BearTooth principals (who became employees of the Company), and, under certain circumstances, is convertible into Company Class B common stock after the fifth anniversary of the closing of the transaction. The Company incurred interest expense on this note of $105, $105, and $88 for the years ended March 31, 2021, 2020, and 2019, respectively.
In December 2019, the Company acquired Freeman & Co. Total consideration included an unsecured note of $4.0 million bearing interest at an annual rate of 2.75% and payable on December 16, 2049. The note issued by the Company to the seller was distributed to the former principals of Freeman & Co. (who became employees of the Company). Under certain circumstances, the note may be exchanged by each principal for Company stock over a four-year period in equal annual installments starting in December, 2020. The Company incurred interest expense on this note of $103 and $32 for the years ended March 31, 2021 and 2020, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
In August 2020, the Company acquired MVP. Total consideration included an unsecured non-interest bearing note of $4.5 million payable August 14, 2050. The note was issued by the Company to the former principals and sellers of MVP (who became employees of the Company). Under certain circumstances, the note may be exchanged by each seller for a combination of cash and Company stock over a three-year period in equal annual installments starting in August 2021. Contingent consideration was also issued in connection with the acquisition of MVP, with a carrying value of $16.9 million as of March 31, 2021, which is included in Other liabilities in our Consolidated Balance Sheets.
See Note 17 for our aggregated 5-year maturity table on loans payable.
Note 11 — Accumulated Other Comprehensive (Loss)
Accumulated other comprehensive (loss) is comprised of Foreign currency translation adjustments of $22,932, $(12,814), and $(16,338) for the years ended March 31, 2021, 2020, and 2019, respectively. We do not expect the change in foreign currency translation to have a material impact on our operating results and financial position.
Accumulated other comprehensive (loss) as of March 31, 2021, 2020, and 2019, was comprised of the following:

Total
Balance, April 1, 2018	$(13,956)
Foreign currency translation adjustments	(16,338)
Balance, March 31, 2019	(30,294)
Foreign currency translation adjustments	(12,814)
Balance, March 31, 2020	(43,108)
Foreign currency translation adjustments	22,932
Balance, March 31, 2021	$(20,176)
Note 12 — Income Taxes
The Company’s provision for income taxes was $96,457, $51,854, and $65,214, for the years ended March 31, 2021, 2020, and 2019, respectively. This represents effective tax rates of 23.6%, 22.0%, and 29.1% for the years ended March 31, 2021, 2020, and 2019, respectively.

The provision (benefit) for income taxes on operations for the years ended March 31, 2021, 2020, and 2019 is comprised of the following approximate values:

	Year Ended March 31,
	2021	2020	2019
Current:
Federal	$71,832	$39,796	$47,101
State and local	27,230	10,217	22,094
Foreign	18,632	11,495	6,706
Subtotal	117,694	61,508	75,901
Deferred:
Federal	(16,244)	(6,317)	(10,665)
State and local	(4,543)	(2,104)	(1,997)
Foreign	(450)	(1,233)	1,975
Subtotal	(21,237)	(9,654)	(10,687)
Total	$96,457	$51,854	$65,214

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
The provision for income taxes on operations for the years ended March 31, 2021, 2020, and 2019 is reconciled to the income taxes computed at the statutory federal income tax rate (computed by applying the federal corporate rate of 21% to consolidated operating income before provision for income taxes) as follows:

	Year Ended March 31,
	2021		2020		2019
Federal income tax provision computed at statutory rate	$85,937	21.0%	$49,486	21.0%	$47,107	21.0%
State and local taxes, net of federal tax effect	18,877	4.6%	10,819	4.6%	12,944	5.8%
Tax impact from foreign operations	(1,036)	(0.2)%	(1,083)	(0.5)%	(2,098)	(0.9)%
Nondeductible expenses	6,004	1.5%	4,721	2.0%	3,797	1.7%
Stock compensation	(13,349)	(3.3)%	(7,269)	(3.1)%	(8)	—%
Uncertain tax positions, true-up items, and other	24	—%	(4,820)	(2.0)%	2,159	0.9%
Enactment of the Tax Act	—	—%	—	—%	1,313	0.6%
Total	$96,457	23.6%	$51,854	22.0%	$65,214	29.1%

Deferred income taxes arise principally from temporary differences between book and tax recognition of income, expenses, and losses relating to financing and other transactions. The deferred income taxes on the accompanying consolidated balance sheets as of March 31, 2021 and March 31, 2020, comprise the following:

	March 31, 2021	March 31, 2020
Deferred tax assets:
Deferred compensation expense/accrued bonus	$75,140	$53,397
Allowance for credit losses	1,305	1,078
Accounts receivable and work in progress	2,084	—
US foreign tax credits	2,475	2,478
Operating lease liabilities	31,499	27,977
Other, net	15,686	15,497
Total deferred tax assets	128,189	100,427
Deferred tax asset valuation allowance	(9,783)	(11,097)
Total deferred tax assets	118,406	89,330
Deferred tax liabilities:
Intangibles	(49,913)	(49,166)
Accounts receivable and work in progress	—	(561)
Operating lease right-of-use assets	(27,856)	(25,131)
Other, net	(12,358)	(8,629)
Total deferred tax liabilities	(90,127)	(83,487)
Net deferred tax assets/(liabilities)	$28,279	$5,843

The Company has various foreign net operating losses totaling $5,616 that do not expire. A valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company has determined that deferred tax assets related to US foreign tax credits and certain foreign deferred tax assets are not likely to be realized. The Company’s credit carryforwards as of March 31, 2021 were primarily driven as a result of U.S. Tax Reform. The Company assessed the realizability of these foreign tax credits based on currently enacted and proposed legislation issued by the U.S. Department of Treasury and the Internal Revenue Service, and recorded a full valuation allowance of $2,475 and $2,478 against these assets for March 31, 2021 and March 31, 2020, respectively. The Company does not expect to utilize these foreign tax credits in the future as the Company does not currently project future foreign source income. These foreign tax credits will expire in various years through 2030. In addition, certain deferred tax assets related to tax deductible goodwill from previous acquisitions and net operating losses generated from these deductions were not more likely than not realizable; therefore, the Company maintained valuation allowances for March 31, 2021 and March 31, 2020 of $7,308 and $8,619, respectively. The

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
change in the total valuation allowance was a decrease of $1,314 and a decrease of $272 during the years ended March 31, 2021 and March 31, 2020, respectively.

The Company has historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested, and, accordingly, no taxes were provided on such earnings prior to the fourth quarter of fiscal 2021. In the fourth quarter of fiscal 2021, we identified $39,000 of cash in certain foreign jurisdictions in excess of near-term working capital needs. This amount may be repatriated in a future period, and therefore, could no longer be considered indefinitely reinvested. With the exception of this potential distribution of historic earnings, the assertion that all undistributed earnings of foreign subsidiaries should be considered indefinitely reinvested remains. Deferred taxes recorded in the fourth quarter of 2021 for the potential distribution were not significant.

We continue to expect that the remaining balance of our undistributed foreign earnings will be indefinitely reinvested. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes. Determination of the amount of unrecognized deferred tax liability on these unremitted earning is not practicable.

As of March 31, 2021 and March 31, 2020 the Company had recorded liabilities for interest and penalties related to uncertain tax positions in the amounts of $1,984 and $1,845, net of any future tax benefit of such interest, respectively. Unrecognized tax positions totaled $14,666 and $9,947 as of March 31, 2021 and March 31, 2020, respectively. If the income tax impacts from these tax positions are ultimately realized, such realization would affect the income tax provision and effective tax rate.

A reconciliation of the unrecognized tax position as of March 31, 2021 and March 31, 2020 is as follows:

	March 31, 2021	March 31, 2020
Unrecognized tax position at the beginning of the year	$9,947	$4,960
Increase/(decrease) related to prior year tax positions	2,979	(230)
Increases related to tax positions taken in the current year	1,740	5,217
Unrecognized tax position at the end of the year	$14,666	$9,947

The Company believes that it is reasonably possible that a decrease of up to $1.3 million in gross unrecognized income tax benefits for federal and state items may be necessary within the next 12 months. For the remaining uncertain income tax positions, it is difficult at this time to estimate the timing of the resolution. In the fourth quarter of fiscal 2021, the statute of limitations on one of our filing state’s income tax audit years March 31, 2016 and March 31, 2017 lapsed, resulting in the release of certain reserves totaling $1.8 million during fiscal 2021.

Prior to the IPO, the Company filed as a member of the ORIX USA consolidated federal income tax group and did so through the date of the IPO for fiscal 2016. Following the IPO, the Company files a consolidated federal income tax return separate from ORIX USA, as well as consolidated and separate returns in state and local jurisdictions. As of March 31, 2020, all of the federal income tax returns filed since 2018 by the Company are still subject to adjustment upon audit. The Company also files combined and separate income tax returns in many states, which are also open to adjustment. The Company is currently under New York City audit for the years ended March 31, 2016, March 31, 2017, and March 31, 2018. Additionally, ORIX USA, is under both New York State and New York City audit for the year ended March 31, 2016.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Note 13 — Earnings Per Share
The calculations of basic and diluted earnings per share attributable to holders of shares of common stock are presented below.

	Year Ended March 31,
	2021	2020	2019
Numerator:
Net income attributable to holders of shares of common stock—basic	$312,771	$183,793	$159,106
Net income attributable to holders of shares of common stock—diluted	$312,771	$183,793	$159,106
Denominator:
Weighted average shares of common stock outstanding—basic	65,785,042	62,152,870	62,213,414
Weighted average number of incremental shares issuable from unvested restricted stock and restricted stock units, as calculated using the treasury stock method	2,886,206	3,572,646	3,632,718
Weighted average shares of common stock outstanding—diluted	68,671,248	65,725,516	65,846,132

Basic earnings per share	$4.75	$2.96	$2.56
Diluted earnings per share	$4.55	$2.80	$2.42
Note 14 — Employee Benefit Plans
Defined Contribution Plans

The Company sponsors a 401(k) defined contribution savings plan for its domestic employees and defined contribution retirement plans for its international employees. The Company contributed approximately $4,519, $3,751, and $2,765 to these plans during the years ended March 31, 2021, 2020, and 2019, respectively.
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
An excess tax benefit of $13,349 and $7,269 was recognized during the years ended March 31, 2021 and 2020, respectively, as a component of the provision for income taxes and an operating activity on the Consolidated Statements of Cash Flows. The Company recorded cash outflows of $(17,810), $(31,477), and $(1,947) related to the settlement of share-based awards in satisfaction of withholding tax requirements in financing activities on the Consolidated Statements of Cash Flows for the years ended March 31, 2021, 2020, and 2019, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
The share awards are classified as equity awards at the time of grant unless the number of shares granted is unknown. Awards that are settleable in shares based upon a future determinable stock price are classified as liabilities until the price is established and the resulting number of shares is known, at which time they are re-classified from liabilities to equity awards. Activity in equity classified share awards that relate to the Company's 2006 Incentive Award Plan (the "2006 Incentive Plan") and the 2016 Incentive Plan during the years ended March 31, 2021, 2020, and 2019, is as follows:

Unvested share awards	Shares	Weighted average grant date fair value
Balance, April 1, 2018	2,854,893	$26.39
Granted	1,069,436	49.32
Vested	(76,702)	48.78
Forfeited	(83,643)	33.91
Balance, March 31, 2019	3,763,984	32.29
Granted	1,368,079	47.04
Vested	(1,496,643)	29.30
Forfeited	(96,373)	38.63
Balance, March 31, 2020	3,539,047	39.13
Granted	1,044,741	60.60
Vested	(1,770,294)	32.36
Shares repurchased/forfeited	(68,889)	50.87
Balance, March 31, 2021	2,744,605	$51.37
Activity in liability classified share awards during the years ended March 31, 2021, 2020, and 2019 is as follows:

Awards settleable in shares	Fair value
Balance, April 1, 2018	$15,493
Offer to grant	12,432
Share price determined-converted to cash payments	(300)
Share price determined-transferred to equity grants (1)	(4,705)
Forfeited	(1,244)
Balance, March 31, 2019	21,676
Offer to grant	6,410
Share price determined-converted to cash payments	(100)
Share price determined-transferred to equity grants (1)	(6,457)
Forfeited	(540)
Balance, March 31, 2020	20,989
Offer to grant	5,189
Share price determined-converted to cash payments	(249)
Share price determined-transferred to equity grants (1)	(7,223)
Forfeited	(1,756)
Balance, March 31, 2021	$16,950
(1)121,075, 134,370, and 96,778 shares for the years ended March 31, 2021, 2020, and 2019, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Compensation expenses for the Company associated with both equity and liability classified awards totaled $62,421, $64,345, and $56,561, for the years ended March 31, 2021, 2020, and 2019, respectively. As of March 31, 2021 and March 31, 2020 there was $92,483 and $80,648, respectively, of total unrecognized compensation cost related to unvested share awards granted under both the 2006 Incentive Plan and 2016 Incentive Plan. These costs are recognized over a weighted average period of 2.0 years and 1.9 years, as of March 31, 2021 and March 31, 2020, respectively.
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
Class A common stock

During the year ended March 31, 2021, the Company issued 8,751 shares to non-employee directors, and 3,650,053 shares were converted from Class B to Class A. During the year ended March 31, 2020, the Company issued 9,145 shares to non-employee directors, and 8,639,873 shares were converted from Class B to Class A. As of March 31, 2021, there were 51,199,967 Class A shares held by the public and 45,475 Class A shares held by non-employee directors. As of March 31, 2020, there were 46,141,909 Class A shares held by the public, 36,724 Class A shares held by non-employee directors.

Class B common stock

As of March 31, 2021, there were 16,951,696 Class B shares held by the HL Voting Trust. As of March 31, 2020, there were 19,345,277 Class B shares held by the HL Voting Trust.

Dividends

Previously declared dividends related to unvested shares of $6,744 and $8,780 were unpaid as of March 31, 2021 and 2020, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Stock subscriptions receivable

Employees of the Company periodically issued notes receivable to the Company documenting loans made by the Company to such employees for the purchase of restricted shares of the Company.
Share repurchases

In July 2018, the board of directors authorized the repurchase of up to $100 million of the Company's common stock.
In July 2020, the board of directors authorized a new share repurchase program to replace the aforementioned July 2018, $100 million repurchase authority. Under the July 2020 share repurchase program, the Company was authorized to acquire an aggregate amount of up to $125 million of the Company's Class A common stock and Class B common stock. In January 2021, the board of directors authorized a replacement to the existing July 2020 share repurchase program to a new aggregate amount of up to $200 million of the Company's Class A common stock and Class B common stock.
During the years ended March 31, 2021, 2020, and 2019, the Company repurchased 286,730, 654,994, and 36,958 shares, respectively, of Class B common stock, to satisfy $17,810, $31,451, and $1,700 of required withholding taxes in connection with the vesting of restricted awards, respectively. During the years ended March 31, 2021, 2020, and 2019, the Company repurchased an additional 1,591,995, 671,187, and 1,481,114 shares of its outstanding common stock, respectively, at a weighted average price of $64.18, $44.13, and $46.71 per share, excluding commissions, for an aggregate purchase price of $102,173, $29,621 and $69,180, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Note 16 — Leases
Lessee Arrangements

Operating Leases

We lease real estate and equipment used in operations from third parties. As of March 31, 2021, the remaining term of our operating leases ranged from 1 to 16 years with various automatic extensions.
The following table outlines the maturity of our existing operating lease liabilities on a fiscal year-end basis as of March 31, 2021.

Maturity of Operating Leases

Operating Leases
2022	$29,118
2023	25,419
2024	20,089
2025	21,130
2026	19,964
Thereafter	87,597
Total	203,317
Less: present value discount	(28,801)
Operating lease liabilities	$174,516

Lease costs

	March 31, 2021	March 31, 2020
Operating lease expense	$28,924	$28,489
Variable lease expense (1)	10,311	16,027
Short-term lease expense	203	370
Less: Sublease income	(205)	(193)
Total lease costs	$39,233	$44,693
(1)Primarily consists of payments for property taxes, common area maintenance and usage based operating costs.

Weighted-average details

	March 31, 2021	March 31, 2020
Weighted-average remaining lease term (years)	9	9
Weighted-average discount rate	3.8%	4.0%

Supplemental cash flow information related to leases:

	March 31, 2021	March 31, 2020
Operating cash flows:
Cash paid for amounts included in the measurement of Operating lease liabilities	$32,152	$25,558

Non-cash activity:
Operating lease right-of-use assets obtained in exchange of operating lease liabilities	$41,089	$13,714
Change in Operating lease right-of-use assets due to remeasurement	(1,208)	5,883

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
Our obligation under the loan payable to affiliate is subordinated to our obligations under the 2019 Line of Credit. The scheduled aggregate repayments of our Loans payable to former shareholders, Other liabilities, and the Loan payable to non-affiliates in the accompanying Consolidated Balance Sheets on a fiscal year-end basis as of March 31, 2021 are as follows:

2022	$1,943
2023	17,663
2024	16,829
2025	6,532
2026	—
2027 and thereafter	12,897
Total	$55,864
The Company also provides routine indemnifications relating to certain real estate (office) lease agreements under which it may be required to indemnify property owners for claims and other liabilities arising from the Company’s use of the applicable premises. In addition, the Company guarantees the performance of its subsidiaries under certain office lease agreements. The terms of these obligations vary, and because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the maximum amount that it could be obligated to pay under such contracts. Based on historical experience and evaluation of specific indemnities, management believes that judgments, if any, against the Company related to such matters are not likely to have a material effect on the consolidated financial statements. Accordingly, the Company has not recorded any liability for these obligations as of March 31, 2021 or March 31, 2020.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Note 18 — Segment and Geographical Information
The Company’s reportable segments are described in Note 1 and each are individually managed and provide separate services that require specialized expertise for the provision of those services. Revenues by segment represent fees earned on the various services offered within each segment. Segment profit consists of segment revenues, less (1) direct expenses including compensation, travel, meals and entertainment, professional fees, and bad debt and (2) expenses allocated by headcount such as communications, rent, depreciation and amortization, and office expense. The corporate expense category includes costs not allocated to individual segments, including charges related to incentive compensation and share-based payments to corporate employees, as well as expenses of senior management and corporate departmental functions managed on a worldwide basis, including office of the executives, accounting, human capital, marketing, information technology, and compliance and legal. The following tables present information about revenues, profit and assets by segment and geography.

	Year Ended March 31,
	2021	2020	2019
Revenues by segment:
Corporate Finance	$802,853	$646,788	$607,333
Financial Restructuring	534,747	352,517	317,774
Financial and Valuation Advisory	187,852	160,063	159,278
Revenues	$1,525,452	$1,159,368	$1,084,385
Segment profit (1)
Corporate Finance	$250,513	$179,660	$193,603
Financial Restructuring	224,215	107,714	83,607
Financial and Valuation Advisory	46,642	35,172	28,776
Total segment profit	521,370	322,546	305,986
Corporate expenses (2)	113,213	92,945	86,889
Other (income)/expense, net	(1,071)	(6,046)	(5,223)
Income before provision for income taxes	$409,228	$235,647	$224,320
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

	March 31, 2021	March 31, 2020	March 31, 2019
Assets by segment
Corporate Finance	$575,241	$403,147	$403,928
Financial Restructuring	181,239	186,418	184,364
Financial and Valuation Advisory	136,761	127,440	127,744
Total segment assets	893,241	717,005	716,036
Corporate assets	1,532,826	959,998	709,876
Total assets	$2,426,067	$1,677,003	$1,425,912

	Year Ended March 31,
	2021	2020	2019
Income before provision for income taxes by geography
United States	$321,639	$184,883	$176,850
International	87,589	50,764	47,470
Income before provision for income taxes	$409,228	$235,647	$224,320

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)

	Year Ended March 31,
	2021	2020	2019
Revenues by geography:
United States	$1,192,720	$975,075	$878,840
International	332,732	184,293	205,545
Revenues	$1,525,452	$1,159,368	$1,084,385

	March 31, 2021	March 31, 2020	March 31, 2019
Assets by geography
United States	$1,837,332	$1,135,871	$1,021,975
International	588,735	541,132	403,937
Total assets	$2,426,067	$1,677,003	$1,425,912
Note 19 — Subsequent Events
Subsequent to the end of fiscal March 31, 2021, our Board of Directors declared a quarterly cash dividend of $0.43 per share of common stock, payable on June 15, 2021 to shareholders of record as of the close of business on June 2, 2021.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
The Company’s system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s financial statements for external reporting purposes in accordance with GAAP. The Company’s management, including the chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of March 31, 2021, the Company’s internal control over financial reporting was effective based on those criteria.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission's 2013 Internal Control - Integrated Framework. Based on its assessment, management believes that, as of March 31, 2021, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 41 of this report.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during the fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of the Company, dated August 18, 2015	8-K	333-205610	3.1	8/21/15
3.2	Amended and Restated Bylaws of the Company, dated August 18, 2015	8-K	333-205610	3.2	8/21/15
4.1	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37537	4.1	5/15/20
9.1	Voting Trust Agreement, dated as of August 18, 2015, by and among the Company, the holders of shares of Class B common stock party thereto, and each trustee named therein	8-K	333-205610	9.1	8/21/15
9.2	Amendment No. 1 to the Voting Trust Agreement, dated as of August 28, 2015, by and among the Company and the Trustees	8-K	333-205610	9.1	8/28/15
9.3	Amendment No. 2 to the Voting Trust Agreement, dated as of October 18, 2018, by and among the Company and the Trustees	8-K	001-37537	9.1	10/19/18
10.3	Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan	8-K	001-37537	10.1	9/25/17
10.4	Amendment to Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan	8-K	001-37537	10.1	10/20/17
10.5	Form of HL Lock- up Agreement	S-1	333-205610	10.2	7/10/15
10.6	Registration Rights Agreement, dated as of August 18, 2015, by and among the Company and the stockholders party thereto	8-K	333-205610	10.3	8/21/15
10.7	Credit Agreement, dated as of August 23, 2019, by and among Houlihan Lokey, Inc., certain domestic subsidiaries of the borrower party thereto as guarantors, Bank of America, N.A., as the administrative agent and the L/C issuer, the lenders party thereto.	8-K	001-37537	10.1	8/26/19

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
10.8	Amended and Restated Tax Sharing Agreement, dated as of August 18, 2015, by and among ORIX USA Corporation, HL Transitory Merger Company, Inc., the Company, and all corporations that are as of this date eligible to file a consolidated return as a member of the affiliated group of ORIX USA Corporation within the meaning of Section 1504(a) of the Internal Revenue Code of 1986, as amended, including ORIX Commercial Alliance Corporation, ORIX Real Estate Capital, Inc., and ORIX Capital Markets, LLC	8-K	333-205610	10.7	8/21/15
10.9	Form of Indemnification Agreement between Houlihan Lokey, Inc. and its directors and executive officers	S-1/A	333-205610	10.8	7/27/15
10.10†	Houlihan Lokey, Inc. Second Amended and Restated 2006 Incentive Compensation Plan	S-1/A	333-205610	10.9	8/3/15
10.11†	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Houlihan Lokey, Inc. Second Amended and Restated 2006 Incentive Compensation Plan	S-1/A	333-205610	10.10	8/3/15
10.12†	Form of Deferred Restricted Stock Award Grant Notice and Agreement under the Houlihan Lokey, Inc. Second Amended and Restated 2006 Incentive Compensation Plan	S-1/A	333-205610	10.11	8/3/15
10.13†	Form of Restricted Stock Award Agreement under the Houlihan Lokey, Inc. 2016 Incentive Award Plan	S-1/A	333-206337	10.13	8/3/15
10.14†	Form of Restricted Stock Unit Award Agreement under the Houlihan Lokey, Inc. 2016 Incentive Award Plan	S-1/A	333-206337	10.14	8/3/15
10.15†	Houlihan Lokey, Inc. Director Compensation Program					*
10.16†	Notice to Fram Holdings, Inc. Second Amended and Restated 2006 Incentive Compensation Plan Equity Award Holders	S-1/A	333-205610	10.19	8/3/15
21.1	Subsidiaries of Registrant					*
23.1	Consent of Independent Public Accountants					*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					**
101.SCH	XBRL Taxonomy Extension Schema Document					**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					**

*	Filed herewith.

**	Furnished herewith.

†	Indicates a management contract or compensation plan or arrangement.

Item 16. Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOULIHAN LOKEY, INC.

Date: May 21, 2021	By:	/s/ SCOTT L. BEISER
	Name:	Scott L. Beiser
	Title:	Chief Executive Officer

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

HOULIHAN LOKEY, INC.

Date: May 21, 2021	/s/ SCOTT L. BEISER
Scott L. Beiser
Chief Executive Officer
(Principal Executive Officer)

Date: May 21, 2021	/s/ J. LINDSEY ALLEY
J. Lindsey Alley
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 21, 2021	/s/ IRWIN N. GOLD
Irwin N. Gold
Executive Chairman and Director

Date: May 21, 2021	/s/ SCOTT J. ADELSON
Scott J. Adelson
Co-President and Director

Date: May 21, 2021	/s/ DAVID A. PREISER
David A. Preiser
Co-President and Director

Date: May 21, 2021	/s/ JACQUELINE B. KOSECOFF
Jacqueline B. Kosecoff
Director

Date: May 21, 2021	/s/ ROBERT A. SCHRIESHEIM
Robert A. Schriesheim
Director

Date: May 21, 2021	/s/ PAUL A. ZUBER
Paul A. Zuber
Director

Date: May 21, 2021	/s/ GILLIAN B. ZUCKER
Gillian B. Zucker
Director

Date: May 21, 2021	/s/ EKPEDEME M. BASSEY
Ekpedeme M. Bassey
Director

Date: May 21, 2021	/s/ CYRUS D. WALKER
Cyrus D. Walker
Director