Form 10-Q
period 2021-06-30
HOULIHAN LOKEY, INC.
filed 2021-08-05
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2021, the registrant had 50,667,885 shares of Class A common stock, $0.001 par value per share, and 17,654,036 shares of Class B common stock, $0.001 par value per share, outstanding.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share data and par value)	June 30, 2021	March 31, 2021
Assets
Cash and cash equivalents	$782,194	$846,851
Restricted cash	373	373
Investment securities	47,856	208,618
Accounts receivable, net of allowance for credit losses of $6,503 and $8,262, respectively	90,795	108,409
Unbilled work in progress, net of allowance for credit losses of $3,549 and $3,520, respectively	87,755	118,115
Deferred income taxes	33,327	28,332
Property and equipment, net	45,073	46,370
Operating lease right-of-use assets	146,734	152,031
Goodwill and other intangibles, net	866,043	866,221
Other assets	48,929	50,747
Total assets	$2,149,079	$2,426,067

Liabilities and Stockholders' Equity
Liabilities:
Accrued salaries and bonuses	$390,894	$648,399
Accounts payable and accrued expenses	70,259	67,468
Deferred income	29,845	27,868
Income taxes payable	58,783	68,339
Deferred income taxes	21	52
Loans payable to former shareholders	744	818
Operating lease liabilities	168,622	174,516
Other liabilities	45,313	55,046
Total liabilities	764,481	1,042,506

Commitments and contingencies (Note 17)

Stockholders' equity:
Class A common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 51,091,269 and 51,245,442 shares, respectively	51	51
Class B common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 17,745,973 and 16,951,696 shares, respectively	18	17
Additional paid-in capital	745,705	803,573
Retained earnings	657,375	600,096
Accumulated other comprehensive (loss)	(18,551)	(20,176)
Total stockholders' equity	1,384,598	1,383,561
Total liabilities and stockholders' equity	$2,149,079	$2,426,067
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,
(In thousands, except share and per share data)	2021	2020
Revenues	$372,722	$211,136
Operating expenses:
Employee compensation and benefits	232,304	137,121
Travel, meals, and entertainment	1,687	2,114
Rent	10,225	9,623
Depreciation and amortization	4,171	3,672
Information technology and communications	6,961	6,383
Professional fees	6,701	5,007
Other operating expenses	2,997	4,626
Total operating expenses	265,046	168,546
Operating income	107,676	42,590
Other income, net	(101)	(1,161)
Income before provision/(benefit) for income taxes	107,777	43,751
Provision/(benefit) for income taxes	21,817	(2,349)
Net income	$85,960	$46,100
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,625	2,927
Comprehensive income	$87,585	$49,027

Attributable to Houlihan Lokey, Inc. common stockholders:
Weighted average shares of common stock outstanding:
Basic	65,713,370	63,684,431
Fully diluted	68,718,629	66,798,560
Earnings per share (Note 13)
Basic	$1.31	$0.72
Fully diluted	$1.25	$0.69

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Class A common stock		Class B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2021	51,245,442	$51	16,951,696	$17	$803,573	$600,096	$(20,176)	$1,383,561
Shares issued	—	—	1,982,643	2	12,023	—	—	12,025
Stock compensation vesting (Note 14)	—	—	—	—	31,297	—	—	31,297
Dividends	—	—	—	—	—	(28,681)	—	(28,681)
Conversion of Class B to Class A shares	718,453	1	(718,453)	(1)	—	—	—	—
Shares issued to non-employee directors (Note 14)	6,512	—	—	—	—	—	—	—
Other shares repurchased/forfeited	(879,138)	(1)	(469,913)	—	(101,188)	—	—	(101,189)
Net income	—	—	—	—	—	85,960	—	85,960
Change in unrealized translation	—	—	—	—	—	—	1,625	1,625
Total comprehensive income	—	—	—	—	—	85,960	1,625	87,585
Balances – June 30, 2021	51,091,269	$51	17,745,973	$18	$745,705	$657,375	$(18,551)	$1,384,598

	Class A common stock		Class B common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders' equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2020	46,178,633	$46	19,345,277	$19	$649,954	$377,471	$(43,108)	$984,382
Cumulative effect of the change in accounting principle related to credit losses, net of tax	—	—	—	—	—	(682)	—	(682)
Shares issued	3,000,000	3	1,267,734	2	200,857	—	—	200,862
Stock compensation vesting (Note 14)	—	—	—	—	15,386	—	—	15,386
Dividends	—	—	—	—	—	(21,894)	—	(21,894)
Conversion of Class B to Class A shares	1,529,757	2	(1,529,757)	(2)	—	—	—	—
Shares issued to non-employee directors (Note 14)	5,577	—	—	—	333	—	—	333
Other shares repurchased/forfeited	—	—	(309,177)	—	(17,774)	—	—	(17,774)
Net income	—	—	—	—	—	46,100	—	46,100
Change in unrealized translation	—	—	—	—	—	—	2,927	2,927
Total comprehensive income	—	—	—	—	—	46,100	2,927	49,027
Balances – June 30, 2020	50,713,967	$51	18,774,077	$19	$848,756	$400,995	$(40,181)	$1,209,640
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended June 30,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$85,960	$46,100
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(5,022)	3,606
Provision for bad debts, net	370	1,943
Unrealized gains on investment securities	386	(822)
Non-cash lease expense	5,845	5,574
Depreciation and amortization	4,171	3,672
Compensation expense – equity and liability classified share awards (Note 14)	34,290	17,196
Changes in operating assets and liabilities:
Accounts receivable	17,244	26,806
Unbilled work in progress	30,360	3,211
Other assets	1,815	(1,077)
Accrued salaries and bonuses	(254,850)	(192,281)
Accounts payable and accrued expenses and other	(2,970)	(23,075)
Deferred income	1,977	1,790
Income taxes payable	(9,669)	(7,883)
Net cash used in operating activities	(90,093)	(115,240)
Cash flows from investing activities:
Purchases of investment securities	(19,596)	(99,277)
Sales or maturities of investment securities	179,971	112,000
Purchase of property and equipment, net	(1,403)	(3,494)
Net cash provided by investing activities	158,972	9,229
Cash flows from financing activities:
Dividends paid	(31,205)	(26,247)
Share repurchases	(67,493)	—
Payments to settle employee tax obligations on share-based awards	(33,700)	(17,774)
Proceeds from issuance of Class A shares	—	189,060
Earnouts paid	(1,723)	—
Loans payable to former shareholders redeemed	(74)	(90)
Other financing activities	477	333
Net cash provided by/(used in) financing activities	(133,718)	145,282
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	182	2,520
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(64,657)	41,791
Cash, cash equivalents, and restricted cash – beginning of period	847,224	380,746
Cash, cash equivalents, and restricted cash – end of period	$782,567	$422,537

Supplemental disclosures of non-cash activities:
Shares issued via vesting of liability classified awards	$4,270	$7,511
Cash paid during the period:
Interest	$243	$197
Taxes, net of refunds	36,407	1,977
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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
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
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP"), pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"), and include all information and footnotes required for consolidated financial statement presentation. The results of operations for the three months ended June 30, 2021 are not necessarily indicative of the results of operations to be expected for the fiscal year ending March 31, 2022. The unaudited interim consolidated financial statements and notes to consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (the "2021 Annual Report").
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
The Company carries its investments in unconsolidated entities over which it has significant influence but does not control using the equity method, and includes its ownership share of the income and losses in Other income, net in the Consolidated Statements of Comprehensive Income.
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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of June 30, 2021, we had one foreign currency forward contract outstanding between the pound sterling and the euro with a notional value of €9.0 million. The fair value of this contract represented a net gain included in Other operating expenses of $98 during the three months ended June 30, 2021. As of June 30, 2020, we had one foreign currency forward contract outstanding between the pound sterling and the euro with a notional value of €4.9 million. The fair value of this contract represented a net loss included in Other operating expenses of $(46) during the three months ended June 30, 2020.

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

Cash and Cash Equivalents, and Restricted Cash

Cash and cash equivalents include cash held at banks and highly liquid investments with original maturities of three months or less. As of June 30, 2021 and March 31, 2021, the Company had cash balances with banks in excess of insured limits. The Company believes it is not exposed to any significant credit risk with respect to Cash and cash equivalents.
The following table provides a reconciliation of Cash and cash equivalents, and Restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	June 30, 2021	March 31, 2021
Cash and cash equivalents	$782,194	$846,851
Restricted cash (1)	373	373
Total cash, cash equivalents, and restricted cash	$782,567	$847,224
(1)Restricted cash as of June 30, 2021 and March 31, 2021 consisted of a cash secured letter of credit issued for our Frankfurt office.

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. Goodwill is reviewed for impairment in accordance with Accounting Standards Update ("ASU") No. 2011-08, Testing Goodwill for Impairment, which permits management to make a qualitative assessment of whether it is more likely than not that one of its reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If management concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then management would not be required to perform the two-step impairment test for that reporting unit. If the assessment indicates that it is more likely than not that the reporting unit’s fair value is less than its carrying value, management must test further for impairment utilizing a two-step progress. Step 1 compares the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds the estimated fair value, an impairment exists and is measured in Step 2 as the excess of the recorded amount of goodwill over the implied fair value of goodwill resulting from the valuation of the reporting unit. Impairment testing of goodwill requires a significant amount of judgment in assessing qualitative factors and estimating the fair value of the reporting unit, if necessary. The fair value is determined using an estimated market value approach, which considers estimates of future after tax cash flows, including a terminal value based on market earnings multiples, discounted at an appropriate market rate. As of June 30, 2021, management concluded that it was not more likely than not that the Company’s reporting units’ fair value was less than their carrying amount and no further impairment testing had been considered necessary.
Indefinite-lived intangible assets are reviewed annually for impairment in accordance with ASU 2012-02, Testing Indefinite-lived Intangible Assets for Impairment, which provides management the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. As of June 30, 2021, management concluded that it was not more likely than not that the fair values were less than the carrying values.
Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group (inclusive of other long-lived assets) be tested for possible impairment, management first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of June 30, 2021, no events or changes in circumstances were identified that indicated that the carrying amount of the finite-lived intangible assets were not recoverable.
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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

The change in the Company’s contract assets and liabilities during the period primarily reflects the timing difference between the Company’s performance and the customer’s payment. The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	April 1, 2021	Increase/(Decrease)	June 30, 2021
Receivables (1)	$103,987	$(18,006)	$85,981
Unbilled work in progress, net of allowance for credit losses	118,115	(30,360)	87,755
Contract Assets (1)	4,422	392	4,814
Contract Liabilities (2)	27,868	1,977	29,845
(1)Included within Accounts receivable, net of allowance for credit losses in the June 30, 2021 Consolidated Balance Sheet.
(2)Included within Deferred income in the June 30, 2021 Consolidated Balance Sheet.

During the three months ended June 30, 2021, $9 million of Revenues were recognized that were included in the Deferred income balance at the beginning of the period.

As a practical expedient, the Company does not disclose information about remaining performance obligations pertaining to (i) contracts that have an original expected duration of one year or less, and/or (ii) contracts where the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that is or forms part of a single performance obligation. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at June 30, 2021.
Note 4 — Related Party Transactions
Other assets in the accompanying Consolidated Balance Sheets includes loans receivable from certain employees of $16,035 and $16,657 as of June 30, 2021 and March 31, 2021, respectively.
Note 5 — Fair Value Measurements
The following table presents information about the Company's financial assets, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	June 30, 2021
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$35,488	$—	$35,488
U.S. treasury securities	—	6,444	—	6,444
Total asset measured at fair value (1)	$—	$41,932	$—	$41,932
(1) Included within Investment Securities in the Consolidated Balance Sheets.

	March 31, 2021
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$178,659	$—	$178,659
U.S. treasury securities	—	24,083	—	24,083
Total asset measured at fair value (1)	$—	$202,742	$—	$202,742
(1) Included within Investment Securities in the Consolidated Balance Sheets.

The Company had no transfers between fair value levels during the three months ended June 30, 2021.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 6 — Investment Securities
The amortized cost and gross unrealized gains (losses) of marketable investment securities accounted under the fair value method were as follows:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value (1)
Corporate debt securities	$35,322	$223	$(57)	$35,488
U.S. treasury securities	6,383	68	(7)	6,444
Total securities with unrealized gains/(losses)	$41,705	$291	$(64)	$41,932
(1) Included within Investment Securities in the Consolidated Balance Sheets.

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value (1)
Corporate debt securities	$178,384	$389	$(114)	$178,659
U.S. treasury securities	23,761	322	—	24,083
Total securities with unrealized gains/(losses)	$202,145	$711	$(114)	$202,742
(1) Included within Investment Securities in the Consolidated Balance Sheets.
Scheduled maturities of the debt securities held by the Company included within the investment securities portfolio were as follows:

	June 30, 2021		March 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$11,463	$11,487	$172,747	$172,798
Due within years two through five	30,242	30,445	29,398	29,944
Total debt within the investment securities portfolio	$41,705	$41,932	$202,145	$202,742
Note 7 — Allowance for Credit Losses
The following table presents information about the Company's allowance for credit losses:

	June 30, 2021	March 31, 2021
Beginning balance	$11,782	$6,889
Transition adjustment as of April 1, 2020	—	831
Provision for bad debt, net	370	7,290
Recovery/(write-off) of uncollectible accounts, net	(2,100)	(3,228)
Ending balance	$10,052	$11,782

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 8 — Property and Equipment
Property and equipment, net of accumulated depreciation consists of the following:

	June 30, 2021	March 31, 2021
Equipment	$9,013	$8,795
Furniture and fixtures	21,256	21,493
Leasehold improvements	52,981	52,561
Computers and software	10,888	10,772
Other	7,338	7,056
Total cost	101,476	100,677
Less: accumulated depreciation	(56,403)	(54,307)
Total net book value	$45,073	$46,370
Additions to property and equipment during the three months ended June 30, 2021 were primarily related to leasehold improvement costs incurred.
Depreciation expense of $3,107 and $2,675 was recognized during the three months ended June 30, 2021 and 2020, respectively.
Note 9 — Goodwill and Other Intangible Assets
The following table provides a reconciliation of Goodwill and other intangibles, net reported on the Consolidated Balance Sheets.

	Useful Lives	June 30, 2021	March 31, 2021
Goodwill	Indefinite	$671,951	$671,065
Tradename-Houlihan Lokey	Indefinite	192,210	192,210
Other intangible assets	Varies	6,809	6,809
Total cost		870,970	870,084
Less: accumulated amortization		(4,927)	(3,863)
Goodwill and other intangibles, net		$866,043	$866,221

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Goodwill attributable to the Company’s business segments is as follows:

	April 1, 2021	Change (1)	June 30, 2021
Corporate Finance	$416,535	$886	$417,421
Financial Restructuring	162,815	—	162,815
Financial and Valuation Advisory	91,715	—	91,715
Goodwill	$671,065	$886	$671,951
(1)Changes pertain to foreign currency translation adjustments.

Amortization expense of approximately $1,064 and $997 was recognized for the three months ended June 30, 2021 and 2020, respectively.

The estimated future amortization for finite-lived intangible assets for each of the next five years are as follows:

Year Ended March 31,
Remainder of 2022	$1,143
2023	325
2024	7
2025	7
2026	7
Note 10 — Loans Payable
In August 2015, the Company entered into a revolving line of credit with Bank of America, N.A. (the "2015 Line of Credit"), which allowed for borrowings of up to $75.0 million and originally matured in August 2017. On July 28, 2017, the Company extended the maturity date of the 2015 Line of Credit to August 18, 2019, and, on August 15, 2019, the parties further extended the maturity date of the 2015 Line of Credit to September 18, 2019. On August 23, 2019, the Company refinanced the 2015 Line of Credit by entering into a new syndicated revolving line of credit with Bank of America, N.A. and certain other financial institutions party thereto (the "2019 Line of Credit"), which allows for borrowings of up to $100.0 million (and, subject to certain conditions, provides the Company with an expansion option, which, if exercised in full, would provide for a total credit facility of $200.0 million) and matures on August 23, 2022 (or if such date is not a business day, the immediately preceding business day). The agreement governing the 2019 Line of Credit provides that borrowings bear interest at an annual rate of LIBOR plus 1.00%, commitment fees apply to unused amounts, and contains debt covenants which require that the Company maintain certain financial ratios. As of June 30, 2021, no principal was outstanding under the 2019 Line of Credit.

Prior to our initial public offering in August 2015 of 12,075,000 shares of Houlihan Lokey, Inc. Class A common stock (the "IPO"), Fram Holdings, Inc., a Delaware corporation and, prior to our IPO, our indirect parent company, maintained certain loans payable to former shareholders consisting of unsecured notes payable which were transferred to the Company in conjunction with the IPO. The average interest rate on the individual notes was 1.41% and 2.15% as of June 30, 2021 and 2020, respectively, and the maturity dates range from 2020 to 2027. The Company incurred interest expense on these notes of $3 and $8 during the three months ended June 30, 2021 and 2020, respectively.

In April 2018, the Company acquired Quayle Munro Limited. Total consideration included non-interest bearing unsecured convertible loans totaling GBP 10.5 million payable on May 31, 2022, which is included in Other liabilities in the accompanying Consolidated Balance Sheets. Under certain circumstances, the notes may be exchanged for Company Class B common stock over a three-year period in equal annual installments starting on May 31, 2020. The Company incurred imputed interest expense on these notes of $59 and $84 for the three months ended June 30, 2021 and 2020.
In May 2018, the Company acquired BearTooth Advisors. Total consideration included an unsecured note of $2.8 million bearing interest at an annual rate of 2.88% and payable on May 21, 2048. This note was subsequently assigned by the seller to the former BearTooth principals (who became employees of the Company), and, under certain circumstances, is convertible into Company Class B common stock after the fifth anniversary of the closing of the transaction. The Company incurred interest expense on this note of $26 for each of the three months ended June 30, 2021 and 2020.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
In December 2019, the Company acquired Freeman & Co. Total consideration included an unsecured note of $4.0 million bearing interest at an annual rate of 2.75% and payable on December 16, 2049. The note issued by the Company to the seller was distributed to the former principals of Freeman & Co. (who became employees of the Company). Under certain circumstances, the note may be exchanged by each principal for Company stock over a four-year period in equal annual installments starting in December 2020. The Company incurred interest expense on this note of $19 and $27 for the three months ended June 30, 2021, and 2020, respectively.
In August 2020, the Company acquired MVP. Total consideration included an unsecured non-interest bearing note of $4.5 million payable August 14, 2050. The note was issued by the Company to the former principals and sellers of MVP (who became employees of the Company). Under certain circumstances, the note may be exchanged by each seller for a combination of cash and Company stock over a three-year period in equal annual installments starting in August 2021. Contingent consideration was also issued in connection with the acquisition of MVP, which had a carrying value of $16.9 million as of June 30, 2021 and March 31, 2021, which is included in Other liabilities in our Consolidated Balance Sheets.
The scheduled aggregate repayments of our Loans payable to former shareholders, Other liabilities, and the Loan payable to non-affiliates in the accompanying Consolidated Balance Sheets on a fiscal year-end basis as of June 30, 2021 are as follows:

Remaining 2022	$5,555
2023	21,983
2024	6,534
2025	—
2026	—
2027 and thereafter	11,985
Total	$46,057

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 11 — Accumulated Other Comprehensive (Loss)
Accumulated other comprehensive (loss) is comprised of Foreign currency translation adjustments of $1,625 and $2,927 for the three months ended June 30, 2021 and 2020, respectively. We do not expect the change in foreign currency translation to have a material impact on our operating results and financial position.

Accumulated other comprehensive (loss) as of June 30, 2021 was comprised of the following:

Balance, April 1, 2021	$(20,176)
Foreign currency translation adjustment	1,625
Balance, June 30, 2021	$(18,551)
Note 12 — Income Taxes
The Company’s provision for income taxes was $21,817 and $(2,349) for the three months ended June 30, 2021 and 2020, respectively. These represent effective tax rates of 20.2% and (5.4)% for the three months ended June 30, 2021 and 2020, respectively.
Note 13 — Earnings Per Share
The calculations of basic and diluted earnings per share attributable to holders of shares of common stock are presented below.

	Three Months Ended June 30,
	2021	2020
Numerator:
Net income attributable to holders of shares of common stock—basic	$85,960	$46,100
Net income attributable to holders of shares of common stock—diluted	$85,960	$46,100
Denominator:
Weighted average shares of common stock outstanding—basic	65,713,370	63,684,431
Weighted average number of incremental shares pertaining to unvested restricted stock and issuable in respect of unvested restricted stock units, as calculated using the treasury stock method	3,005,259	3,114,129
Weighted average shares of common stock outstanding—diluted	68,718,629	66,798,560

Basic earnings per share	$1.31	$0.72
Diluted earnings per share	$1.25	$0.69

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 14 — Employee Benefit Plans
Defined Contribution Plans

The Company sponsors a 401(k) defined contribution savings plan for its domestic employees and defined contribution retirement plans for its international employees. The Company contributed approximately $1,450 and $924 to these plans during the three months ended June 30, 2021 and 2020, respectively.
Share-Based Incentive Plans

Following the IPO, additional awards of restricted shares and restricted stock units have been and will be made under the Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan (the "2016 Incentive Plan"), which became effective in August 2015 and was amended in October 2017. Under the 2016 Incentive Plan, it is anticipated that the Company will continue to grant cash and equity-based incentive awards to eligible service providers in order to attract, motivate and retain the talent necessary to operate the Company's business. Equity-based incentive awards issued under the 2016 Incentive Plan generally vest over a four-year period. Restricted shares of Class A common stock were granted under the 2016 Incentive Plan to (i) four independent directors in the first quarter of fiscal 2020 at $47.22 per share, (ii) one independent director in the third quarter of fiscal 2020 at $47.21 per share, (iii) four independent directors in the first quarter of fiscal 2021 at $60.60 per share, and (iv) two independent directors in the third quarter of fiscal 2021 at $63.01 per share.
An excess tax benefit of $6,922 and $13,408 was recognized during the three months ended June 30, 2021 and 2020, respectively, as a component of the provision for income taxes and an operating activity on the Consolidated Statements of Cash Flows. The excess tax benefits recognized during the three months ended June 30, 2021 and 2020 were related to shares vested in May 2021 and April and May 2020, respectively.
The share awards are classified as equity awards at the time of grant unless the number of shares granted is unknown. Awards that are settleable in shares based upon a future determinable stock price are classified as liabilities until the price is established and the resulting number of shares is known, at which time they are re-classified from liabilities to equity awards. Activity in equity classified share awards which relate to the Company's 2016 Incentive Plan during the three months ended June 30, 2021 and 2020 is as follows:

Unvested Share Awards	Shares	Weighted Average Grant Date Fair Value
Balance, April 1, 2021	2,744,605	$51.37
Granted	1,638,748	73.19
Vested	(1,038,496)	47.80
Forfeited/Repurchased	(15,001)	54.08
Balance, June 30, 2021	3,329,856	$63.21

Balance, April 1, 2020	3,539,047	$39.13
Granted	1,044,494	60.60
Vested	(1,768,884)	32.38
Forfeited/Repurchased	(28,284)	47.08
Balance, June 30, 2020	2,786,373	$51.38

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Activity in liability classified share awards during the three months ended June 30, 2021 and 2020 is as follows:

Awards Settleable in Shares	Fair Value
Balance, April 1, 2021	$16,950
Offer to grant	2,354
Share price determined-converted to cash payments	(11,215)
Share price determined-transferred to equity grants	4,270
Forfeited	—
Balance, June 30, 2021	$12,359

Balance, April 1, 2020	$20,989
Offer to grant	4,583
Share price determined-converted to cash payments	(249)
Share price determined-transferred to equity grants	(7,262)
Forfeited	(1,344)
Balance, June 30, 2020	$16,717

Compensation expenses for the Company associated with both equity and liability classified awards totaled $34,290 and $17,196 for the three months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021 and 2020, there was $197,730 and $145,313, respectively, of total unrecognized compensation cost related to unvested share awards granted under the 2016 Incentive Plan. These costs are recognized over a weighted average period of 2.0 years and 1.9 years, as of June 30, 2021 and 2020, respectively.

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Class A Common Stock

During the three months ended June 30, 2021 and 2020, 6,512 and 5,577 shares were issued to non-employee directors, respectively, and 718,453 and 1,529,757 were converted from Class B to Class A, respectively. As of June 30, 2021, there were 51,037,243 Class A shares held by the public and 54,026 Class A shares held by non-employee directors. As of June 30, 2020, there were 50,668,425 Class A shares held by the public and 42,301 Class A shares held by non-employee directors.

Class B Common Stock

As of June 30, 2021 and 2020, there were 17,745,973 and 18,774,077, respectively, Class B shares held by the HL Voting Trust.

Dividends

Previously declared dividends related to unvested shares of $5,103 and $4,028 were unpaid as of June 30, 2021 and 2020, respectively.

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

During the three months ended June 30, 2021 and 2020, the Company repurchased 454,912 and 280,893 shares, respectively, of Class B common stock, to satisfy $33,700 and $17,092 of required withholding taxes in connection with the vesting of restricted awards, respectively. During the three months ended June 30, 2021 the Company repurchased an additional 879,138 shares of its outstanding common stock at a weighted average price of $76.74 per share, excluding commissions, for an aggregate purchase price of $67,467. During the three months ended June 30, 2020, the Company did not repurchase any additional shares of its outstanding common stock.
Note 16 — Leases
Lessee Arrangements

Operating Leases

We lease real estate and equipment used in operations from third parties. As of June 30, 2021, the remaining term of our operating leases ranged from 1 to 15 years with various automatic extensions.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
The following table outlines the maturity of our existing operating lease liabilities on a fiscal year-end basis as of June 30, 2021.

Maturity of Operating Leases

Operating Leases
Remaining 2022	$21,961
2023	25,373
2024	20,155
2025	21,249
2026	20,010
Thereafter	87,318
Total	196,066
Less: present value discount	(27,444)
Operating lease liabilities	$168,622

During the three months ended June 30, 2021, the Company did not entered into any additional office space operating lease agreements that have not yet commenced.
Lease costs

	Three Months Ended June 30,
	2021	2020
Operating lease expense	$7,215	$7,244
Variable lease expense (1)	2,980	2,327
Short-term lease expense	47	100
Less: Sublease income	(18)	(48)
Total lease costs	$10,224	$9,623
(1)Primarily consists of payments for property taxes, common area maintenance and usage based operating costs.
Weighted-average details

	June 30,
	2021	2020
Weighted-average remaining lease term (years)	9	10
Weighted-average discount rate	3.8%	3.8%

Supplemental cash flow information related to leases:

	Three Months Ended June 30,
	2021	2020
Operating cash flows:
Cash paid for amounts included in the measurement of Operating lease liabilities	$7,545	$7,458

Non-cash activity:
Operating lease right-of-use assets obtained in exchange of Operating lease liabilities	$173	$22,652
Change in Operating lease right-of-use assets due to remeasurement	(2,562)	—

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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
The Company also provides routine indemnifications relating to certain real estate (office) lease agreements under which it may be required to indemnify property owners for claims and other liabilities arising from the Company’s use of the applicable premises. In addition, the Company guarantees the performance of its subsidiaries under certain office lease agreements. The terms of these obligations vary, and because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the maximum amount that it could be obligated to pay under such contracts. Based on historical experience and evaluation of specific indemnities, management believes that judgments, if any, against the Company related to such matters are not likely to have a material effect on the consolidated financial statements. Accordingly, the Company has not recorded any liability for these obligations as of June 30, 2021 or March 31, 2021.
There have been no material changes outside of the ordinary course of business to our known contractual obligations, which are set forth in the table included in Item 7 in our 2021 Annual Report.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
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

	Three Months Ended June 30,
	2021	2020
Revenues by segment
Corporate Finance	$209,991	$87,971
Financial Restructuring	98,775	88,620
Financial and Valuation Advisory	63,956	34,545
Revenues	$372,722	$211,136

Segment profit (1)
Corporate Finance	$85,149	$22,650
Financial Restructuring	26,093	36,169
Financial and Valuation Advisory	22,209	7,397
Total segment profit	133,451	66,216
Corporate expenses (2)	25,775	23,626
Other income, net	(101)	(1,161)
Income before provision/(benefit) for income taxes	$107,777	$43,751
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

	June 30, 2021	March 31, 2021
Assets by segment
Corporate Finance	$532,972	$575,241
Financial Restructuring	172,959	181,239
Financial and Valuation Advisory	140,769	136,761
Total segment assets	846,700	893,241
Corporate assets	1,302,379	1,532,826
Total assets	$2,149,079	$2,426,067

	Three Months Ended June 30,
	2021	2020
Income before provision/(benefit) for income taxes by geography
United States	$86,597	$34,968
International	21,180	8,783
Income before provision/(benefit) for income taxes	$107,777	$43,751

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)

	Three Months Ended June 30,
	2021	2020
Revenues by geography
United States	$311,727	$176,945
International	60,995	34,191
Revenues	$372,722	$211,136

	June 30, 2021	March 31, 2021
Assets by geography
United States	1,598,880	1,837,332
International	550,199	588,735
Total assets	$2,149,079	$2,426,067
Note 19 — Subsequent Events
On July 12, 2021, the Company closed its acquisition of the boutique advisory firm Baylor Klein.

On July 22, 2021, the Company's board of directors declared a quarterly cash dividend of $0.43 per share of Class A and Class B common stock, payable on September 15, 2021, to shareholders of record on September 2, 2021.

On July 22, 2021, the Company’s board of directors authorized an increase to the existing January 2021 share repurchase program, which provides for share repurchases of a new aggregate amount of up to $250 million of the Company's Class A common stock and Class B common stock.

On August 3, 2021, the Company entered into a definitive agreement, under which it would commence a tender offer to acquire GCA Corporation for a total cash purchase price of approximately $591 million. GCA Corporation is a global investment bank that provides strategic M&A and capital markets advisory services to growth companies and market leaders. The firm offers worldwide coverage with over 500 professionals in 24 offices across America, Japan/Asia, and Europe.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion should be read together with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. We make statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “intends,” “predicts,” “potential” or “continue,” the negative of these terms or other similar expressions. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including but not limited to, the factors listed under the heading “Cautionary Note Regarding Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended March 31, 2021 (the "2021 Annual Report"). Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements speak only as of the date of this filing. You should not rely upon forward-looking statements as a prediction of future events. We are under no duty to and we do not undertake any obligation to update or review any of these forward-looking statements after the date of this filing to conform our prior statements to actual results or revised expectations whether as a result of new information, future developments or otherwise.
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
Our employee compensation and benefits expense consists of base salary, payroll taxes, benefits, annual incentive compensation payable as cash bonus awards, deferred cash bonus awards, and the amortization of equity-based bonus awards. Base salary and benefits are paid ratably throughout the year. Our annual equity-based bonus awards include fixed share compensation awards and liability classified fixed dollar awards as a component of the annual bonus awards for certain employees. These equity awards are generally subject to annual vesting requirements over a four-year period beginning at the date of grant, which occurs in the first quarter of each fiscal year; accordingly, expenses are amortized over the stated vesting period. In most circumstances, the unvested portion of these awards is subject to forfeiture should the employee depart from the Company. Cash bonuses, which are accrued monthly, are discretionary and dependent upon a number of factors including the Company's performance, and are generally paid in the first fiscal quarter of each fiscal year with respect to prior year performance. Generally, a portion of the cash bonus is deferred and paid in the third quarter of the fiscal year in which the bonus is awarded. We refer to the ratio of our employee compensation and benefits expenses to our revenues is referred to as our "Compensation Ratio."

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
Other Income, Net
Other income, net includes (i) interest income earned on non-marketable and investment securities, cash and cash equivalents, loans receivable from affiliates, employee loans, and commercial paper, (ii) interest expense and fees on our 2015 Line of Credit or 2019 Line of Credit (each defined herein), (iii) interest expense on the loan payable to affiliate, loans payable to former shareholders, and the loan payable to non-affiliates, (iv) equity income and/or gains or losses from funds and partnership interests where we have more than a minor ownership interest or more than minor influence over operations, but do not have a controlling interest and are not the primary beneficiary, and (v) gains and/or losses associated with the reduction/increase of earnout liabilities.
Results of Consolidated Operations
The following is a discussion of our results of operations for the three months ended June 30, 2021 and 2020. For a more detailed discussion of the factors that affected the revenues and the operating expenses of our CF, FR, and FVA business segments in these periods, see Part I, Item 2 of this Form 10-Q under the heading “Business Segments” below.

	Three Months Ended June 30,
($ in thousands)	2021	2020	Change
Revenues	$372,722	$211,136	77%
Operating expenses:
Employee compensation and benefits	232,304	137,121	69%
Non-compensation	32,742	31,425	4%
Total operating expenses	265,046	168,546	57%
Operating income	107,676	42,590	153%
Other income, net	(101)	(1,161)	(91)%
Income before provision/(benefit) for income taxes	107,777	43,751	146%
Provision/(benefit) for income taxes	21,817	(2,349)	NM
Net income attributable to Houlihan Lokey, Inc.	$85,960	$46,100	86%
Three Months Ended June 30, 2021 versus June 30, 2020
Revenues were $372.7 million for the three months ended June 30, 2021, compared with $211.1 million for the three months ended June 30, 2020, representing an increase of 77%. For the quarter, CF revenues increased 139%, FR revenues increased 11%, and FVA revenues increased 85% when compared with the three months ended June 30, 2020.

Operating expenses were $265.0 million for the three months ended June 30, 2021, compared with $168.5 million for the three months ended June 30, 2020, representing an increase of 57%. Employee compensation and benefits expense, as a component of operating expenses, was $232.3 million for the three months ended June 30, 2021, compared with $137.1 million for the three months ended June 30, 2020, representing an increase of 69%. The increase in employee compensation and benefits expense was primarily a result of an increase in revenues for the quarter when compared with the same quarter last year. The Compensation Ratio was 62.3% for the three months ended June 30, 2021, compared with 64.9% for the three months ended June 30, 2020. Non-compensation expense, as a component of operating expenses, was $32.7 million for the three months ended June 30, 2021, compared with $31.4 million for the three months ended June 30, 2020, representing an increase of 4%. The increase in non-compensation expense was primarily a result of an increase in professional fees, partially offset by a decrease in other operating expenses and travel, meals, and entertainment expenses.

Other income, net decreased (91)% to $(0.1) million for the three months ended June 30, 2021, compared with $(1.2) million for the three months ended June 30, 2020, primarily due to lower interest (income) and an unrealized loss generated by our investment securities.

The provision for income taxes for the three months ended June 30, 2021 was $21.8 million, which reflected an effective tax rate of 20.2%. The provision for income taxes for the three months ended June 30, 2020 was $(2.3) million which reflected an effective tax rate of (5.4)%. The increase in the Company's tax rate during the three months ended June 30, 2021 relative to the same period in 2020 was primarily a result of a decreased stock compensation deduction.

Business Segments
The following table presents revenues, expenses and contributions from our continuing operations by business segment. The revenues by segment represents each segment’s revenues, and the profit by segment represents profit for each segment before corporate expenses, other income, net, and income taxes.

	Three Months Ended June 30,
($ in thousands)	2021	2020	Change
Revenues by Segment
Corporate Finance	$209,991	$87,971	139%
Financial Restructuring	98,775	88,620	11%
Financial and Valuation Advisory	63,956	34,545	85%
Revenues	$372,722	$211,136	77%

Segment Profit (1)
Corporate Finance	$85,149	$22,650	276%
Financial Restructuring	26,093	36,169	(28)%
Financial and Valuation Advisory	22,209	7,397	200%
Total Segment Profit	133,451	66,216	102%
Corporate Expenses (2)	25,775	23,626	9%
Other income, net	(101)	(1,161)	(91)%
Income before provision/(benefit) for income taxes	$107,777	$43,751	146%

Segment Metrics
Number of Managing Directors
Corporate Finance	127	117	9%
Financial Restructuring	52	48	8%
Financial and Valuation Advisory	35	31	13%
Number of Closed Transactions/Fee Events (3)
Corporate Finance	84	35	140%
Financial Restructuring	24	29	(17)%
Financial and Valuation Advisory	820	512	60%
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
Corporate Finance
Three Months Ended June 30, 2021 versus June 30, 2020
Revenues for CF were $210.0 million for the three months ended June 30, 2021, compared with $88.0 million for the three months ended June 30, 2020, representing an increase of 139%. Revenues increased primarily due to a significant increase in the number of closed transactions when compared to the same quarter last year.

Segment profit for CF was $85.1 million for the three months ended June 30, 2021, compared with $22.7 million for the three months ended June 30, 2020, representing an increase of 276%. Profitability increased primarily as a result of an increase in revenues and a decrease in non-compensation expenses when compared to the same quarter last year.

Financial Restructuring
Three Months Ended June 30, 2021 versus June 30, 2020
Revenues for FR were $98.8 million for the three months ended June 30, 2021, compared with $88.6 million for the three months ended June 30, 2020, representing an increase of 11%. Revenues increased primarily due to a significant increase in the average transaction fee on closed transactions when compared to the same quarter last year.

Segment profit for FR was $26.1 million for the three months ended June 30, 2021, compared with $36.2 million for the three months ended June 30, 2020, a decrease of (28)%. Profitability decreased as a result of increased compensation and non-compensation expenses when compared to the same quarter last year.
Financial and Valuation Advisory
Three Months Ended June 30, 2021 versus June 30, 2020
Revenues for FVA were $64.0 million for the three months ended June 30, 2021, compared with $34.5 million for the three months ended June 30, 2020, representing an increase of 85%. Revenues increased primarily as a result of a significant increase in the number of fee events when compared to the same quarter last year.

Segment profit for FVA was $22.2 million for the three months ended June 30, 2021, compared with $7.4 million for the three months ended June 30, 2020, an increase of 200%. Profitability increased primarily as a result of an increase in revenues and a lesser non-commensurate increase in compensation and non-compensation expenses when compared to the same quarter last year.
Corporate Expenses
Three Months Ended June 30, 2021 versus June 30, 2020
Corporate expenses were $25.8 million for the three months ended June 30, 2021, compared with $23.6 million for the three months ended June 30, 2020. This 9% increase was primarily driven by an increase in compensation expenses, offset by a decline in non-compensation expenses when compared to the same quarter last year.

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

Our cash and cash equivalents include cash held at banks. We maintain moderate levels of cash on hand in support of regulatory requirements for our registered broker-dealer. As of June 30, 2021 and March 31, 2021, we had $291 million and $283 million of cash in foreign subsidiaries, respectively. Our excess cash may be invested from time to time in short term investments, including treasury securities, commercial paper, certificates of deposit, and investment grade corporate debt securities, and special purpose acquisition companies. Please refer to Note 6 for further detail.

As of June 30, 2021 and March 31, 2021, our restricted cash, cash and cash equivalents, and investment securities were as follows:

(In thousands)	June 30, 2021	March 31, 2021
Cash and cash equivalents	$782,194	$846,851
Investment securities	47,856	208,618
Total unrestricted cash and cash equivalents, including investment securities	830,050	1,055,469
Restricted cash (1)	373	373
Total cash, cash equivalents, and restricted cash, including investment securities	$830,423	$1,055,842
(1)Represents a deposit in support of a letter of credit issued for our Frankfurt office.

Our liquidity is highly dependent upon cash receipts from clients that are generally dependent upon the successful completion of transactions, as well as the timing of receivables collections, which typically occur within 60 days of billing. As of June 30, 2021, accounts receivable, net of credit losses was $90.8 million. As of June 30, 2021, unbilled work in progress, net of credit losses was $87.8 million.

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

On August 23, 2019, the Company entered into a new syndicated revolving line of credit with the Bank of America, N.A. and certain other financial institutions party thereto, which allows for borrowings of up to $100 million (and, subject to certain conditions, provides the Company with an expansion option, which, if exercised in full, would provide for a total credit facility of $200 million) and matures on August 23, 2022 (the "2019 Line of Credit"). As of June 30, 2021, no principal was outstanding under the 2019 Line of Credit. The agreement governing this facility provides that borrowings bear interest at an annual rate of LIBOR plus 1.00%, commitment fees apply to unused amounts, and contains debt covenants which require that the Company maintain certain financial ratios. The loan agreement requires compliance with certain loan covenants including but not limited to the maintenance of minimum consolidated earnings before interest, taxes, depreciation and amortization of no less than $150 million as of the end of any quarterly 12-month period and certain leverage ratios including a consolidated leverage ratio of less than 2.00 to 1.00. As of June 30, 2021, we were, and expect to continue to be, in compliance with such covenants.

The majority of the Company's payment obligations and commitments pertain to routine operating leases. The Company also has various obligations relating to notes payable and contingent consideration issued in connection with businesses previously acquired (see Note 10 included in Part I, Item 1 of this Form 10-Q).

In connection with certain acquisitions, certain employees may be entitled to deferred consideration, primarily in the form of retention payments, should certain service and/or performance conditions be met in the future. As a result of these conditions, such deferred consideration would be expensed as compensation in current and future periods and has been accrued as liabilities on the Consolidated Balance Sheets as of June 30, 2021 and March 31, 2021.

Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of our incentive compensation during the first and third quarters of each fiscal year. A summary of our operating, investing, and financing cash flows is as follows:

	Three Months Ended June 30,
(In thousands)	2021	2020	Change
Operating activities:
Net income	$85,960	$46,100	86%
Non-cash charges	40,040	31,169	28%
Other operating activities	(216,093)	(192,509)	12%
Net cash used in operating activities	(90,093)	(115,240)	(22)%
Net cash provided by investing activities	158,972	9,229	1,723%
Net cash provided by/(used in) financing activities	(133,718)	145,282	(192)%
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	182	2,520	NM
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(64,657)	41,791	NM
Cash, cash equivalents, and restricted cash — beginning of period	847,224	380,746	123%
Cash, cash equivalents, and restricted cash — end of period	$782,567	$422,537	85%
Three Months Ended June 30, 2021
Operating activities resulted in a net outflow of $(90.1) million, primarily attributable to cash bonus payments paid in May 2021. Investing activities resulted in a net inflow of $159.0 million, primarily attributable to sales or maturities of investment securities. Financing activities resulted in a net outflow of $(133.7) million, primarily attributable to share repurchases, payments to settle employee tax obligations on share-based awards, and dividends paid at our most recently increased rate of $0.43 per share. See Note 15 to our unaudited consolidated financial statements in this Form 10-Q for additional information.
Three Months Ended June 30, 2020
Operating activities resulted in a net outflow of $(115.2) million, primarily attributable to cash bonus payments paid in May 2020. Investing activities resulted in a net inflow of $9.2 million, primarily attributable to sales or maturities of investment securities, partially offset by purchases of investment securities. Financing activities resulted in a net inflow of $145.3 million, primarily attributable to proceeds from the Company's May 2020 offering.
Contractual Obligations
There have been no material changes outside of the ordinary course of business to our known contractual obligations, which are set forth in the table included in Item 7 in our 2021 Annual Report.
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

There have been no material changes to the critical accounting policies disclosed in our 2021 Annual Report. For additional information on critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in the MD&A of the 2021 Annual Report.
Recent Accounting Developments
For information on recently issued accounting developments and their impact or potential impact on our consolidated financial statements, see Note 2 to our unaudited consolidated financial statements in this Form 10-Q.

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
Exchange Rate Risk

The exchange rate of the U.S. dollar relative to the currencies in the non-U.S. countries in which we operate may have an effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities and, therefore, be reflected as a change in other comprehensive income. Our non-U.S. assets and liabilities that are sensitive to exchange rates consist primarily of trade payables and receivables, work in progress, and cash. The net impact of the fluctuation of foreign currencies in other comprehensive income within the Consolidated Statements of Comprehensive Income was $1,625 and $2,927 during the three months ended June 30, 2021 and 2020, respectively.

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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of June 30, 2021, we had one foreign currency forward contract outstanding between the pound sterling and the euro with a notional value of €9.0 million. The fair value of this contract represented a net gain included in Other operating expenses of $98 during the three months ended June 30, 2021. As of June 30, 2020, we had one foreign currency forward contract outstanding between the pound sterling and the euro with a notional value of €4.9 million. The fair value of this contract represented a net loss included in Other operating expenses of $(46) during the three months ended June 30, 2020.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during the fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. There has been no material change in the nature of our legal proceedings from the descriptions contained in our 2021 Annual Report.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in our 2021 Annual Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities

On June 10, 2021, the Company issued 65,035 shares of Class B common stock to certain former employees of a business acquired in 2018. The Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering and received no proceeds in connection with this issuance.

The following table summarizes all of the repurchases of Houlihan Lokey, Inc. equity securities during the quarter ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2021 - April 30, 2021	—	$—	—	$150,489,251
May 1, 2021 - May 31, 2021 (2)	588,856	74.00	147,269	139,588,990
June 1, 2021 - June 30, 2021 (3)	795,194	77.55	781,869	78,939,694
Total	1,384,050	$76.04	929,138	$78,939,694
(1)The shares of Class A common stock repurchased through this program have been retired. In July 2020, the board of directors authorized a new program to replace the prior repurchase authority pursuant to which new program the Company may repurchase from time to time up to $125 million in aggregate purchase price of the Company’s Class A common stock or Class B common stock, in open market and negotiated purchases. In January 2021, the board of directors increased this existing repurchase authority to up to $200 million. In July, 2021, the Company’s board of directors authorized an increase to the existing January 2021 share repurchase program, which provides for share repurchases of a new aggregate amount of up to $250 million of the Company's Class A common stock and Class B common stock..
(2)Total Number of Shares Purchased includes 441,587 unvested shares of Class B common stock at an average price per share of $74.00, which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards.
(3)Total Number of Shares Purchased includes 13,325 unvested shares of Class B common stock at an average price per share of $76.32, which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Houlihan Lokey, Inc., dated August 18, 2015.	8-K	333-205610	3.1	8/21/15
3.2	Amended and Restated Bylaws of the Company, dated August 18, 2015.	8-K	333-205610	3.2	8/21/15
10.1	Transaction Agreement, dated as of August 3, 2021, by and among the Company and GCA Corporation.					*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.					*
32.1	Section 1350 Certification of Chief Executive Officer.					**
32.2	Section 1350 Certification of Chief Financial Officer.					**
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104.1	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOULIHAN LOKEY, INC.

Date:	August 5, 2021	/s/ SCOTT L. BEISER
Scott L. Beiser
Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2021	/s/ J. LINDSEY ALLEY
J. Lindsey Alley
Chief Financial Officer
(Principal Financial and Accounting Officer)