Form 10-Q
period 2021-09-30
HOULIHAN LOKEY, INC.
filed 2021-11-05
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2021, the registrant had 50,997,960 shares of Class A common stock, $0.001 par value per share, and 17,307,427 shares of Class B common stock, $0.001 par value per share, outstanding.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share data and par value)	September 30, 2021	March 31, 2021
Assets
Cash and cash equivalents	$923,009	$846,851
Restricted cash	373	373
Investment securities	40,425	208,618
Accounts receivable, net of allowance for credit losses of $9,934 and $8,262, respectively	127,274	108,409
Unbilled work in progress, net of allowance for credit losses of $4,573 and $3,520, respectively	115,732	118,115
Deferred income taxes	36,401	28,332
Property and equipment, net	43,295	46,370
Operating lease right-of-use assets	143,341	152,031
Goodwill and other intangibles, net	883,964	866,221
Other assets	43,015	50,747
Total assets	$2,356,829	$2,426,067

Liabilities and Stockholders' Equity
Liabilities:
Accrued salaries and bonuses	$577,698	$648,399
Accounts payable and accrued expenses	60,273	67,468
Deferred income	26,923	27,868
Income taxes payable	24,540	68,339
Deferred income taxes	45	52
Loans payable to former shareholders	711	818
Operating lease liabilities	164,209	174,516
Other liabilities	64,693	55,046
Total liabilities	919,092	1,042,506

Commitments and contingencies (Note 17)

Stockholders' equity:
Class A common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 50,927,005 and 51,245,442 shares, respectively	51	51
Class B common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 17,348,305 and 16,951,696 shares, respectively	17	17
Additional paid-in capital	720,579	803,573
Retained earnings	741,678	600,096
Accumulated other comprehensive (loss)	(24,588)	(20,176)
Total stockholders' equity	1,437,737	1,383,561
Total liabilities and stockholders' equity	$2,356,829	$2,426,067
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except share and per share data)	2021	2020	2021	2020
Revenues	$537,272	$275,736	$909,994	$486,872
Operating expenses:
Employee compensation and benefits	333,374	177,249	565,678	314,370
Travel, meals, and entertainment	4,687	964	6,374	3,078
Rent	9,050	10,301	19,275	19,924
Depreciation and amortization	4,344	3,670	8,515	7,342
Information technology and communications	8,858	6,868	15,819	13,251
Professional fees	6,915	5,227	13,616	10,234
Other operating expenses	12,725	4,582	15,722	9,208
Total operating expenses	379,953	208,861	644,999	377,407
Operating income	157,319	66,875	264,995	109,465
Other (income)/expense, net	853	(196)	752	(1,357)
Income before provision for income taxes	156,466	67,071	264,243	110,822
Provision for income taxes	43,583	18,281	65,400	15,932
Net income	$112,883	$48,790	$198,843	$94,890
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(6,037)	5,443	(4,412)	8,370
Comprehensive income	$106,846	$54,233	$194,431	$103,260

Attributable to Houlihan Lokey, Inc. common stockholders:
Weighted average shares of common stock outstanding:
Basic	65,156,968	66,787,832	65,433,649	65,244,611
Fully diluted	68,566,127	69,615,060	68,641,962	68,214,505
Earnings per share (Note 13)
Basic	$1.73	$0.73	$3.04	$1.45
Fully diluted	$1.65	$0.70	$2.90	$1.39

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – July 1, 2021	51,091,269	$51	17,745,973	$18	$745,705	$657,375	$(18,551)	$1,384,598
Shares issued	—	—	31,867	—	2,615	—	—	2,615
Stock compensation vesting (Note 14)	—	—	—	—	17,717	—	—	17,717
Dividends	—	—	—	—	—	(28,580)	—	(28,580)
Conversion of Class B to Class A shares	384,632	—	(384,632)	—	—	—	—	—
Other shares repurchased/forfeited	(548,896)	—	(44,903)	(1)	(45,458)	—	—	(45,459)
Net income	—	—	—	—	—	112,883	—	112,883
Change in unrealized translation	—	—	—	—	—	—	(6,037)	(6,037)
Total comprehensive income	—	—	—	—	—	112,883	(6,037)	106,846
Balances – September 30, 2021	50,927,005	$51	17,348,305	$17	$720,579	$741,678	$(24,588)	$1,437,737

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	Shares	$	$	$	$	$
Balances – July 1, 2020	50,713,967	$51	18,774,077	$19	—	$—	$848,756	$400,995	$(40,181)	$1,209,640
Shares issued	—	—	297,356	—	—	—	20,610	—	—	20,610
Stock compensation vesting (Note 14)	—	—	—	—	—	—	11,521	—	—	11,521
Class B shares sold	—	—	—	—	—	—	—	(22,164)	—	(22,164)
Conversion of Class B to Class A shares	801,512	1	(801,512)	(1)	—	—	—	—	—	—
Shares issued to non-employee directors (Note 14)	(9,287)	—	(14,677)	—	(392,673)	(22,711)	(517)	—	—	(23,228)
Net income	—	—	—	—	—	—	—	48,790	—	48,790
Change in unrealized translation	—	—	—	—	—	—	—	—	5,443	5,443
Total comprehensive income	—	—	—	—	—	—	—	48,790	5,443	54,233
Balances – September 30, 2020	51,506,192	$52	18,255,244	$18	(392,673)	$(22,711)	$880,370	$427,621	$(34,738)	$1,250,612
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2021	51,245,442	$51	16,951,696	$17	$803,573	$600,096	$(20,176)	$1,383,561
Shares issued	—	—	2,014,510	2	14,638	—	—	14,640
Stock compensation vesting (Note 14)	—	—	—	—	49,014	—	—	49,014
Dividends	—	—	—	—	—	(57,261)	—	(57,261)
Conversion of Class B to Class A shares	1,103,085	1	(1,103,085)	(1)	—	—	—	—
Shares issued to non-employee directors (Note 14)	6,512	—	—	—	—	—	—	—
Other shares repurchased/forfeited	(1,428,034)	(1)	(514,816)	(1)	(146,646)	—	—	(146,648)
Net income	—	—	—	—	—	198,843	—	198,843
Change in unrealized translation	—	—	—	—	—	—	(4,412)	(4,412)
Total comprehensive income	—	—	—	—	—	198,843	(4,412)	194,431
Balances – September 30, 2021	50,927,005	$51	17,348,305	$17	$720,579	$741,678	$(24,588)	$1,437,737

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2020	46,178,633	$46	19,345,277	$19	—	$—	$649,954	$377,471	$(43,108)	$984,382
Cumulative effect of the change in accounting principle related to credit losses, net of tax	—	—	—	—	—	—	—	(682)	—	(682)
Shares issued	3,000,000	3	1,565,090	2	—	—	221,467	—	—	221,472
Stock compensation vesting (Note 14)	—	—	—	—	—	—	26,907	—	—	26,907
Dividends	—	—	—	—	—	—	—	(44,058)	—	(44,058)
Conversion of Class B to Class A shares	2,331,269	3	(2,331,269)	(3)	—	—	—	—	—	—
Shares issued to non-employee directors (Note 14)	5,577	—	—	—		—	333	—	—	333
Other shares repurchased/forfeited	(9,287)	—	(323,854)	—	(392,673)	(22,711)	(18,291)	—	—	(41,002)
Net income	—	—	—	—	—	—	—	94,890	—	94,890
Change in unrealized translation	—	—	—	—	—	—	—	—	8,370	8,370
Total comprehensive income	—	—	—	—	—	—	—	94,890	8,370	103,260
Balances – September 30, 2020	51,506,192	$52	18,255,244	$18	(392,673)	$(22,711)	$880,370	$427,621	$(34,738)	$1,250,612
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended September 30,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$198,843	$94,890
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(8,068)	5,578
Provision for bad debts, net	5,559	3,183
Unrealized (gains)/losses on investment securities	575	(733)
Non-cash lease expense	10,951	11,505
Depreciation and amortization	8,515	7,342
Compensation expense – equity and liability classified share awards (Note 14)	53,246	34,137
Changes in operating assets and liabilities:
Accounts receivable	(24,388)	5,635
Unbilled work in progress	2,383	(983)
Other assets	7,732	(4,788)
Accrued salaries and bonuses	(69,542)	(127,705)
Accounts payable and accrued expenses and other	(19,434)	(19,883)
Deferred income	(945)	2,783
Income taxes payable	(45,309)	(12,291)
Net cash provided by/(used in) operating activities	120,118	(1,330)
Cash flows from investing activities:
Purchases of investment securities	(24,721)	(178,550)
Sales or maturities of investment securities	192,339	136,387
Acquisition of business, net of cash acquired	(304)	(12,470)
Purchase of property and equipment, net	(2,500)	(6,546)
Net cash provided by/(used in) investing activities	164,814	(61,179)
Cash flows from financing activities:
Dividends paid	(59,504)	(48,413)
Share repurchases	(112,946)	(23,212)
Payments to settle employee tax obligations on share-based awards	(33,700)	(17,791)
Proceeds from issuance of Class A shares	—	189,060
Earnouts paid	(1,723)	—
Loans payable to former shareholders redeemed	(107)	(187)
Other financing activities	478	333
Net cash provided by/(used in) financing activities	(207,502)	99,790
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(1,272)	4,313
Net increase in cash, cash equivalents, and restricted cash	76,158	41,594
Cash, cash equivalents, and restricted cash – beginning of period	847,224	380,746
Cash, cash equivalents, and restricted cash – end of period	$923,382	$422,340

Supplemental disclosures of non-cash activities:
Shares issued via vesting of liability classified awards	$4,270	$7,511
Fully amortized intangibles written off	2,000	—
Cash acquired through acquisitions	$15,285	$88
Cash paid during the period:
Interest	$454	$478
Taxes, net of refunds	118,685	22,643
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
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP"), pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"), and include all information and footnotes required for consolidated financial statement presentation. The results of operations for the six months ended September 30, 2021 are not necessarily indicative of the results of operations to be expected for the fiscal year ending March 31, 2022. The unaudited interim consolidated financial statements and notes to consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (the "2021 Annual Report").
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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of September 30, 2021, we had one foreign currency forward contract outstanding between the pound sterling and the euro with a notional balance of €1.7 million. As of September 30, 2020, we had one foreign currency forward contract outstanding between the pound sterling and the euro with a notional value of €3.2 million. The change in fair value of these contracts represented a net loss included in Other operating expenses of $(7) and $(53) during the three months ended September 30, 2021 and September 30, 2020, respectively.

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

Cash and Cash Equivalents, and Restricted Cash

Cash and cash equivalents include cash held at banks and highly liquid investments with original maturities of three months or less. As of September 30, 2021 and March 31, 2021, the Company had cash balances with banks in excess of insured limits. The Company believes it is not exposed to any significant credit risk with respect to Cash and cash equivalents.
The following table provides a reconciliation of Cash and cash equivalents, and Restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	September 30, 2021	March 31, 2021
Cash and cash equivalents	$923,009	$846,851
Restricted cash (1)	373	373
Total cash, cash equivalents, and restricted cash	$923,382	$847,224
(1)Restricted cash as of September 30, 2021 and March 31, 2021 consisted of a cash secured letter of credit issued for our Frankfurt office.

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. Goodwill is reviewed for impairment in accordance with Accounting Standards Update ("ASU") No. 2011-08, Testing Goodwill for Impairment, which permits management to make a qualitative assessment of whether it is more likely than not that one of its reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If management concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then management would not be required to perform the two-step impairment test for that reporting unit. If the assessment indicates that it is more likely than not that the reporting unit’s fair value is less than its carrying value, management must test further for impairment utilizing a two-step progress. Step 1 compares the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds the estimated fair value, an impairment exists and is measured in Step 2 as the excess of the recorded amount of goodwill over the implied fair value of goodwill resulting from the valuation of the reporting unit. Impairment testing of goodwill requires a significant amount of judgment in assessing qualitative factors and estimating the fair value of the reporting unit, if necessary. The fair value is determined using an estimated market value approach, which considers estimates of future after tax cash flows, including a terminal value based on market earnings multiples, discounted at an appropriate market rate. As of September 30, 2021, management concluded that it was not more likely than not that the Company’s reporting units’ fair value was less than their carrying amount and no further impairment testing had been considered necessary.
Indefinite-lived intangible assets are reviewed annually for impairment in accordance with ASU 2012-02, Testing Indefinite-lived Intangible Assets for Impairment, which provides management the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. As of September 30, 2021, management concluded that it was not more likely than not that the fair values were less than the carrying values.
Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group (inclusive of other long-lived assets) be tested for possible impairment, management first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of September 30, 2021, no events or changes in circumstances were identified that indicated that the carrying amount of the finite-lived intangible assets were not recoverable.
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

The change in the Company’s contract assets and liabilities during the period primarily reflects the timing difference between the Company’s performance and the customer’s payment. The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	April 1, 2021	Increase/(Decrease)	September 30, 2021
Receivables (1)	$103,987	$19,507	$123,494
Unbilled work in progress, net of allowance for credit losses	118,115	(2,383)	115,732
Contract Assets (1)	4,422	(642)	3,780
Contract Liabilities (2)	27,868	(945)	26,923
(1)Included within Accounts receivable, net of allowance for credit losses in the September 30, 2021 Consolidated Balance Sheet.
(2)Included within Deferred income in the September 30, 2021 Consolidated Balance Sheet.

During the three and six months ended September 30, 2021, $7 million and $16 million of Revenues, respectively, were recognized that were included in the Deferred income balance at the beginning of the period.

As a practical expedient, the Company does not disclose information about remaining performance obligations pertaining to (i) contracts that have an original expected duration of one year or less, and/or (ii) contracts where the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that is or forms part of a single performance obligation. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at September 30, 2021.
Note 4 — Related Party Transactions
Other assets in the accompanying Consolidated Balance Sheets includes loans receivable from certain employees of $17,106 and $16,657 as of September 30, 2021 and March 31, 2021, respectively.
Note 5 — Fair Value Measurements
The following table presents information about the Company's financial assets, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	September 30, 2021
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$28,744	$—	$28,744
U.S. treasury securities	—	6,443	—	6,443
Total asset measured at fair value (1)	$—	$35,187	$—	$35,187
(1) Included within Investment securities in the Consolidated Balance Sheets.

	March 31, 2021
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$178,659	$—	$178,659
U.S. treasury securities	—	24,083	—	24,083
Total asset measured at fair value (1)	$—	$202,742	$—	$202,742
(1) Included within Investment securities in the Consolidated Balance Sheets.

The Company had no transfers between fair value levels during the six months ended September 30, 2021.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 6 — Investment Securities
The amortized cost and gross unrealized gains (losses) of marketable investment securities accounted under the fair value method were as follows:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value (1)
Corporate debt securities	$28,750	$99	$(105)	$28,744
U.S. treasury securities	6,401	55	(13)	6,443
Total securities with unrealized gains/(losses)	$35,151	$154	$(118)	$35,187
(1) Included within Investment securities in the Consolidated Balance Sheets.

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value (1)
Corporate debt securities	$178,384	$389	$(114)	$178,659
U.S. treasury securities	23,761	322	—	24,083
Total securities with unrealized gains/(losses)	$202,145	$711	$(114)	$202,742
(1) Included within Investment securities in the Consolidated Balance Sheets.
Scheduled maturities of the debt securities held by the Company included within the investment securities portfolio were as follows:

	September 30, 2021		March 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$3,577	$3,588	$172,747	$172,798
Due within years two through five	31,574	31,599	29,398	29,944
Total debt within the investment securities portfolio	$35,151	$35,187	$202,145	$202,742
Note 7 — Allowance for Credit Losses
The following table presents information about the Company's allowance for credit losses:

September 30, 2021
Beginning balance	$11,782
Provision for bad debt, net	5,559
Recovery or write-off of uncollectible accounts	(2,834)
Ending balance	$14,507

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 8 — Property and Equipment
Property and equipment, net of accumulated depreciation consists of the following:

	September 30, 2021	March 31, 2021
Equipment	$9,368	8,795
Furniture and fixtures	20,974	21,493
Leasehold improvements	53,318	52,561
Computers and software	10,891	10,772
Other	7,403	7,056
Total cost	101,954	100,677
Less: accumulated depreciation	(58,659)	(54,307)
Total net book value	$43,295	$46,370
Additions to property and equipment during the six months ended September 30, 2021 were primarily related to leasehold improvement costs incurred.
Depreciation expense of $2,732 and $2,781 was recognized for the three months ended September 30, 2021 and 2020, respectively, and $5,839 and $5,456 for the six months ended September 30, 2021 and 2020, respectively.
Note 9 — Goodwill and Other Intangible Assets
The following table provides a reconciliation of Goodwill and other intangibles, net reported on the Consolidated Balance Sheets.

	Useful Lives	September 30, 2021	March 31, 2021
Goodwill	Indefinite	$679,323	$671,065
Tradename-Houlihan Lokey	Indefinite	192,210	192,210
Other intangible assets	Varies	18,957	6,809
Total cost		890,490	870,084
Less: accumulated amortization		(6,526)	(3,863)
Goodwill and other intangibles, net		$883,964	$866,221

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Goodwill attributable to the Company’s business segments is as follows:

	April 1, 2021	Change (1)	September 30, 2021
Corporate Finance	$416,535	$8,258	$424,793
Financial Restructuring	162,815	—	162,815
Financial and Valuation Advisory	91,715	—	91,715
Goodwill	$671,065	$8,258	$679,323
(1)Changes pertain to foreign currency translation adjustments and the acquisition of Baylor Klein.

Amortization expense of approximately $1,612 and $889 was recognized for the three months ended September 30, 2021 and 2020, respectively, and $2,676 and $1,886 for the six months ended September 30, 2021 and 2020, respectively.

The estimated future amortization for finite-lived intangible assets for each of the next five years and thereafter are as follows:

Year Ended March 31,
Remainder of 2022	$2,347
2023	4,063
2024	3,745
2025	1,876
2026 and thereafter	97
Note 10 — Loans Payable
In August 2015, the Company entered into a revolving line of credit with Bank of America, N.A. (the "2015 Line of Credit"), which allowed for borrowings of up to $75.0 million and originally matured in August 2017. On July 28, 2017, the Company extended the maturity date of the 2015 Line of Credit to August 18, 2019, and, on August 15, 2019, the parties further extended the maturity date of the 2015 Line of Credit to September 18, 2019. On August 23, 2019, the Company refinanced the 2015 Line of Credit by entering into a new syndicated revolving line of credit with Bank of America, N.A. and certain other financial institutions party thereto (the "2019 Line of Credit"), which allows for borrowings of up to $100.0 million (and, subject to certain conditions, provides the Company with an expansion option, which, if exercised in full, would provide for a total credit facility of $200.0 million) and matures on August 23, 2022 (or if such date is not a business day, the immediately preceding business day). The agreement governing the 2019 Line of Credit provides that borrowings bear interest at an annual rate of LIBOR plus 1.00%, commitment fees apply to unused amounts, and contains debt covenants which require that the Company maintain certain financial ratios. As of September 30, 2021 and March 31, 2021, no principal was outstanding under the 2019 Line of Credit.

Prior to our initial public offering in August 2015 of 12,075,000 shares of Houlihan Lokey, Inc. Class A common stock (the "IPO"), Fram Holdings, Inc., a Delaware corporation and, prior to our IPO, our indirect parent company, maintained certain loans payable to former shareholders consisting of unsecured notes payable which were transferred to the Company in conjunction with the IPO. The average interest rate on the individual notes was 1.39% and 1.5% as of September 30, 2021 and 2020, respectively, and the maturity dates range from 2020 to 2027. The Company incurred interest expense on these notes of $3 and $5 for the three months ended September 30, 2021 and 2020, respectively, and $6 and $13 for the six months ended September 30, 2021 and 2020, respectively.

In April 2018, the Company acquired Quayle Munro Limited. Total consideration included non-interest bearing unsecured convertible loans totaling GBP 10.5 million payable on May 31, 2022, which is included in Other liabilities in the accompanying Consolidated Balance Sheets. Under certain circumstances, the notes may be exchanged for Company Class B common stock over a three-year period in equal annual installments starting on May 31, 2020. The Company incurred imputed interest expense on these notes of $35 and $66 for the three months ended September 30, 2021 and 2020, respectively, and $94 and $150 for the six months ended September 30, 2021 and 2020, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
In May 2018, the Company acquired BearTooth Advisors. Total consideration included an unsecured note of $2.8 million bearing interest at an annual rate of 2.88% and payable on May 21, 2048. This note was subsequently assigned by the seller to the former BearTooth principals (who became employees of the Company), and, under certain circumstances, is convertible into Company Class B common stock after the fifth anniversary of the closing of the transaction. The Company incurred interest expense on this note of $27 for each of the three months ended September 30, 2021 and 2020 and $53 for each of the six months ended September 30, 2021 and 2020.
In December 2019, the Company acquired Freeman & Co. Total consideration included an unsecured note of $4.0 million bearing interest at an annual rate of 2.75% and payable on December 16, 2049. The note issued by the Company to the seller was distributed to the former principals of Freeman & Co. (who became employees of the Company). Under certain circumstances, the note may be exchanged by each principal for Company stock over a four-year period in equal annual installments starting in December 2020. The Company incurred interest expense on this note of $20 and $28 for the three months ended September 30, 2021 and 2020, respectively, and $39 and $55 for the six months ended September 30, 2021, and 2020, respectively.
In August 2020, the Company acquired MVP Capital, LLC ("MVP"). Total consideration included an unsecured non-interest bearing note of $4.5 million payable August 14, 2050. The note was issued by the Company to the former principals and sellers of MVP (who became employees of the Company). Under certain circumstances, the note may be exchanged by each seller for a combination of cash and Company stock over a three-year period in equal annual installments starting in August 2021. Contingent consideration was also issued in connection with the acquisition of MVP, which had a carrying value of $16.9 million as of September 30, 2021 and March 31, 2021, which is included in Other liabilities in our Consolidated Balance Sheets.
In July 2021, the Company acquired Baylor Klein, Ltd ("BK"). Contingent consideration was issued in connection with the acquisition of BK, which had a carrying value of $19.1 million as of September 30, 2021, which is included in Other Liabilities in our Consolidated Balance Sheet.
The scheduled aggregate repayments of our Loans payable to former shareholders, Other liabilities, and the Loan payable to non-affiliates in the accompanying Consolidated Balance Sheets on a fiscal year-end basis as of September 30, 2021 are as follows:

Remaining 2022	$9,064
2023	24,208
2024	6,530
2025	15,145
2026	—
2027 and thereafter	10,458
Total	$65,405

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 11 — Accumulated Other Comprehensive (Loss)
Accumulated other comprehensive (loss) is comprised of Foreign currency translation adjustments of $(6,037) and $5,443 for the three months ended September 30, 2021 and 2020, respectively, and $(4,412) and $8,370 for the six months ended September 30, 2021, and 2020, respectively. We do not expect the change in foreign currency translation to have a material impact on our operating results and financial position.

Accumulated other comprehensive (loss) as of September 30, 2021 was comprised of the following:

Balance, April 1, 2021	$(20,176)
Foreign currency translation adjustment	(4,412)
Balance, September 30, 2021	$(24,588)
Note 12 — Income Taxes
The Company’s provision for income taxes was $43,583 and $18,281 for the three months ended September 30, 2021 and 2020, respectively, and $65,400 and $15,932 for the six months ended September 30, 2021, and 2020, respectively. These represent effective tax rates of 27.9% and 27.3% for the three months ended September 30, 2021 and 2020, respectively, and 24.7% and 14.4% for the six months ended September 30, 2021, and 2020, respectively.
Note 13 — Earnings Per Share
The calculations of basic and diluted earnings per share attributable to holders of shares of common stock are presented below.

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to holders of shares of common stock—basic	$112,883	$48,790	$198,843	$94,890
Net income attributable to holders of shares of common stock—diluted	$112,883	$48,790	$198,843	$94,890
Denominator:
Weighted average shares of common stock outstanding—basic	65,156,968	66,787,832	65,433,649	65,244,611
Weighted average number of incremental shares pertaining to unvested restricted stock and issuable in respect of unvested restricted stock units, as calculated using the treasury stock method	3,409,159	2,827,228	3,208,313	2,969,894
Weighted average shares of common stock outstanding—diluted	68,566,127	69,615,060	68,641,962	68,214,505

Basic earnings per share	$1.73	$0.73	$3.04	$1.45
Diluted earnings per share	$1.65	$0.70	$2.90	$1.39

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 14 — Employee Benefit Plans
Defined Contribution Plans

The Company sponsors a 401(k) defined contribution savings plan for its domestic employees and defined contribution retirement plans for its international employees. The Company contributed approximately $1,298 and $1,117 to these plans during the three months ended September 30, 2021 and 2020, respectively, and $2,748 and $2,041 during the six months ended September 30, 2021 and 2020, respectively.
Share-Based Incentive Plans

Following the IPO, additional awards of restricted shares and restricted stock units have been and will be made under the Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan (the "2016 Incentive Plan"), which became effective in August 2015 and was amended in October 2017. Under the 2016 Incentive Plan, it is anticipated that the Company will continue to grant cash and equity-based incentive awards to eligible service providers in order to attract, motivate and retain the talent necessary to operate the Company's business. Equity-based incentive awards issued under the 2016 Incentive Plan generally vest over a four-year period. Restricted shares of Class A common stock were granted under the 2016 Incentive Plan to (i) four independent directors in the first quarter of fiscal 2021 at $60.60 per share, (ii) two independent directors in the third quarter of fiscal 2021 at $63.01 per share, and (iii) six independent directors in the first quarter of fiscal 2022 at $73.19 per share.
No excess tax benefit was recognized during the three months ended September 30, 2021 or 2020. An excess tax benefit of $6,922 and $13,408 was recognized during the six months ended September 30, 2021 and 2020, respectively, as a component of the provision for income taxes and an operating activity on the Consolidated Statements of Cash Flows. The excess tax benefits recognized during the six months ended September 30, 2021 and 2020 were related to shares vested in April and May 2021 and 2020, respectively.
The share awards are classified as equity awards at the time of grant unless the number of shares granted is unknown. Awards that are settleable in shares based upon a future determinable stock price are classified as liabilities until the price is established and the resulting number of shares is known, at which time they are re-classified from liabilities to equity awards. Activity in equity classified share awards which relate to the Company's 2016 Incentive Plan during the six months ended September 30, 2021 and 2020 is as follows:

Unvested Share Awards	Shares	Weighted Average Grant Date Fair Value
Balance, April 1, 2021	2,744,605	$51.37
Granted	1,638,748	73.19
Vested	(1,039,535)	47.80
Forfeited/Repurchased	(59,414)	60.92
Balance, September 30, 2021	3,284,404	$63.22

Balance, April 1, 2020	3,539,047	$39.13
Granted	1,044,741	60.60
Vested	(1,769,529)	32.35
Forfeited/Repurchased	(42,745)	50.63
Balance, September 30, 2020	2,771,514	$51.37

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Activity in liability classified share awards during the six months ended September 30, 2021 and 2020 is as follows:

Awards Settleable in Shares	Fair Value
Balance, April 1, 2021	$16,950
Offer to grant	1,094
Share price determined-converted to cash payments	(2,676)
Share price determined-transferred to equity grants	(4,269)
Forfeited	—
Balance, September 30, 2021	$11,099

Balance, April 1, 2020	$20,989
Offer to grant	4,826
Share price determined-converted to cash payments	(249)
Share price determined-transferred to equity grants	(7,223)
Forfeited	(1,389)
Balance, September 30, 2020	$16,954

Compensation expenses for the Company associated with both equity and liability classified awards totaled $18,956 and $16,941 for the three months ended September 30, 2021 and 2020, respectively, and $53,246 and $34,137 for the six months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021 and 2020, there was $177,341 and $119,707, respectively, of total unrecognized compensation cost related to unvested share awards granted under the 2016 Incentive Plan. These costs are recognized over a weighted average period of 1.7 years and 1.7 years, as of September 30, 2021 and 2020, respectively.

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

The number of shares available for issuance increases annually beginning on April 1, 2018 and ending on April 1, 2025, by an amount equal to the lowest of:

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Class A Common Stock

During the three months ended September 30, 2021 and 2020, no shares were issued to non-employee directors and 384,632 and 801,512 shares were converted from Class B to Class A, respectively. During the six months ended September 30, 2021 and 2020, 6,512 and 5,577 shares were issued to non-employee directors, respectively, and 1,103,085 and 2,331,269 shares were converted from Class B to Class A, respectively.

As of September 30, 2021, there were 50,872,848 Class A shares held by the public and 54,157 Class A shares held by non-employee directors. As of September 30, 2020, there were 51,473,011 Class A shares held by the public and 33,181 Class A shares held by non-employee directors.

Class B Common Stock

As of September 30, 2021 and 2020, there were 17,348,305 and 18,255,244, respectively, Class B shares held by the HL Voting Trust.

Dividends

Previously declared dividends related to unvested shares of $6,480 and $4,961 were unpaid as of September 30, 2021 and 2020, respectively.

Stock Subscriptions Receivable

Employees of the Company periodically issued notes receivable to the Company documenting loans made by the Company to such employees for the purchase of restricted shares of the Company.

Share Repurchases

In July 2021, the board of directors authorized an increase to the existing January 2021 share repurchase program to a new aggregate amount of up to $250 million of the Company's Class A common stock and Class B common stock.

During the three months ended September 30, 2021 and 2020, the Company repurchased 490 and 5,542 shares, respectively, of Class B common stock, to satisfy $0 and $699 of required withholding taxes in connection with the vesting of restricted awards, respectively. During the three months ended September 30, 2021, the Company repurchased an additional 548,896 shares of its outstanding Class A common stock at a weighted average price of $82.78 per share, excluding commissions, for an aggregate purchase price of $45,437. During the three months ended September 30, 2020, the Company repurchased an additional 401,960 shares of its outstanding Class A common stock at a weighted average price of $57.72 per share, excluding commissions, for an aggregate purchase price of $23,200.

During the six months ended September 30, 2021 and 2020, the Company repurchased 455,402 and 286,435 shares, respectively, of Class B common stock, to satisfy $33,700 and $17,791 of required withholding taxes in connection with the vesting of restricted awards, respectively. During the six months ended September 30, 2021 the Company repurchased an additional 1,428,034 shares of its outstanding Class A common stock at a weighted average price of $79.06 per share, excluding commissions, for an aggregate purchase price of $112,904. During the six months ended September 30, 2020, the Company repurchased an additional 401,960 shares of its outstanding Class A common stock at a weighted average price of $57.72 per share, excluding commissions, for an aggregate purchase price of $23,200.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 16 — Leases
Lessee Arrangements

Operating Leases

We lease real estate and equipment used in operations from third parties. As of September 30, 2021, the remaining term of our operating leases ranged from 1 to 15 years with various automatic extensions.
The following table outlines the maturity of our existing operating lease liabilities on a fiscal year-end basis as of September 30, 2021.

Maturity of Operating Leases

Operating Leases
Remaining 2022	$14,730
2023	25,500
2024	20,284
2025	21,389
2026	20,153
Thereafter	88,490
Total	190,546
Less: present value discount	(26,337)
Operating lease liabilities	$164,209

During the three months ended September 30, 2021, the Company did not enter into any additional office space operating lease agreements that have not yet commenced.
Lease costs

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Operating lease expense	$6,459	$7,554	$13,674	$14,798
Variable lease expense (1)	2,549	2,800	5,529	5,127
Short-term lease expense	43	—	90	100
Less: Sublease income	—	(53)	(18)	(101)
Total lease costs	$9,051	$10,301	$19,275	$19,924
(1)Primarily consists of payments for property taxes, common area maintenance and usage based operating costs.
Weighted-average details

	September 30,
	2021	2020
Weighted-average remaining lease term (years)	9	10
Weighted-average discount rate	3.8%	3.8%

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Supplemental cash flow information related to leases:

	Six Months Ended September 30,
	2021	2020
Operating cash flows:
Cash paid for amounts included in the measurement of Operating lease liabilities	$14,780	$15,632

Non-cash activity:
Operating lease right-of-use assets obtained in exchange of Operating lease liabilities	$217	$24,549
Change in Operating lease right-of-use assets due to remeasurement	(330)	594
Note 17 — Commitments and Contingencies
The Company has been named in various legal actions arising in the normal course of business. In the opinion of the Company, in consultation with legal counsel, the final resolutions of these matters are not expected to have a material adverse effect on the Company’s financial condition, operations and cash flows.
The Company also provides routine indemnifications relating to certain real estate (office) lease agreements under which it may be required to indemnify property owners for claims and other liabilities arising from the Company’s use of the applicable premises. In addition, the Company guarantees the performance of its subsidiaries under certain office lease agreements. The terms of these obligations vary, and because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the maximum amount that it could be obligated to pay under such contracts. Based on historical experience and evaluation of specific indemnities, management believes that judgments, if any, against the Company related to such matters are not likely to have a material effect on the consolidated financial statements. Accordingly, the Company has not recorded any liability for these obligations as of September 30, 2021 or March 31, 2021.
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

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Revenues by segment
Corporate Finance	$388,410	$108,049	$598,401	$196,020
Financial Restructuring	83,184	125,391	181,959	214,011
Financial and Valuation Advisory	65,678	42,296	129,634	76,841
Revenues	$537,272	$275,736	$909,994	$486,872

Segment profit (1)
Corporate Finance	$151,185	$24,086	$236,334	$46,736
Financial Restructuring	20,082	54,808	46,175	90,977
Financial and Valuation Advisory	18,367	11,915	40,576	19,312
Total segment profit	189,634	90,809	323,085	157,025
Corporate expenses (2)	32,315	23,934	58,090	47,560
Other (income)/expense, net	853	(196)	752	(1,357)
Income before provision for income taxes	$156,466	$67,071	$264,243	$110,822
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

	September 30, 2021	March 31, 2021
Assets by segment
Corporate Finance	$606,770	$575,241
Financial Restructuring	171,674	181,239
Financial and Valuation Advisory	154,237	136,761
Total segment assets	932,681	893,241
Corporate assets	1,424,148	1,532,826
Total assets	$2,356,829	$2,426,067

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Income before provision for income taxes by geography
United States	$124,644	$51,838	$211,241	$86,806
International	31,822	15,233	53,002	24,016
Income before provision for income taxes	$156,466	$67,071	$264,243	$110,822

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Revenues by geography
United States	$432,726	$224,068	$744,453	$401,013
International	104,546	51,668	165,541	85,859
Revenues	$537,272	$275,736	$909,994	$486,872

	September 30, 2021	March 31, 2021
Assets by geography
United States	1,864,530	1,837,332
International	492,299	588,735
Total assets	$2,356,829	$2,426,067
Note 19 — Subsequent Events
On October 4, 2021, the Company completed a tender offer process resulting in the Company's acquisition of approximately 90% of GCA Corporation (“GCA”) common stock. GCA is a global technology-focused investment bank providing M&A advisory and capital markets advisory services in Europe, Japan/Asia, and the United States.

The addition of GCA significantly increases the Company's position in the technology sector and we believe expanding our technology capabilities is critical to meeting the needs of our clients as technology increasingly touches every business sector. GCA also increases the depth and breadth of our UK and European operations and this significant increase in scale has a direct impact on our ability to better serve our clients, both corporate and private equity, and meaningfully expands our geographic footprint in the UK and Europe. GCA also creates a significant platform for us to build from in the Asia Pacific region, meaningfully increasing our presence there and allowing us to begin to reach for scale in this rapidly growing part of the world.

The all-cash transaction was valued at approximately ¥65.9 billion (approximately $601.0 million, based on an assumed exchange rate of approximately ¥111 per $1 for the remaining shares purchased on November 5, 2021) based on the consideration of ¥1,398 per share of GCA. The Company acquired the GCA shares not purchased through the tender offer by way of a second-step transaction, which occurred on November 5, 2021, the consideration for these shares is anticipated to be paid in February 2022.

Acquisition Consideration
GCA common shares, including employee share-based payment awards outstanding, as of October 4, 2021	49,382,808
Cash consideration per share	¥1,398
Cash consideration for tendered common shares	$503,234
Cash consideration for employee share-based payment awards outstanding	38,523
Cash consideration for remaining shares purchased[1]	59,245
Total cash consideration	$601,002
(1)Payment anticipated February 2022. U.S. dollar amount based upon an assumed exchange rate of approximately ¥111 per $1 as of November 5, 2021.

The Company financed the acquisition with cash on hand.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Due to the limited time since the date of the acquisition, the Company's initial purchase price accounting for the GCA acquisition is incomplete and remains under review by the Company. As a result, we are unable to make disclosures required for business combinations related to pro forma revenue and earnings for the periods presented herein. In addition, as information regarding the assets and liabilities acquired as of October 4, 2021, is similarly not yet available in its entirety, we are unable to make disclosures for such assets and liabilities, and contingencies acquired or other acquisition date fair value disclosures. This information may be modified through December 31, 2021, as more information is obtained about the facts and circumstances existing at the acquisition date.

On October 21, 2021, the Company's board of directors declared a quarterly cash dividend of $0.43 per share of Class A and Class B common stock, payable on December 15, 2021, to shareholders of record on December 2, 2021.

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
Other Income/(Expense), Net
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
Results of Consolidated Operations
The following is a discussion of our results of operations for the six months ended September 30, 2021 and 2020. For a more detailed discussion of the factors that affected the revenues and the operating expenses of our CF, FR, and FVA business segments in these periods, see Part I, Item 2 of this Form 10-Q under the heading “Business Segments” below.

	Three Months Ended September 30,			Six Months Ended September 30,
($ in thousands)	2021	2020	Change	2021	2020	Change
Revenues	$537,272	$275,736	95%	$909,994	$486,872	87%
Operating expenses:
Employee compensation and benefits	333,374	177,249	88%	565,678	314,370	80%
Non-compensation	46,579	31,612	47%	79,321	63,037	26%
Total operating expenses	379,953	208,861	82%	644,999	377,407	71%
Operating income	157,319	66,875	135%	264,995	109,465	142%
Other (income)/expense, net	853	(196)	(535)%	752	(1,357)	(155)%
Income before provision for income taxes	156,466	67,071	133%	264,243	110,822	138%
Provision for income taxes	43,583	18,281	138%	65,400	15,932	310%
Net income attributable to Houlihan Lokey, Inc.	$112,883	$48,790	131%	$198,843	$94,890	110%
Three Months Ended September 30, 2021 versus September 30, 2020
Revenues were $537.3 million for the three months ended September 30, 2021, compared with $275.7 million for the three months ended September 30, 2020, representing an increase of 95%. For the quarter, CF revenues increased 259%, FR revenues decreased (34)%, and FVA revenues increased 55% when compared with the three months ended September 30, 2020.

Operating expenses were $380.0 million for the three months ended September 30, 2021, compared with $208.9 million for the three months ended September 30, 2020, representing an increase of 82%. Employee compensation and benefits expense, as a component of operating expenses, was $333.4 million for the three months ended September 30, 2021, compared with $177.2 million for the three months ended September 30, 2020, representing an increase of 88%. The increase in employee compensation and benefits expense was primarily a result of an increase in revenues for the quarter when compared with the same quarter last year. The Compensation Ratio was 62.0% for the three months ended September 30, 2021, compared with 64.3% for the three months ended September 30, 2020. Non-compensation expense, as a component of operating expenses, was $46.6 million for the three months ended September 30, 2021, compared with $31.6 million for the three months ended September 30, 2020, representing an increase of 47%. The increase in non-compensation expense was primarily a result of an increase in other operating expenses and to a lesser extent, an increase in travel, meals, and entertainment expenses.

Other (income)/expense, net decreased (535)% to $0.9 million for the three months ended September 30, 2021, compared with $(0.2) million for the three months ended September 30, 2020, primarily due to lower interest (income) and an unrealized loss generated by our investment securities.

The provision for income taxes for the three months ended September 30, 2021 was $43.6 million, which reflected an effective tax rate of 27.9%. The provision for income taxes for the three months ended September 30, 2020 was $18.3 million which reflected an effective tax rate of 27.3%.
Six Months Ended September 30, 2021 versus September 30, 2020

Revenues were $910.0 million for the six months ended September 30, 2021, compared with $486.9 million for the six months ended September 30, 2020, representing an increase of 87%. For the six months ended September 30, 2021, CF revenues increased 205%, FR revenues decreased (15)%, and FVA revenues increased 69% when compared with the six months ended September 30, 2020.

Operating expenses were $645.0 million for the six months ended September 30, 2021, compared with $377.4 million for the six months ended September 30, 2020, an increase of 71%. Employee compensation and benefits expense, as a component of operating expenses, was $565.7 million for the six months ended September 30, 2021, compared with $314.4 million for the six months ended September 30, 2020, an increase of 80%. The increase in employee compensation and benefits expense was primarily a result of higher revenues when compared with the same period last year. The Compensation Ratio was 62.2% for the six months ended September 30, 2021, compared with 64.6% for the six months ended September 30, 2020. Non-compensation expense, as a component of operating expenses, was $79.3 million for the six months ended September 30, 2021, compared with $63.0 million for the six months ended September 30, 2020, an increase of 26%. The increase in non-compensation expense was primarily attributable to an increase in other operating expenses and to a lesser extent an increase in both professional fees and travel, meals, and entertainment expenses when compared with the six months ended September 30, 2020.

Other (income)/expense, net decreased (155)% to $0.8 million for the six months ended September 30, 2021, compared with $(1.4) million for the six months ended September 30, 2020, primarily due to unrealized losses on our investment securities, compared to unrealized gains in the prior period.

The provision for income taxes for the six months ended September 30, 2021 was $65.4 million, which reflected an effective tax rate of 24.7%. The provision for income taxes for the six months ended September 30, 2020 was $15.9 million, which reflected an effective tax rate of 14.4%. The increase in the Company's tax rate during the six months ended September 30, 2021 relative to the same period in 2020 was primarily a result of increased year-over-year pre-tax income and decreased stock compensation deductions.

Business Segments
The following table presents revenues, expenses and contributions from our continuing operations by business segment. The revenues by segment represents each segment’s revenues, and the profit by segment represents profit for each segment before corporate expenses, other (income)/expense, net, and income taxes.

	Three Months Ended September 30,			Six Months Ended September 30,
($ in thousands)	2021	2020	Change	2021	2020	Change
Revenues by Segment
Corporate Finance	$388,410	$108,049	259%	$598,401	$196,020	205%
Financial Restructuring	83,184	125,391	(34)%	181,959	214,011	(15)%
Financial and Valuation Advisory	65,678	42,296	55%	129,634	76,841	69%
Revenues	$537,272	$275,736	95%	$909,994	$486,872	87%

Segment Profit (1)
Corporate Finance	$151,185	$24,086	528%	$236,334	$46,736	406%
Financial Restructuring	20,082	54,808	(63)%	46,175	90,977	(49)%
Financial and Valuation Advisory	18,367	11,915	54%	40,576	19,312	110%
Total Segment Profit	189,634	90,809	109%	323,085	157,025	106%
Corporate Expenses (2)	32,315	23,934	35%	58,090	47,560	22%
Other (income)/expense, net	853	(196)	(535)%	752	(1,357)	(155)%
Income before provision for income taxes	$156,466	$67,071	133%	$264,243	$110,822	138%

Segment Metrics
Number of Managing Directors
Corporate Finance	126	125	1%	126	125	1%
Financial Restructuring	51	47	9%	51	47	9%
Financial and Valuation Advisory	37	31	19%	37	31	19%
Number of Closed Transactions/Fee Events (3)
Corporate Finance	134	53	153%	218	88	148%
Financial Restructuring	20	30	(33)%	44	59	(25)%
Financial and Valuation Advisory	806	539	50%	1,242	798	56%
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
Corporate Finance
Three Months Ended September 30, 2021 versus September 30, 2020
Revenues for CF were $388.4 million for the three months ended September 30, 2021, compared with $108.0 million for the three months ended September 30, 2020, representing an increase of 259%. Revenues increased primarily due to a significant increase in the number of closed transactions and the average transaction fee on closed transactions when compared to the same quarter last year.

Segment profit for CF was $151.2 million for the three months ended September 30, 2021, compared with $24.1 million for the three months ended September 30, 2020, representing an increase of 528%. Profitability increased primarily as a result of an increase in revenues and a decrease in compensation expenses as a percentage of revenues when compared to the same quarter last year.

Six Months Ended September 30, 2021 versus September 30, 2020
Revenues for CF were $598.4 million for the six months ended September 30, 2021, compared with $196.0 million for the six months ended September 30, 2020, representing an increase of 205%. Revenues increased primarily due to a significant increase in the number of closed transactions and an increase in the average transaction fee on closed transactions when compared to the same period last year.

Segment profit for CF was $236.3 million for the six months ended September 30, 2021, compared with $46.7 million for the six months ended September 30, 2020, representing an increase of 406%. Profitability increased primarily as a result of an increase in revenues and a decrease in compensation expenses as a percentage of revenues when compared to the same period last year.
Financial Restructuring
Three Months Ended September 30, 2021 versus September 30, 2020
Revenues for FR were $83.2 million for the three months ended September 30, 2021, compared with $125.4 million for the three months ended September 30, 2020, representing a decrease of (34)%. Revenues decreased primarily due to a decrease in the number of closed transactions when compared to the same quarter last year.

Segment profit for FR was $20.1 million for the three months ended September 30, 2021, compared with $54.8 million for the three months ended September 30, 2020, a decrease of (63)%. Profitability decreased primarily as a result of lower revenues when compared to the same quarter last year.
Six Months Ended September 30, 2021 versus September 30, 2020
Revenues for FR were $182.0 million for the six months ended September 30, 2021, compared with $214.0 million for the six months ended September 30, 2020, representing a decrease of (15)%. The decrease in revenues was primarily a result of a decrease in the number of closed transactions when compared to the same period last year.

Segment profit for FR was $46.2 million for the six months ended September 30, 2021, compared with $91.0 million for the six months ended September 30, 2020, a decrease of (49)%. Profitability decreased primarily as a result of lower revenues when compared to the same period last year.
Financial and Valuation Advisory
Three Months Ended September 30, 2021 versus September 30, 2020
Revenues for FVA were $65.7 million for the three months ended September 30, 2021, compared with $42.3 million for the three months ended September 30, 2020, representing an increase of 55%. Revenues increased primarily as a result of an increase in the number of Fee Events when compared to the same quarter last year.

Segment profit for FVA was $18.4 million for the three months ended September 30, 2021, compared with $11.9 million for the three months ended September 30, 2020, an increase of 54%. Profitability increased primarily as a result of an increase in revenues when compared to the same quarter last year.
Six Months Ended September 30, 2021 versus September 30, 2020
Revenues for FVA were $129.6 million for the six months ended September 30, 2021, compared with $76.8 million for the six months ended September 30, 2020, representing an increase of 69%. The increase in revenues was primarily a result of a higher number of Fee Events when compared to the same period last year.

Segment profit for FVA was $40.6 million for the six months ended September 30, 2021, compared with $19.3 million for the six months ended September 30, 2020, an increase of 110%. Profitability increased primarily as a result of an increase in revenues and a reduction in compensation expenses as a percentage of revenues when compared to the same period last year.

Corporate Expenses
Three Months Ended September 30, 2021 versus September 30, 2020
Corporate expenses were $32.3 million for the three months ended September 30, 2021, compared with $23.9 million for the three months ended September 30, 2020. This 35% increase was primarily driven by increased compensation expenses when compared to the same quarter last year.
Six Months Ended September 30, 2021 versus September 30, 2020
Corporate expenses were $58.1 million for the six months ended September 30, 2021, compared with $47.6 million for the six months ended September 30, 2020. This 22% increase was primarily driven by increased compensation expenses when compared to the same period last year.

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

Our cash and cash equivalents include cash held at banks. We maintain moderate levels of cash on hand in support of regulatory requirements for our registered broker-dealer. As of September 30, 2021 and March 31, 2021, we had $199 million and $283 million of cash in foreign subsidiaries, respectively. Our excess cash may be invested from time to time in short term investments, including treasury securities, commercial paper, certificates of deposit, and investment grade corporate debt securities, and special purpose acquisition companies. Please refer to Note 6 for further detail.

As of September 30, 2021 and March 31, 2021, our restricted cash, cash and cash equivalents, and investment securities were as follows:

(In thousands)	September 30, 2021	March 31, 2021
Cash and cash equivalents	$923,009	$846,851
Investment securities	40,425	208,618
Total unrestricted cash and cash equivalents, including investment securities	963,434	1,055,469
Restricted cash (1)	373	373
Total cash, cash equivalents, and restricted cash, including investment securities	$963,807	$1,055,842
(1)Represents a deposit in support of a letter of credit issued for our Frankfurt office.

Our liquidity is highly dependent upon cash receipts from clients that are generally dependent upon the successful completion of transactions, as well as the timing of receivables collections, which typically occur within 60 days of billing. As of September 30, 2021, accounts receivable, net of credit losses was $127.3 million. As of September 30, 2021, unbilled work in progress, net of credit losses was $115.7 million.

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

On August 23, 2019, the Company entered into a new syndicated revolving line of credit with the Bank of America, N.A. and certain other financial institutions party thereto, which allows for borrowings of up to $100 million (and, subject to certain conditions, provides the Company with an expansion option, which, if exercised in full, would provide for a total credit facility of $200 million) and matures on August 23, 2022 (the "2019 Line of Credit"). As of September 30, 2021, no principal was outstanding under the 2019 Line of Credit. The agreement governing this facility provides that borrowings bear interest at an annual rate of LIBOR plus 1.00%, commitment fees apply to unused amounts, and contains debt covenants which require that the Company maintain certain financial ratios. The loan agreement requires compliance with certain loan covenants including but not limited to the maintenance of minimum consolidated earnings before interest, taxes, depreciation and amortization of no less than $150 million as of the end of any quarterly 12-month period and certain leverage ratios including a consolidated leverage ratio of less than 2.00 to 1.00. As of September 30, 2021, we were, and expect to continue to be, in compliance with such covenants.

The majority of the Company's payment obligations and commitments pertain to routine operating leases. The Company also has various obligations relating to notes payable and contingent consideration issued in connection with businesses previously acquired (see Note 10 included in Part I, Item 1 of this Form 10-Q).

In connection with certain acquisitions, certain employees may be entitled to deferred consideration, primarily in the form of retention payments, should certain service and/or performance conditions be met in the future. As a result of these conditions, such deferred consideration would be expensed as compensation in current and future periods and has been accrued as liabilities on the Consolidated Balance Sheets as of September 30, 2021 and March 31, 2021.

Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of our incentive compensation during the first and third quarters of each fiscal year. A summary of our operating, investing, and financing cash flows is as follows:

	Six Months Ended September 30,
(In thousands)	2021	2020	Change
Operating activities:
Net income	$198,843	$94,890	110%
Non-cash charges	70,778	61,012	16%
Other operating activities	(149,503)	(157,232)	(5)%
Net cash provided by/(used in) operating activities	120,118	(1,330)	NM
Net cash provided by/(used in) investing activities	164,814	(61,179)	(369)%
Net cash provided by/(used in) financing activities	(207,502)	99,790	(308)%
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(1,272)	4,313	(129)%
Net increase in cash, cash equivalents, and restricted cash	76,158	41,594	83%
Cash, cash equivalents, and restricted cash — beginning of period	847,224	380,746	123%
Cash, cash equivalents, and restricted cash — end of period	$923,382	$422,340	119%
Six Months Ended September 30, 2021
Operating activities resulted in a net inflow of $120.1 million, primarily attributable to strong performance across the Company. Investing activities resulted in a net inflow of $164.8 million, primarily attributable to sales or maturities of investment securities. Financing activities resulted in a net outflow of $(207.5) million, primarily attributable to share repurchases, dividend payments, and payments to settle employee tax obligations on share-based awards.
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
Exchange Rate Risk

The exchange rate of the U.S. dollar relative to the currencies in the non-U.S. countries in which we operate may have an effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities and, therefore, be reflected as a change in other comprehensive income. Our non-U.S. assets and liabilities that are sensitive to exchange rates consist primarily of trade payables and receivables, work in progress, and cash. The net impact of the fluctuation of foreign currencies in other comprehensive income within the Consolidated Statements of Comprehensive Income was $(6,037) and $5,443 during the three months ended September 30, 2021 and 2020, respectively, and $(4,412) and $8,370 during the six months ended September 30, 2021 and 2020, respectively.

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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of September 30, 2021, we had one foreign currency forward contract outstanding between the pound sterling and the euro with a notional balance of €1.7 million. As of September 30, 2020, we had one foreign currency forward contract outstanding between the pound sterling and the euro with a notional value of €3.2 million. The change in fair value of these contracts represented a net loss included in Other operating expenses of $(7) and $(53) during the three months ended September 30, 2021 and September 30, 2020, respectively.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities

On July 8, 2021, the Company issued 24,777 shares of Class B common stock to certain former employees of a business acquired in 2021. The Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering and received no proceeds in connection with this issuance.

On September 29, 2021, the Company issued 7,090 shares of Class B common stock to certain former employees of a business acquired in 2020. The Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering and received no proceeds in connection with this issuance.

The following table summarizes all of the repurchases of Houlihan Lokey, Inc. equity securities during the quarter ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2021 - July 30, 2021	499,386	$82.89	498,896	$239,252,908
August 1, 2021 - August 31, 2021 (2)	—	—	—	239,252,908
September 1, 2021 - September 30, 2021	—	—	—	239,252,908
Total	499,386	$82.89	498,896	$239,252,908
(1)The shares of Class A common stock repurchased through this program have been retired. In July, 2021, the Company’s board of directors authorized an increase to the existing January 2021 share repurchase program, which provides for share repurchases of a new aggregate amount of up to $250 million of the Company's Class A common stock and Class B common stock.
(2)Total Number of Shares Purchased includes 490 unvested shares of Class B common stock at an average price per share of $80.26, which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards.
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

HOULIHAN LOKEY, INC.

Date:	November 5, 2021	/s/ SCOTT L. BEISER
Scott L. Beiser
Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2021	/s/ J. LINDSEY ALLEY
J. Lindsey Alley
Chief Financial Officer
(Principal Financial and Accounting Officer)