Form 10-Q
period 2021-12-31
HOULIHAN LOKEY, INC.
filed 2022-02-08
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 4, 2022, the registrant had 50,643,089 shares of Class A common stock, $0.001 par value per share, and 16,724,964 shares of Class B common stock, $0.001 par value per share, outstanding.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share data and par value)	December 31, 2021	March 31, 2021
Assets
Cash and cash equivalents	$1,058,603	$846,851
Restricted cash	373	373
Investment securities	39,829	208,618
Accounts receivable, net of allowance for credit losses of $12,431 and $8,262, respectively	195,912	108,409
Unbilled work in progress, net of allowance for credit losses of $2,914 and $3,520, respectively	86,504	118,115
Deferred income taxes	39,575	28,332
Property and equipment, net	51,750	46,370
Operating lease right-of-use assets	161,997	152,031
Goodwill	1,082,934	671,065
Other intangible assets, net	263,493	195,156
Other assets	64,792	50,747
Total assets	$3,045,762	$2,426,067

Liabilities and Stockholders' Equity
Liabilities:
Accrued salaries and bonuses	$986,043	$648,399
Accounts payable and accrued expenses	123,395	67,468
Deferred income	27,319	27,868
Income taxes payable	57,617	68,339
Deferred income taxes	1,159	52
Loans payable to former shareholders	539	818
Operating lease liabilities	187,264	174,516
Other liabilities	133,010	55,046
Total liabilities	1,516,346	1,042,506

Commitments and contingencies (Note 17)
Stockholders' equity:
Class A common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 50,924,798 and 51,245,442 shares, respectively	51	51
Class B common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 16,727,176 and 16,951,696 shares, respectively	17	17
Additional paid-in capital	668,765	803,573
Retained earnings	886,995	600,096
Accumulated other comprehensive loss	(26,412)	(20,176)
Total stockholders' equity	1,529,416	1,383,561
Total liabilities and stockholders' equity	$3,045,762	$2,426,067
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except share and per share data)	2021	2020	2021	2020
Revenues	$888,798	$537,876	$1,798,792	$1,024,748
Operating expenses:
Employee compensation and benefits	549,376	339,743	1,115,054	654,113
Travel, meals, and entertainment	11,090	1,338	17,464	4,416
Rent	14,352	10,086	33,627	30,010
Depreciation and amortization	20,074	3,949	28,589	11,291
Information technology and communications	12,398	9,281	28,217	22,532
Professional fees	14,372	6,188	27,988	16,422
Other operating expenses	17,876	8,875	33,598	18,083
Total operating expenses	639,538	379,460	1,284,537	756,867
Operating income	249,260	158,416	514,255	267,881
Other (income)/expense, net	253	(187)	1,005	(1,544)
Income before provision for income taxes	249,007	158,603	513,250	269,425
Provision for income taxes	74,699	40,088	140,099	56,020
Net income	174,308	118,515	373,151	213,405
Net income attributable to noncontrolling interest	(573)	—	(573)	—
Net income attributable to Houlihan Lokey, Inc.	173,735	118,515	372,578	213,405
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(1,824)	14,037	(6,236)	22,407
Comprehensive income attributable to Houlihan Lokey, Inc.	$171,911	$132,552	$366,342	$235,812

Attributable to Houlihan Lokey, Inc. common stockholders:
Weighted average shares of common stock outstanding:
Basic	64,914,373	66,547,587	65,259,927	65,680,516
Fully diluted	68,279,939	69,356,347	68,520,849	68,596,503
Earnings per share (Note 13)
Basic	$2.68	$1.78	$5.71	$3.25
Fully diluted	$2.54	$1.71	$5.44	$3.11

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – October 1, 2021	50,927,005	$51	17,348,305	$17	$720,579	$741,678	$(24,588)	$1,437,737
Shares issued	—	—	34,064	—	—	—	—	—
Stock compensation vesting (Note 14)	—	—	—	—	17,778	—	—	17,778
Dividends	—	—	—	—	—	(28,418)	—	(28,418)
Conversion of Class B to Class A shares	642,693	—	(642,693)	—	—	—	—	—
Other shares repurchased/forfeited	(644,900)	—	(12,500)	—	(69,592)	—	—	(69,592)
Net income	—	—	—	—	—	173,735	—	173,735
Change in unrealized translation	—	—	—	—	—	—	(1,824)	(1,824)
Total comprehensive income	—	—	—	—	—	173,735	(1,824)	171,911
Balances – December 31, 2021	50,924,798	$51	16,727,176	$17	$668,765	$886,995	$(26,412)	$1,529,416

	Class A Common Stock		Class B Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	Shares	$	$	$	$	$
Balances – October 1, 2020	51,506,192	$52	18,255,244	$18	(392,673)	$(22,711)	$880,370	$427,621	$(34,738)	$1,250,612
Shares issued	—	—	31,153	—	—	—	1,701	—	—	1,701
Stock compensation vesting (Note 14)	—	—	—	—	—	—	10,694	—	—	10,694
Dividends	—	—	—	—	—	—	—	(22,682)	—	(22,682)
Conversion of Class B to Class A shares	790,025	1	(790,025)	(1)	—	—	—	—	—	—
Shares issued to non-employee directors (Note 14)	3,174	—	—	—	—	—	—	—	—	—
Other shares repurchased/forfeited	(675,708)	(1)	(23,780)	—	392,673	22,711	(41,321)	—	—	(18,611)
Net income	—	—	—	—	—	—	—	118,515	—	118,515
Change in unrealized translation	—	—	—	—	—	—	—	—	14,037	14,037
Total comprehensive income	—	—	—	—	—	—	—	118,515	14,037	132,552
Balances – December 31, 2020	51,623,683	$52	17,472,592	$17	—	$—	$851,444	$523,454	$(20,701)	$1,354,266
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2021	51,245,442	$51	16,951,696	$17	$803,573	$600,096	$(20,176)	$1,383,561
Shares issued	—	—	2,048,574	2	14,638	—	—	14,640
Stock compensation vesting (Note 14)	—	—	—	—	66,792	—	—	66,792
Dividends	—	—	—	—	—	(85,679)	—	(85,679)
Conversion of Class B to Class A shares	1,745,778	2	(1,745,778)	(2)	—	—	—	—
Shares issued to non-employee directors (Note 14)	6,512	—	—	—	—	—	—	—
Other shares repurchased/forfeited	(2,072,934)	(2)	(527,316)	—	(216,238)	—	—	(216,240)
Net income	—	—	—	—	—	372,578	—	372,578
Change in unrealized translation	—	—	—	—	—	—	(6,236)	(6,236)
Total comprehensive income	—	—	—	—	—	372,578	(6,236)	366,342
Balances – December 31, 2021	50,924,798	$51	16,727,176	$17	$668,765	$886,995	$(26,412)	$1,529,416

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2020	46,178,633	$46	19,345,277	$19	$649,954	$377,471	$(43,108)	$984,382
Cumulative effect of the change in accounting principle related to credit losses, net of tax	—	—	—	—	—	(682)	—	(682)
Shares issued	3,000,000	3	1,596,243	2	223,168	—	—	223,173
Stock compensation vesting (Note 14)	—	—	—	—	37,601	—	—	37,601
Dividends	—	—	—	—	—	(66,740)	—	(66,740)
Conversion of Class B to Class A shares	3,121,294	3	(3,121,294)	(3)	—	—	—	—
Shares issued to non-employee directors (Note 14)	8,751	—	—	—	333	—	—	333
Other shares repurchased/forfeited	(684,995)	—	(347,634)	(1)	(59,612)	—	—	(59,613)
Net income	—	—	—	—	—	213,405	—	213,405
Change in unrealized translation	—	—	—	—	—	—	22,407	22,407
Total comprehensive income	—	—	—	—	—	213,405	22,407	235,812
Balances – December 31, 2020	51,623,683	$52	17,472,592	$17	$851,444	$523,454	$(20,701)	$1,354,266
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended December 31,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$373,151	$213,405
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(13,341)	(1,997)
Provision for bad debts, net	4,626	4,829
Unrealized (gains)/losses on investment securities	2,464	(593)
Non-cash lease expense	24,179	17,023
Depreciation and amortization	28,589	11,291
Contingent consideration valuation	60	—
Compensation expense – equity and liability classified share awards (Note 14)	72,398	46,779
Changes in operating assets and liabilities:
Accounts receivable	(38,663)	(1,064)
Unbilled work in progress	36,283	(13,485)
Other assets	7,751	(12,444)
Accrued salaries and bonuses	185,065	18,101
Accounts payable and accrued expenses and other	8,231	(9,223)
Deferred income	(627)	10,131
Income taxes (payable)/receivable	(18,031)	24,431
Net cash provided by operating activities	672,135	307,184
Cash flows from investing activities:
Purchases of investment securities	(28,087)	(294,196)
Sales or maturities of investment securities	194,926	195,601
Acquisition of business, net of cash acquired	(305,637)	(12,470)
Purchase of property and equipment, net	(7,554)	(11,002)
Net cash used in investing activities	(146,352)	(122,067)
Cash flows from financing activities:
Dividends paid	(87,359)	(70,302)
Share repurchases	(183,197)	(41,814)
Payments to settle employee tax obligations on share-based awards	(33,700)	(17,810)
Proceeds from issuance of Class A shares	—	189,060
Earnouts paid	(5,917)	—
Loans payable to former shareholders redeemed	(280)	(386)
Repayments of loans to non-affiliates	—	(1,900)
Other financing activities	477	333
Net cash provided by/(used in) financing activities	(309,976)	57,181
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(4,055)	10,988
Net increase in cash, cash equivalents, and restricted cash	211,752	253,286
Cash, cash equivalents, and restricted cash – beginning of period	847,224	380,746
Cash, cash equivalents, and restricted cash – end of period	$1,058,976	$634,032

Supplemental disclosures of non-cash activities:
Shares issued via vesting of liability classified awards	$4,270	$7,511
Fully amortized intangibles written off	2,000	—
Cash acquired through acquisitions	$241,835	$88
Cash paid during the period:
Interest	$528	$744
Taxes, net of refunds	171,229	33,692
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

The Company offers financial services and financial advice to a broad clientele located throughout the United States of America, Europe, the Middle East, and the Asia-Pacific region. The Company has U.S. offices in Los Angeles, San Francisco, Chicago, New York City, Minneapolis, McLean (Virginia), Boston, Dallas, Houston, Miami, and Atlanta as well as foreign offices in London, Paris, Frankfurt, Milan, Madrid, Amsterdam, Dubai, Sydney, Tokyo, Hong Kong, Beijing, Singapore, Birmingham, Lausanne, Manchester, Munich, Stockholm, Tel Aviv, Zurich, Fukuoka, Ho Chi Minh City, Kyoto, Mumbai, Nagoya, New Delhi, Osaka, and Shanghai. Together, the Company and its subsidiaries form an organization that provides financial services to meet a wide variety of client needs. The Company concentrates its efforts toward the earning of professional fees with focused services across the following three business segments:

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
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP"), pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"), and include all information and footnotes required for consolidated financial statement presentation. The results of operations for the nine months ended December 31, 2021 are not necessarily indicative of the results of operations to be expected for the fiscal year ending March 31, 2022. The unaudited interim consolidated financial statements and notes to consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (the "2021 Annual Report").
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
Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements. Management estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period, and disclosure of contingent assets and liabilities at the reporting date. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Items subject to such estimates and assumptions include, but are not limited to: the allowance for credit losses; the valuation of deferred tax assets, valuation of acquired intangibles and goodwill, accrued expenses, and share based compensation; the allocation of goodwill and other assets across the reporting units (segments); and reserves for income tax uncertainties and other contingencies.

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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of December 31, 2021, we had one foreign currency forward contract outstanding between the pound sterling and the euro with a notional balance of €4.1 million. The change in fair value of this contracts represented a net gain included in Other operating expenses of $11 during the three months ended December 31, 2021. We did not have any outstanding foreign currency forward contracts as of December 31, 2020.

Fair Value Measurements

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels in accordance with Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurement:

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

Cash and Cash Equivalents, and Restricted Cash

Cash and cash equivalents include cash held at banks and highly liquid investments with original maturities of three months or less. As of December 31, 2021 and March 31, 2021, the Company had cash balances with banks in excess of insured limits. The Company believes it is not exposed to any significant credit risk with respect to Cash and cash equivalents.
The following table provides a reconciliation of Cash and cash equivalents, and Restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	December 31, 2021	March 31, 2021
Cash and cash equivalents	$1,058,603	$846,851
Restricted cash (1)	373	373
Total cash, cash equivalents, and restricted cash	$1,058,976	$847,224
(1)Restricted cash as of December 31, 2021 and March 31, 2021 consisted of a cash secured letter of credit issued for our Frankfurt office.

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Income Taxes

The Company files consolidated federal income tax returns, as well as consolidated and separate returns in state and local jurisdictions, and the Company reports income tax expense on this basis.
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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. Goodwill is reviewed for impairment in accordance with Accounting Standards Update ("ASU") No. 2011-08, Testing Goodwill for Impairment, which permits management to make a qualitative assessment of whether it is more likely than not that one of its reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If management concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then management would not be required to perform the two-step impairment test for that reporting unit. If the assessment indicates that it is more likely than not that the reporting unit’s fair value is less than its carrying value, management must test further for impairment utilizing a two-step progress. Step 1 compares the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds the estimated fair value, an impairment exists and is measured in Step 2 as the excess of the recorded amount of goodwill over the implied fair value of goodwill resulting from the valuation of the reporting unit. Impairment testing of goodwill requires a significant amount of judgment in assessing qualitative factors and estimating the fair value of the reporting unit, if necessary. The fair value is determined using an estimated market value approach, which considers estimates of future after tax cash flows, including a terminal value based on market earnings multiples, discounted at an appropriate market rate. As of December 31, 2021, management concluded that it was not more likely than not that the Company’s reporting units’ fair value was less than their carrying amount and no further impairment testing had been considered necessary.
Indefinite-lived intangible assets are reviewed annually for impairment in accordance with ASU 2012-02, Testing Indefinite-lived Intangible Assets for Impairment, which provides management the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. As of December 31, 2021, management concluded that it was not more likely than not that the fair values were less than the carrying values.
Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group (inclusive of other long-lived assets) be tested for possible impairment, management first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of December 31, 2021, no events or changes in circumstances were identified that indicated that the carrying amount of the finite-lived intangible assets were not recoverable.
Business Combinations
Accounting for business combinations requires management to make significant estimates and assumptions. We allocate the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value as of the acquisition date, with the consideration in excess recorded a goodwill. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows, expected asset lives, geographic risk premiums, discount rates, and more. The amounts and useful lives assigned to acquisition-related intangible assets impact the amount and timing of future amortization expense.

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

The change in the Company’s contract assets and liabilities during the period primarily reflects the timing difference between the Company’s performance and the customer’s payment. The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	April 1, 2021	Increase/(Decrease)	December 31, 2021
Receivables (1)	$103,987	$88,401	$192,388
Unbilled work in progress, net of allowance for credit losses	118,115	(31,611)	86,504
Contract Assets (1)	4,422	(898)	3,524
Contract Liabilities (2)	27,868	(549)	27,319
(1)Included within Accounts receivable, net of allowance for credit losses in the December 31, 2021 Consolidated Balance Sheet.
(2)Included within Deferred income in the December 31, 2021 Consolidated Balance Sheet.

During the three and nine months ended December 31, 2021, $3 million and $19 million of Revenues, respectively, were recognized that were included in the Deferred income balance at the beginning of the period.

As a practical expedient, the Company does not disclose information about remaining performance obligations pertaining to (i) contracts that have an original expected duration of one year or less, and/or (ii) contracts where the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that is or forms part of a single performance obligation. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at December 31, 2021.
Note 4 — Related Party Transactions
Other assets in the accompanying Consolidated Balance Sheets includes loans receivable from certain employees of $14,763 and $16,657 as of December 31, 2021 and March 31, 2021, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 5 — Fair Value Measurements
The following table presents information about the Company's financial assets, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	December 31, 2021
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$30,121	$—	$30,121
U.S. treasury securities	—	4,866	—	4,866
Certificates of Deposit	—	516	—	516
Total asset measured at fair value (1)	$—	$35,503	$—	$35,503
(1) Included within Investment securities in the Consolidated Balance Sheets.

	March 31, 2021
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$178,659	$—	$178,659
U.S. treasury securities	—	24,083	—	24,083
Total asset measured at fair value (1)	$—	$202,742	$—	$202,742
(1) Included within Investment securities in the Consolidated Balance Sheets.

The Company had no transfers between fair value levels during the nine months ended December 31, 2021.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 6 — Investment Securities
The amortized cost and gross unrealized gains (losses) of marketable investment securities accounted under the fair value method were as follows:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value (1)
Corporate debt securities	$30,409	$36	$(324)	$30,121
U.S. treasury securities	4,883	33	(50)	4,866
Certificates of Deposit	516	—	—	516
Total securities with unrealized gains/(losses)	$35,808	$69	$(374)	$35,503
(1) Included within Investment securities in the Consolidated Balance Sheets.

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value (1)
Corporate debt securities	$178,384	$389	$(114)	$178,659
U.S. treasury securities	23,761	322	—	24,083
Total securities with unrealized gains/(losses)	$202,145	$711	$(114)	$202,742
(1) Included within Investment securities in the Consolidated Balance Sheets.
Scheduled maturities of the debt securities held by the Company included within the investment securities portfolio were as follows:

	December 31, 2021		March 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$2,576	$2,576	$172,747	$172,798
Due within years two through five	33,232	32,927	29,398	29,944
Total debt within the investment securities portfolio	$35,808	$35,503	$202,145	$202,742
Note 7 — Allowance for Credit Losses
The following table presents information about the Company's allowance for credit losses:

December 31, 2021
Beginning balance	$11,782
Provision for bad debt, net	4,626
Recovery/(write-off) of uncollectible accounts, net	(1,063)
Ending balance	$15,345

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 8 — Property and Equipment
Property and equipment, net of accumulated depreciation consists of the following:

	December 31, 2021	March 31, 2021
Equipment	$9,238	8,795
Furniture and fixtures	25,879	21,493
Leasehold improvements	56,505	52,561
Computers and software	14,060	10,772
Other	7,429	7,056
Total cost	113,111	100,677
Less: accumulated depreciation	(61,361)	(54,307)
Total net book value	$51,750	$46,370
Additions to property and equipment during the nine months ended December 31, 2021 were primarily related to leasehold improvement costs incurred.
Depreciation expense of $4,621 and $2,756 was recognized for the three months ended December 31, 2021 and 2020, respectively, and $10,460 and $8,212 for the nine months ended December 31, 2021 and 2020, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 9 — Goodwill and Other Intangible Assets
The following table provides a reconciliation of Goodwill and other intangibles, net reported on the Consolidated Balance Sheets.

	Useful Lives	December 31, 2021	March 31, 2021
Goodwill	Indefinite	$1,082,934	$671,065
Tradename-Houlihan Lokey	Indefinite	192,210	192,210
Other intangible assets	Varies	93,264	6,809
Total cost		1,368,408	870,084
Less: accumulated amortization		(21,981)	(3,863)
Goodwill and other intangibles, net		$1,346,427	$866,221

Goodwill attributable to the Company’s business segments is as follows:

	April 1, 2021	Change (1)	December 31, 2021
Corporate Finance	$416,535	$411,869	$828,404
Financial Restructuring	162,815	—	162,815
Financial and Valuation Advisory	91,715	—	91,715
Goodwill	$671,065	$411,869	$1,082,934
(1)Changes pertain primarily to the acquisition of GCA Corporation. See Note 19 for additional information.

Amortization expense of approximately $15,454 and $1,193 was recognized for the three months ended December 31, 2021 and 2020, respectively, and $18,130 and $3,079 for the nine months ended December 31, 2021 and 2020, respectively.

The estimated future amortization for finite-lived intangible assets for each of the next five years and thereafter are as follows:

Year Ended March 31,
Remainder of 2022	$15,796
2023	45,120
2024	8,091
2025	1,877
2026 and thereafter	97
Note 10 — Loans Payable
On August 23, 2019, the Company entered into a syndicated revolving line of credit with Bank of America, N.A. and certain other financial institutions party thereto (the “2019 Line of Credit”), which allows for borrowings of up to $100.0 million (and, subject to certain conditions, provides the Company with an expansion option, which, if exercised in full, would provide for a total credit facility of $200.0 million) and matures on August 23, 2022 (or if such date is not a business day, the immediately preceding business day). The agreement governing the 2019 Line of Credit provides that borrowings bear interest at an annual rate of LIBOR plus 1.00%, commitment fees apply to unused amounts, and contains debt covenants which require that the Company maintain certain financial ratios. As of December 31, 2021 and March 31, 2021, no principal was outstanding under the 2019 Line of Credit.

Prior to our initial public offering in August 2015 of 12,075,000 shares of Houlihan Lokey, Inc. Class A common stock (the "IPO"), Fram Holdings, Inc., a Delaware corporation and, prior to our IPO, our indirect parent company, maintained certain loans payable to former shareholders consisting of unsecured notes payable which were transferred to the Company in conjunction with the IPO. The average interest rate on the individual notes was 1.38% and 1.46% as of December 31, 2021 and 2020, respectively, and the maturity dates range from 2020 to 2027. The Company incurred interest expense on these notes of $2 and $5 for the three months ended December 31, 2021 and 2020, respectively, and $8 and $18 for the nine months ended December 31, 2021 and 2020, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
In April 2018, the Company acquired Quayle Munro Limited. Total consideration included non-interest bearing unsecured convertible loans totaling GBP 10.5 million payable on May 31, 2022, which is included in Other liabilities in the accompanying Consolidated Balance Sheets. Under certain circumstances, the notes may be exchanged for Company Class B common stock over a three-year period in equal annual installments starting on May 31, 2020. The Company incurred imputed interest expense on these notes of $34 and $68 for the three months ended December 31, 2021 and 2020, respectively, and $128 and $218 for the nine months ended December 31, 2021 and 2020, respectively.
In May 2018, the Company acquired BearTooth Advisors. Total consideration included an unsecured note of $2.8 million bearing interest at an annual rate of 2.88% and payable on May 21, 2048. This note was subsequently assigned by the seller to the former BearTooth principals (who became employees of the Company), and, under certain circumstances, is convertible into Company Class B common stock after the fifth anniversary of the closing of the transaction. The Company incurred interest expense on this note of $26 for each of the three months ended December 31, 2021 and 2020 and $79 for each of the nine months ended December 31, 2021 and 2020.
In December 2019, the Company acquired Freeman & Co. Total consideration included an unsecured note of $4.0 million bearing interest at an annual rate of 2.75% and payable on December 16, 2049. The note issued by the Company to the seller was distributed to the former principals of Freeman & Co. (who became employees of the Company). Under certain circumstances, the note may be exchanged by each principal for Company stock over a four-year period in equal annual installments starting in December 2020. The Company incurred interest expense on this note of $20 and $28 for the three months ended December 31, 2021 and 2020, respectively, and $59 and $83 for the nine months ended December 31, 2021, and 2020, respectively.
In August 2020, the Company acquired MVP Capital, LLC (“MVP”). Total consideration included an unsecured non-interest bearing note of $4.5 million payable August 14, 2050. The note was issued by the Company to the former principals and sellers of MVP (who became employees of the Company). Under certain circumstances, the note may be exchanged by each seller for a combination of cash and Company stock over a three-year period in equal annual installments starting in August 2021. Contingent consideration was also issued in connection with the acquisition of MVP, which had a carrying value of $12.7 million as of December 31, 2021 and March 31, 2021, which is included in Other liabilities in our Consolidated Balance Sheets.
In July 2021, the Company acquired Baylor Klein, Ltd (“BK”). Contingent consideration was issued in connection with the acquisition of BK, which had a carrying value of $18.7 million as of December 31, 2021, which is included in Other Liabilities in our Consolidated Balance Sheet.
The scheduled aggregate repayments of our Loans payable to former shareholders, Other liabilities, and the Loan payable to non-affiliates in the accompanying Consolidated Balance Sheet on a fiscal year-end basis as of December 31, 2021 are as follows:

Remaining 2022 (1)	$71,466
2023	28,020
2024	7,260
2025	15,863
2026	713
2027 and thereafter	10,227
Total	$133,549
(1) Includes $57.7 million for the acquisition of GCA Corporation shares not purchased through the tender offer, included within Other liabilities. See Note 19 and Note 20 for additional information.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 11 — Accumulated Other Comprehensive (Loss)
Accumulated other comprehensive (loss) is comprised of Foreign currency translation adjustments of $(1,824) and $14,037 for the three months ended December 31, 2021 and 2020, respectively, and $(6,236) and $22,407 for the nine months ended December 31, 2021, and 2020, respectively. We do not expect the change in foreign currency translation to have a material impact on our operating results and financial position.

Accumulated other comprehensive (loss) as of December 31, 2021 was comprised of the following:

Balance, April 1, 2021	$(20,176)
Foreign currency translation adjustment	(6,236)
Balance, December 31, 2021	$(26,412)
Note 12 — Income Taxes
The Company’s provision for income taxes was $74,699 and $40,088 for the three months ended December 31, 2021 and 2020, respectively, and $140,099 and $56,020 for the nine months ended December 31, 2021, and 2020, respectively. These represent effective tax rates of 30.0% and 25.3% for the three months ended December 31, 2021 and 2020, respectively, and 27.3% and 20.8% for the nine months ended December 31, 2021, and 2020, respectively.
Note 13 — Earnings Per Share
The calculations of basic and diluted earnings per share attributable to holders of shares of common stock are presented below.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Numerator:
Net income attributable Houlihan Lokey, Inc.	$173,735	$118,515	$372,578	$213,405
Denominator:
Weighted average shares of common stock outstanding — basic	64,914,373	66,547,587	65,259,927	65,680,516
Weighted average number of incremental shares pertaining to unvested restricted stock and issuable in respect of unvested restricted stock units, as calculated using the treasury stock method	3,365,566	2,808,760	3,260,922	2,915,987
Weighted average shares of common stock outstanding — diluted	68,279,939	69,356,347	68,520,849	68,596,503

Basic earnings per share	$2.68	$1.78	$5.71	$3.25
Diluted earnings per share	$2.54	$1.71	$5.44	$3.11

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 14 — Employee Benefit Plans
Defined Contribution Plans

The Company sponsors a 401(k) defined contribution savings plan for its domestic employees and defined contribution retirement plans for its international employees. The Company contributed approximately $2,556 and $2,327 to these plans during the three months ended December 31, 2021 and 2020, respectively, and $5,304 and $4,368 during the nine months ended December 31, 2021 and 2020, respectively.
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
No excess tax benefit was recognized during the three months ended December 31, 2021 or 2020. An excess tax benefit of $6,922 and $13,408 was recognized during the nine months ended December 31, 2021 and 2020, respectively, as a component of the provision for income taxes and an operating activity on the Consolidated Statements of Cash Flows. The excess tax benefits recognized during the nine months ended December 31, 2021 and 2020 were related to shares vested in April and May 2021 and 2020, respectively.
The share awards are classified as equity awards at the time of grant unless the number of shares granted is unknown. Awards that are settleable in shares based upon a future determinable stock price are classified as liabilities until the price is established and the resulting number of shares is known, at which time they are re-classified from liabilities to equity awards. Activity in equity classified share awards which relate to the Company's 2016 Incentive Plan during the nine months ended December 31, 2021 and 2020 is as follows:

Unvested Share Awards	Shares	Weighted Average Grant Date Fair Value
Balance, April 1, 2021	2,744,605	$51.37
Granted	1,640,456	73.19
Vested	(1,039,535)	47.80
Forfeited/Repurchased	(71,914)	60.95
Balance, December 31, 2021	3,273,612	$63.22

Balance, April 1, 2020	3,539,047	$39.13
Granted	1,044,741	60.60
Vested	(1,770,294)	32.36
Forfeited/Repurchased	(60,904)	50.69
Balance, December 31, 2020	2,752,590	$51.37

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Activity in liability classified share awards during the nine months ended December 31, 2021 and 2020 is as follows:

Awards Settleable in Shares	Fair Value
Balance, April 1, 2021	$16,950
Offer to grant	2,076
Share price determined-converted to cash payments	(2,676)
Share price determined-transferred to equity grants	(4,269)
Forfeited	—
Balance, December 31, 2021	$12,081

Balance, April 1, 2020	$21,676
Offer to grant	6,410
Share price determined-converted to cash payments	(52)
Share price determined-transferred to equity grants	(6,457)
Forfeited	(274)
Balance, December 31, 2020	$21,303

Compensation expenses for the Company associated with both equity and liability classified awards totaled $19,152 and $12,642 for the three months ended December 31, 2021 and 2020, respectively, and $72,398 and $46,779 for the nine months ended December 31, 2021 and 2020, respectively.

As of December 31, 2021 and 2020, there was $159,084 and $143,660, respectively, of total unrecognized compensation cost related to unvested share awards granted under the 2016 Incentive Plan. These costs are recognized over a weighted average period of 1.5 years and 1.4 years, as of December 31, 2021 and 2020, respectively.

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Class A Common Stock

During the three months ended December 31, 2021 and 2020, 0 and 3,174 shares were issued to non-employee directors, respectively, and 642,693 and 790,025 shares were converted from Class B to Class A, respectively. During the nine months ended December 31, 2021 and 2020, 6,512 and 8,751 shares were issued to non-employee directors, respectively, and 1,745,778 and 3,121,294 shares were converted from Class B to Class A, respectively.

As of December 31, 2021, there were 50,870,525 Class A shares held by the public and 54,273 Class A shares held by non-employee directors. As of December 31, 2020, there were 51,578,208 Class A shares held by the public and 45,475 Class A shares held by non-employee directors.

Class B Common Stock

As of December 31, 2021 and 2020, there were 16,727,176 and 17,472,592, respectively, Class B shares held by the HL Voting Trust.

Dividends

Previously declared dividends related to unvested shares of $7,894 and $5,846 were unpaid as of December 31, 2021 and 2020, respectively.

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

During the three months ended December 31, 2021 and 2020, the Company repurchased 0 and 295 shares, respectively, of Class B common stock, to satisfy $0 and $19 of required withholding taxes in connection with the vesting of restricted awards, respectively. During the three months ended December 31, 2021, the Company repurchased an additional 644,900 shares of its outstanding Class A common stock at a weighted average price of $108.90 per share, excluding commissions, for an aggregate purchase price of $70,232. During the three months ended December 31, 2020, the Company repurchased an additional 283,035 shares of its outstanding Class A common stock at a weighted average price of $65.69 per share, excluding commissions, for an aggregate purchase price of $18,593.

During the nine months ended December 31, 2021 and 2020, the Company repurchased 455,402 and 286,730 shares, respectively, of Class B common stock, to satisfy $33,700 and $17,810 of required withholding taxes in connection with the vesting of restricted awards, respectively. During the nine months ended December 31, 2021 the Company repurchased an additional 2,072,934 shares of its outstanding Class A common stock at a weighted average price of $88.35 per share, excluding commissions, for an aggregate purchase price of $183,136. During the nine months ended December 31, 2020, the Company repurchased an additional 684,995 shares of its outstanding Class A common stock at a weighted average price of $65.69 per share, excluding commissions, for an aggregate purchase price of $18,593.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 16 — Leases
Lessee Arrangements

Operating Leases

We lease real estate and equipment used in operations from third parties. As of December 31, 2021, the remaining term of our operating leases ranged from 1 to 15 years with various automatic extensions.
The following table outlines the maturity of our existing operating lease liabilities on a fiscal year-end basis as of December 31, 2021.

Maturity of Operating Leases

Operating Leases
Remaining 2022	$8,997
2023	32,830
2024	26,598
2025	26,486
2026	23,704
Thereafter	95,638
Total	214,253
Less: present value discount	(26,989)
Operating lease liabilities	$187,264

As of December 31, 2021, the Company has entered into operating leases for additional office space that have not yet commenced for approximately $131 million. These operating leases will commence between fiscal year 2022 and fiscal year 2024 with lease terms of 3 years to 10 years.
Lease costs

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Operating lease expense	$14,705	$7,169	$28,379	$21,967
Variable lease expense (1)	(398)	2,913	5,131	8,040
Short-term lease expense	44	57	134	157
Less: Sublease income	—	(53)	(18)	(154)
Total lease costs	$14,351	$10,086	$33,626	$30,010
(1)Primarily consists of payments for property taxes, common area maintenance and usage based operating costs.
Weighted-average details

	December 31,
	2021	2020
Weighted-average remaining lease term (years)	8	9
Weighted-average discount rate	3.5%	3.8%

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Supplemental cash flow information related to leases:

	Nine Months Ended December 31,
	2021	2020
Operating cash flows:
Cash paid for amounts included in the measurement of Operating lease liabilities	$24,275	$23,658

Non-cash activity:
Operating lease right-of-use assets obtained in exchange of Operating lease liabilities	$7,736	$30,246
Change in Operating lease right-of-use assets due to remeasurement	(7,760)	(1,208)
Note 17 — Commitments and Contingencies
The Company has been named in various legal actions arising in the normal course of business. In the opinion of the Company, in consultation with legal counsel, the final resolutions of these matters are not expected to have a material adverse effect on the Company’s financial condition, operations and cash flows.
The Company also provides routine indemnifications relating to certain real estate (office) lease agreements under which it may be required to indemnify property owners for claims and other liabilities arising from the Company’s use of the applicable premises. In addition, the Company guarantees the performance of its subsidiaries under certain office lease agreements. The terms of these obligations vary, and because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the maximum amount that it could be obligated to pay under such contracts. Based on historical experience and evaluation of specific indemnities, management believes that judgments, if any, against the Company related to such matters are not likely to have a material effect on the consolidated financial statements. Accordingly, the Company has not recorded any liability for these obligations as of December 31, 2021 or March 31, 2021.
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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Revenues by segment
Corporate Finance	$715,663	$306,171	$1,314,064	$502,191
Financial Restructuring	89,273	177,995	271,232	392,006
Financial and Valuation Advisory	83,862	53,710	213,496	130,551
Revenues	$888,798	$537,876	$1,798,792	$1,024,748

Segment profit (1)
Corporate Finance	$277,546	$96,431	$513,880	$143,167
Financial Restructuring	15,310	78,855	61,485	169,832
Financial and Valuation Advisory	28,127	13,901	68,703	33,213
Total segment profit	320,983	189,187	644,068	346,212
Corporate expenses (2)	71,723	30,771	129,813	78,331
Other (income)/expense, net	253	(187)	1,005	(1,544)
Income before provision for income taxes	$249,007	$158,603	$513,250	$269,425
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

	December 31, 2021	March 31, 2021
Assets by segment
Corporate Finance	$996,830	$575,241
Financial Restructuring	188,796	181,239
Financial and Valuation Advisory	152,888	136,761
Total segment assets	1,338,514	893,241
Corporate assets	1,707,248	1,532,826
Total assets	$3,045,762	$2,426,067

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Income before provision for income taxes by geography
United States	$196,322	$123,774	$407,563	$210,580
International	52,685	34,829	105,687	58,845
Income before provision for income taxes	$249,007	$158,603	$513,250	$269,425

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Revenues by geography
United States	$646,301	$414,891	$1,390,754	$815,904
International	242,497	122,985	408,038	208,844
Revenues	$888,798	$537,876	$1,798,792	$1,024,748

	December 31, 2021	March 31, 2021
Assets by geography
United States	2,034,207	1,837,332
International	1,011,555	588,735
Total assets	$3,045,762	$2,426,067
Note 19 — Business Combinations
On October 4, 2021 ("the Acquisition Date"), the Company completed a tender offer process resulting in the Company's acquisition of approximately 90% of GCA Corporation's (“GCA”) common stock for cash consideration of $531.9 million. The Company then acquired the GCA shares not purchased through the tender offer by way of a second-step transaction, which occurred on November 5, 2021 for $57.7 million (included within Other liabilities in the December 31, 2021 Consolidated Balance Sheet). The consideration for these shares was paid on January 20, 2022, subsequent to the period ended December 31, 2021. This all-cash transaction was valued at approximately $589.6 million, based on the consideration of ¥1,398 per share of GCA. Total GCA related transaction costs included in non-compensation expenses were $(5,436) and $(6,513) for the three and nine months ended December 31, 2021, respectively.

GCA is a global technology-focused investment bank providing M&A advisory and capital markets advisory services in Europe, Japan/Asia, and the United States. The addition of GCA significantly increases the Company's position in the technology sector, which is critical to meeting the needs of our clients as technology increasingly touches every business sector. GCA also increases the depth and breadth of our UK and European operations and this significant increase in scale has a direct impact on our ability to better serve our clients, both corporate and private equity, and meaningfully expands our geographic footprint in the UK and Europe. GCA also creates a significant platform for us to build from in the Asia Pacific region, meaningfully increasing our presence there and allowing us to begin to reach for scale in this rapidly growing part of the world.

Acquisition Consideration
GCA common shares, including employee share-based payment awards outstanding, as of the Acquisition Date	49,382,808
Cash consideration per share	¥1,398
Cash consideration for tendered common shares	$531,883
Cash consideration for remaining shares purchased	57,686
Total cash consideration	$589,569

The Company financed the acquisition with cash on hand.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)

Purchase Price Allocation

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as part of the GCA acquisition. We made significant estimates and exercised significant judgment in estimating fair values and accounting for such acquired assets and liabilities. Such fair values are preliminary estimates and are subject to adjustment for up to one year after the acquisition date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. The intangible assets subject to amortization will be amortized on a straight-line basis over their estimated useful lives as of the acquisition date.

	Fair Value	Weighted-Average Amortization Period
Assets acquired:
Cash and cash equivalents	$226,550
Investment securities	515
Accounts receivable	53,431
Unbilled work in progress	4,672
Property and equipment	8,727
Operating lease right-of-use assets	27,383
Receivable from affiliates	1,288
Other assets	20,503
Intangible assets other than goodwill
Backlog	42,000	1.2 years
Trade name	17,100	2.0 years
Customer relationships	15,200	1.0 year
Total intangible assets acquired	74,300	1.3 years
Total assets	417,369

Liabilities assumed:
Accrued salaries and bonuses	152,409
Accounts payable and accrued expenses	22,627
Payable to affiliates	15
Deferred income	78
Income taxes payable	5,857
Deferred income taxes	3,199
Operating lease liabilities	27,527
Other liabilities	19,897
Total liabilities	231,609
Net identifiable assets acquired	185,760
Goodwill	403,809
Total GCA equity value	$589,569

We applied the acquisition method of accounting in accordance with Financial Accounting Standards Board ("FASB") ASC Topic 805, Business Combinations ("ASC 805"). Goodwill of $403.8 million was recognized as a result of the transaction and relates to (i) the value of assets that do not meet the definition of an identifiable intangible asset under ASC 805, but that do contribute to the value of the acquired business, including the assembled workforce and relationships with customers that are not tracked; (ii) the assemblage value associated with acquiring an on-going business whose value is worth more than simply the sum of its parts; and (iii) the expected synergies associated with combining global operations. None of the goodwill recognized is expected to be deductible for income tax purposes. The goodwill recognized is attributable to our CF business segment.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
The results of operations for GCA have been included in the Company's Consolidated Financial Statements since the acquisition date. GCA contributed $210.5 million and $12.1 million, to Revenue and Net income, respectively, for the period from the Acquisition Date to December 31, 2021.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information is presented to illustrate the estimated effects of the acquisition of GCA on the Company as if it had occurred on April 1, 2020, the first day of the Company's fiscal year-end 2021, and is not necessarily indicative of either future results of operations or results that may have been achieved had the acquisition been consummated as of this date. The below unaudited pro forma results include certain pro forma adjustments to net earnings that were directly attributable to the acquisition, as if the acquisition had occurred on April 1, 2020, including the following:

•Elimination of transaction costs incurred by the Company directly attributable to the GCA acquisition of $(5,436) and $(6,513) for the three and nine months ended December 31, 2021, respectively.
•An increase/(decrease) of amortization expense of $(12,117) and $14,688 for the three months ended December 31, 2021 and 2020, respectively, and $(437) and $43,589 for the nine months ended December 31, 2021 and 2020, respectively, directly attributable to the GCA acquisition. This amortization was recognized as a result of the allocation of purchase consideration to the definite-lived intangible assets subject to amortization, noted above.
•Resulting tax impact of above adjustments of $5,266 and $(3,716), for the three months ended December 31, 2021 and 2020, respectively, and $1,897 and $(9,067) for the nine months ended December 31, 2020 and 2021, respectively.

	(Unaudited)
	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Revenue	$888,798	$625,791	$2,047,030	$1,198,360
Net income	186,595	110,913	397,285	187,270
Note 20 — Subsequent Events
On January 20, 2022, the Company completed its final payment of $57.7 million for the remaining shares of GCA. See Note 19 for additional information.
On January 26, 2022, the Company's board of directors declared a quarterly cash dividend of $0.43 per share of Class A and Class B common stock, payable on March 15, 2022, to shareholders of record on March 2, 2022.

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
Our employee compensation and benefits expense consists of base salary, payroll taxes, benefits, annual incentive compensation payable as cash bonus awards, deferred cash bonus awards, and the amortization of equity-based bonus awards. Base salary and benefits are paid ratably throughout the year. Our annual equity-based bonus awards include fixed share compensation awards and liability classified fixed dollar awards as a component of the annual bonus awards for certain employees. These equity awards are generally subject to annual vesting requirements over a four-year period beginning at the date of grant, which occurs in the first quarter of each fiscal year; accordingly, expenses are amortized over the stated vesting period. In most circumstances, the unvested portion of these awards is subject to forfeiture should the employee depart from the Company. Cash bonuses, which are accrued monthly, are discretionary and dependent upon a number of factors including the Company's performance, and are generally paid in the first fiscal quarter of each fiscal year with respect to prior year performance. Generally, a portion of the cash bonus is deferred and paid in the third quarter of the fiscal year in which the bonus is awarded. Annual bonuses paid to employees of GCA Corporation (“GCA”) were historically paid in the first calendar quarter of each year and we will maintain that schedule for calendar year 2022 and pay all GCA bonuses in the first calendar quarter of 2022 with respect to calendar year 2021 performance. Bonuses paid to GCA employees in 2022 will include both cash and Houlihan Lokey Class B common stock awards subject to vesting similar to what is described above. After the first calendar quarter 2022 payment, GCA will be on the same bonus schedule as Houlihan Lokey referred to above. We refer to the ratio of our employee compensation and benefits expenses to our revenues as our "Compensation Ratio."
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
Other Income/(Expense), Net
Other (income)/expense, net includes (i) interest income earned on non-marketable and investment securities, cash and cash equivalents, loans receivable from affiliates, employee loans, and commercial paper, (ii) interest expense and fees on our 2019 Line of Credit (defined herein), (iii) interest expense on the loan payable to affiliate, loans payable to former shareholders, and the loan payable to non-affiliates, (iv) equity income and/or gains or losses from funds and partnership interests where we have more than a minor ownership interest or more than minor influence over operations, but do not have a controlling interest and are not the primary beneficiary, and (v) gains and/or losses associated with the reduction/increase of earnout liabilities.
Results of Consolidated Operations
The following is a discussion of our results of operations for the nine months ended December 31, 2021 and 2020. As described in Note 19 of Part I, Item 1 of this Form 10-Q, on October 4, 2021 ("the Acquisition Date"), the Company completed step one of a two step the acquisition of GCA. Our results of consolidated operations include those of GCA from the Acquisition Date through December 31, 2021. For a more detailed discussion of the factors that affected the revenues and the operating expenses of our CF, FR, and FVA business segments in these periods, see Part I, Item 2 of this Form 10-Q under the heading “Business Segments” below.

	Three Months Ended December 31,			Nine Months Ended December 31,
($ in thousands)	2021	2020	Change	2021	2020	Change
Revenues	$888,798	$537,876	65%	$1,798,792	$1,024,748	76%
Operating expenses:
Employee compensation and benefits	549,376	339,743	62%	1,115,054	654,113	70%
Non-compensation	90,162	39,717	127%	169,483	102,754	65%
Total operating expenses	639,538	379,460	69%	1,284,537	756,867	70%
Operating income	249,260	158,416	57%	514,255	267,881	92%
Other (income)/expense, net	253	(187)	(235)%	1,005	(1,544)	(165)%
Income before provision for income taxes	249,007	158,603	57%	513,250	269,425	90%
Provision for income taxes	74,699	40,088	86%	140,099	56,020	150%
Net income	$174,308	$118,515	47%	$373,151	$213,405	75%
Net income attributable to noncontrolling interest	$(573)	$—	100%	$(573)	$—	100%
Net income attributable to Houlihan Lokey, Inc.	$173,735	$118,515	47%	$372,578	$213,405	75%
Three Months Ended December 31, 2021 versus December 31, 2020
Revenues were $888.8 million for the three months ended December 31, 2021, compared with $537.9 million for the three months ended December 31, 2020, representing an increase of 65%. Revenues increased primarily as a result of (i) the completion of our acquisition of GCA during the third quarter ended December 31, 2021, resulting in the consolidation of their operating results and (ii) a significant increase in the number of closed transactions and the average transaction fee on closed transactions for our CF business segment. For the quarter, CF revenues increased 134%, FR revenues decreased (50)%, and FVA revenues increased 56% when compared with the three months ended December 31, 2020. All revenues associated with GCA for the third quarter ended December 31, 2021 are included in our CF business segment.

Operating expenses were $639.5 million for the three months ended December 31, 2021, compared with $379.5 million for the three months ended December 31, 2020, representing an increase of 69%. Employee compensation and benefits expense, as a component of operating expenses, was $549.4 million for the three months ended December 31, 2021, compared with $339.7 million for the three months ended December 31, 2020, representing an increase of 62%. The increase in employee compensation and benefits expense was primarily a result of an increase in revenues for the quarter when compared with the same quarter last year. The Compensation Ratio was 61.8% for the three months ended December 31, 2021, compared with 63.2% for the three months ended December 31, 2020. Non-compensation expense, as a component of operating expenses, was $90.2 million for the three months ended December 31, 2021, compared with $39.7 million for the three months ended December 31, 2020, representing an increase of 127%. The increase in non-compensation expense was primarily a result of non-compensation expenses attributable to GCA, amortization of intangible assets recognized in connection with the acquisition of GCA, integration and acquisition related costs associated with our acquisition of GCA and an increase in travel, meals, and entertainment expenses and other operating expenses.

Other (income)/expense, net decreased (235)% to $0.3 million for the three months ended December 31, 2021, compared with $(0.2) million for the three months ended December 31, 2020, primarily due to a loss recognized on an equity method investment.

The provision for income taxes for the three months ended December 31, 2021 was $74.7 million, which reflected an effective tax rate of 30.0%. The provision for income taxes for the three months ended December 31, 2020 was $40.1 million which reflected an effective tax rate of 25.3%. The increase in the Company’s tax rate during the third quarter ended December 31, 2021 relative to the same period in 2020 was primarily a result of increased state taxes, increased non-deductible expenses and increased foreign taxes.

Nine Months Ended December 31, 2021 versus December 31, 2020

Revenues were $1,798.8 million for the nine months ended December 31, 2021, compared with $1,024.7 million for the nine months ended December 31, 2020, representing an increase of 76%. Revenues increased primarily as a result of (i) the completion of our acquisition of GCA during the third quarter ended December 31, 2021, resulting in the consolidation of their operating results and (ii) a significant increase in the number of closed transactions and the average transaction fee on closed transactions for our CF business segment. For the nine months ended December 31, 2021, CF revenues increased 162%, FR revenues decreased (31)%, and FVA revenues increased 64% when compared with the nine months ended December 31, 2020.

Operating expenses were $1,284.5 million for the nine months ended December 31, 2021, compared with $756.9 million for the nine months ended December 31, 2020, an increase of 70%. Employee compensation and benefits expense, as a component of operating expenses, was $1,115.1 million for the nine months ended December 31, 2021, compared with $654.1 million for the nine months ended December 31, 2020, an increase of 70%. The increase in employee compensation and benefits expense was primarily a result of higher revenues when compared with the same period last year. The Compensation Ratio was 62.0% for the nine months ended December 31, 2021, compared with 63.8% for the nine months ended December 31, 2020. Non-compensation expense, as a component of operating expenses, was $169.5 million for the nine months ended December 31, 2021, compared with $102.8 million for the nine months ended December 31, 2020, an increase of 65%. The increase in non-compensation expense was primarily a result of non-compensation expenses attributable to GCA, amortization of intangible assets recognized in connection with the acquisition of GCA, integration and acquisition related costs associated with our acquisition of GCA and an increase in travel, meals, and entertainment expenses and other operating expenses.

Other (income)/expense, net decreased (165)% to $1.0 million for the nine months ended December 31, 2021, compared with $(1.5) million for the nine months ended December 31, 2020, primarily due to a loss recognized on an equity method investment.

The provision for income taxes for the nine months ended December 31, 2021 was $140.1 million, which reflected an effective tax rate of 27.3%. The provision for income taxes for the nine months ended December 31, 2020 was $56.0 million, which reflected an effective tax rate of 20.8%. The increase in the Company's tax rate during the nine months ended December 31, 2021 relative to the same period in 2020 was primarily a result of increased state taxes, increased foreign taxes and decreased stock compensation deductions.

Business Segments
The following table presents revenues, expenses and contributions from our continuing operations by business segment. The revenues by segment represents each segment’s revenues, and the profit by segment represents profit for each segment before corporate expenses, other (income)/expense, net, and income taxes.

	Three Months Ended December 31,			Nine Months Ended December 31,
($ in thousands)	2021	2020	Change	2021	2020	Change
Revenues by Segment
Corporate Finance	$715,663	$306,171	134%	$1,314,064	$502,191	162%
Financial Restructuring	89,273	177,995	(50)%	271,232	392,006	(31)%
Financial and Valuation Advisory	83,862	53,710	56%	213,496	130,551	64%
Revenues	$888,798	$537,876	65%	$1,798,792	$1,024,748	76%

Segment Profit (1)
Corporate Finance	$277,546	$96,431	188%	$513,880	$143,167	259%
Financial Restructuring	15,310	78,855	(81)%	61,485	169,832	(64)%
Financial and Valuation Advisory	28,127	13,901	102%	68,703	33,213	107%
Total Segment Profit	320,983	189,187	70%	644,068	346,212	86%
Corporate Expenses (2)	71,723	30,771	133%	129,813	78,331	66%
Other (income)/expense, net	253	(187)	(235)%	1,005	(1,544)	(165)%
Income before provision for income taxes	$249,007	$158,603	57%	$513,250	$269,425	90%

Segment Metrics
Number of Managing Directors
Corporate Finance	198	123	61%	198	123	61%
Financial Restructuring	52	47	11%	52	47	11%
Financial and Valuation Advisory	34	31	10%	34	31	10%
Number of Closed Transactions/Fee Events (3)
Corporate Finance	238	121	97%	456	209	118%
Financial Restructuring	21	44	(52)%	65	103	(37)%
Financial and Valuation Advisory	901	639	41%	1,673	1,134	48%
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
Corporate Finance
Three Months Ended December 31, 2021 versus December 31, 2020
Revenues for CF were $715.7 million for the three months ended December 31, 2021, compared with $306.2 million for the three months ended December 31, 2020, representing an increase of 134%. Revenues increased primarily due to (i) the completion of our acquisition of GCA during the third quarter ended December 31, 2021, resulting in the consolidation of their revenues into our CF business segment and (ii) a significant increase in the number of closed transactions and the average transaction fee on closed transactions.

Segment profit for CF was $277.5 million for the three months ended December 31, 2021, compared with $96.4 million for the three months ended December 31, 2020, representing an increase of 188%. Profitability increased primarily as a result of an increase in revenues and a decrease in compensation expenses as a percentage of revenues when compared to the same quarter last year.

Nine Months Ended December 31, 2021 versus December 31, 2020
Revenues for CF were $1,314.1 million for the nine months ended December 31, 2021, compared with $502.2 million for the nine months ended December 31, 2020, representing an increase of 162%. Revenues increased primarily due to a significant increase in the number of closed transactions and an increase in the average transaction fee on closed transactions when compared to the same period last year. Revenues also increased for the nine months ended December 31, 2021 due to the completion of our acquisition of GCA during the third quarter ended December 31, 2021, resulting in the consolidation of their revenues into our CF business segment.

Segment profit for CF was $513.9 million for the nine months ended December 31, 2021, compared with $143.2 million for the nine months ended December 31, 2020, representing an increase of 259%. Profitability increased primarily as a result of an increase in revenues and a decrease in compensation and non-compensation expenses as a percentage of revenues when compared to the same period last year.
Financial Restructuring
Three Months Ended December 31, 2021 versus December 31, 2020
Revenues for FR were $89.3 million for the three months ended December 31, 2021, compared with $178.0 million for the three months ended December 31, 2020, representing a decrease of (50)%. Revenues decreased primarily due to a decrease in the number of closed transactions when compared to the same quarter last year.

Segment profit for FR was $15.3 million for the three months ended December 31, 2021, compared with $78.9 million for the three months ended December 31, 2020, a decrease of (81)%. Profitability decreased primarily as a result of lower revenues and an increase in compensation expenses as a percentage of revenues when compared to the same quarter last year.
Nine Months Ended December 31, 2021 versus December 31, 2020
Revenues for FR were $271.2 million for the nine months ended December 31, 2021, compared with $392.0 million for the nine months ended December 31, 2020, representing a decrease of (31)%. The decrease in revenues was primarily a result of a decrease in the number of closed transactions when compared to the same period last year.

Segment profit for FR was $61.5 million for the nine months ended December 31, 2021, compared with $169.8 million for the nine months ended December 31, 2020, a decrease of (64)%. Profitability decreased primarily as a result of lower revenues and an increase in compensation expenses as a percentage of revenues when compared to the same period last year.
Financial and Valuation Advisory
Three Months Ended December 31, 2021 versus December 31, 2020
Revenues for FVA were $83.9 million for the three months ended December 31, 2021, compared with $53.7 million for the three months ended December 31, 2020, representing an increase of 56%. Revenues increased primarily as a result of an increase in the number of Fee Events when compared to the same quarter last year.

Segment profit for FVA was $28.1 million for the three months ended December 31, 2021, compared with $13.9 million for the three months ended December 31, 2020, an increase of 102%. Profitability increased primarily as a result of an increase in revenues when compared to the same quarter last year.
Nine Months Ended December 31, 2021 versus December 31, 2020
Revenues for FVA were $213.5 million for the nine months ended December 31, 2021, compared with $130.6 million for the nine months ended December 31, 2020, representing an increase of 64%. The increase in revenues was primarily a result of an increase in the number of Fee Events when compared to the same period last year.

Segment profit for FVA was $68.7 million for the nine months ended December 31, 2021, compared with $33.2 million for the nine months ended December 31, 2020, an increase of 107%. Profitability increased primarily as a result of an increase in revenues when compared to the same period last year.

Corporate Expenses
Three Months Ended December 31, 2021 versus December 31, 2020
Corporate expenses were $71.7 million for the three months ended December 31, 2021, compared with $30.8 million for the three months ended December 31, 2020. This 133% increase was primarily driven by corporate expenses attributable to GCA, integration and acquisition related costs associated with our acquisition of GCA and amortization and depreciation.
Nine Months Ended December 31, 2021 versus December 31, 2020
Corporate expenses were $129.8 million for the nine months ended December 31, 2021, compared with $78.3 million for the nine months ended December 31, 2020. This 66% increase was primarily driven by the aforementioned integration and acquisition related costs associated with our acquisition of GCA and amortization and depreciation.

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

Our cash and cash equivalents include cash held at banks. We maintain moderate levels of cash on hand in support of regulatory requirements for our registered broker-dealer. As of December 31, 2021 and March 31, 2021, we had $508 million and $283 million of cash in foreign subsidiaries, respectively. Our excess cash may be invested from time to time in short term investments, including treasury securities, commercial paper, certificates of deposit, and investment grade corporate debt securities, and special purpose acquisition companies. Please refer to Note 6 for further detail.

As of December 31, 2021 and March 31, 2021, our restricted cash, cash and cash equivalents, and investment securities were as follows:

(In thousands)	December 31, 2021	March 31, 2021
Cash and cash equivalents	$1,058,603	$846,851
Investment securities	39,829	208,618
Total unrestricted cash and cash equivalents, including investment securities	1,098,432	1,055,469
Restricted cash (1)	373	373
Total cash, cash equivalents, and restricted cash, including investment securities	$1,098,805	$1,055,842
(1)Represents a deposit in support of a letter of credit issued for our Frankfurt office.

Our liquidity is highly dependent upon cash receipts from clients that are generally dependent upon the successful completion of transactions, as well as the timing of receivables collections, which typically occur within 60 days of billing. As of December 31, 2021, accounts receivable, net of credit losses was $195.9 million. As of December 31, 2021, unbilled work in progress, net of credit losses was $86.5 million.

On August 23, 2019, the Company entered into a syndicated revolving line of credit with the Bank of America, N.A. and certain other financial institutions party thereto, which allows for borrowings of up to $100 million (and, subject to certain conditions, provides the Company with an expansion option, which, if exercised in full, would provide for a total credit facility of $200 million) and matures on August 23, 2022 (the "2019 Line of Credit"). As of December 31, 2021, no principal was outstanding under the 2019 Line of Credit. The agreement governing this facility provides that borrowings bear interest at an annual rate of LIBOR plus 1.00%, commitment fees apply to unused amounts, and contains debt covenants which require that the Company maintain certain financial ratios. The loan agreement requires compliance with certain loan covenants including but not limited to the maintenance of minimum consolidated earnings before interest, taxes, depreciation and amortization of no less than $150 million as of the end of any quarterly 12-month period and certain leverage ratios including a consolidated leverage ratio of less than 2.00 to 1.00. As of December 31, 2021, we were, and expect to continue to be, in compliance with such covenants.

The majority of the Company's payment obligations and commitments pertain to routine operating leases. The Company also has various obligations relating to notes payable and contingent consideration issued in connection with businesses previously acquired (see Note 10 included in Part I, Item 1 of this Form 10-Q).

In connection with certain acquisitions, certain employees may be entitled to deferred consideration, primarily in the form of retention payments, should certain service and/or performance conditions be met in the future. As a result of these conditions, such deferred consideration would be expensed as compensation in current and future periods and has been accrued as liabilities on the Consolidated Balance Sheets as of December 31, 2021 and March 31, 2021.

Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of our incentive compensation during the first and third quarters of each fiscal year. A summary of our operating, investing, and financing cash flows is as follows:

	Nine Months Ended December 31,
(In thousands)	2021	2020	Change
Operating activities:
Net income	$373,151	$213,405	75%
Non-cash charges	118,975	77,332	54%
Other operating activities	180,009	16,447	994%
Net cash provided by operating activities	672,135	307,184	119%
Net cash used in investing activities	(146,352)	(122,067)	20%
Net cash provided by/(used in) financing activities	(309,976)	57,181	(642)%
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(4,055)	10,988	(137)%
Net increase in cash, cash equivalents, and restricted cash	211,752	253,286	(16)%
Cash, cash equivalents, and restricted cash — beginning of period	847,224	380,746	123%
Cash, cash equivalents, and restricted cash — end of period	$1,058,976	$634,032	67%
Nine Months Ended December 31, 2021
Operating activities resulted in a net inflow of $672.1 million, primarily attributable to strong performance across the Company. Investing activities resulted in a net outflow of $(146.4) million, primarily attributable to the acquisition of GCA, as described in Note 19. Financing activities resulted in a net outflow of $(310.0) million, primarily attributable to share repurchases, dividend payments, and payments to settle employee tax obligations on share-based awards.
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
Business Combinations
Accounting for business combinations requires management to make significant estimates and assumptions. We allocate the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value as of the acquisition date, with the consideration in excess recorded a goodwill. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows, expected asset lives, geographic risk premiums, discount rates, and more. The amounts and useful lives assigned to acquisition-related intangible assets impact the amount and timing of future amortization expense.

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
Exchange Rate Risk

The exchange rate of the U.S. dollar relative to the currencies in the non-U.S. countries in which we operate may have an effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities and, therefore, be reflected as a change in other comprehensive income. Our non-U.S. assets and liabilities that are sensitive to exchange rates consist primarily of trade payables and receivables, work in progress, and cash. The net impact of the fluctuation of foreign currencies in other comprehensive income within the Consolidated Statements of Comprehensive Income was $(1,824) and $14,037 during the three months ended December 31, 2021 and 2020, respectively, and $(6,236) and $22,407 during the nine months ended December 31, 2021 and 2020, respectively.

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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of December 31, 2021, we had one foreign currency forward contract outstanding between the pound sterling and the euro with a notional balance of €4.1 million. The change in fair value of this contracts represented a net gain included in Other operating expenses of $11 during the three months ended December 31, 2021. We did not have any outstanding foreign currency forward contracts as of December 31, 2020.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities

On October 22, 2021, the Company issued 31,954 shares of Class B common stock to certain former employees of a business acquired in 2020. The Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering and received no proceeds in connection with this issuance.

The following table summarizes all of the repurchases of Houlihan Lokey, Inc. equity securities during the quarter ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2021 - October 31, 2021	—	$—	—	$239,252,908
November 1, 2021 - November 30, 2021	300,000	115.81	300,000	204,510,321
December 1, 2021 - December 31, 2021	344,900	102.90	344,900	169,021,404
Total	644,900	$108.90	644,900	$169,021,404
(1)The shares of Class A common stock repurchased through this program have been retired. In July 2021, the Company’s board of directors authorized an increase to the existing January 2021 share repurchase program, which provides for share repurchases of a new aggregate amount of up to $250 million of the Company's Class A common stock and Class B common stock.

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

HOULIHAN LOKEY, INC.

Date:	February 8, 2022	/s/ SCOTT L. BEISER
Scott L. Beiser
Chief Executive Officer
(Principal Executive Officer)

Date:	February 8, 2022	/s/ J. LINDSEY ALLEY
J. Lindsey Alley
Chief Financial Officer
(Principal Financial and Accounting Officer)