Form 10-K
period 2022-03-31
HOULIHAN LOKEY, INC.
filed 2022-05-27
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.        ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☒
As of September 30, 2021, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $4.69 billion.
As of May 23, 2022, the registrant had 49,464,157 shares of Class A common stock, $0.001 par value per share, and 17,080,479 shares of Class B common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2022 annual meeting of stockholders, which the Registrant anticipates will be filed no later than 120 days after the end of its fiscal year, are incorporated by reference in Part III of this Form 10‑K.

Auditor Name:    KPMG LLP        Auditor Location: Los Angeles, California            Auditor Firm ID: 185

HOULIHAN LOKEY, INC. AND SUBSIDIARIES

PART I

Unless the context otherwise requires, as used in this Annual Report on Form 10-K (“Form 10-K”), the terms the “Company,” “Houlihan Lokey, Inc.,” “Houlihan Lokey,” “HL,” "our firm,” “we,” “us” and “our” refer to Houlihan Lokey, Inc., a Delaware corporation (“HL DE”), and, in each case, unless otherwise stated, all of its subsidiaries. We use the term “ORIX USA” to refer to ORIX Corporation USA, a Delaware corporation and a wholly owned subsidiary of ORIX Corporation, a Japanese corporation. References to ORIX USA as a holder of our shares mean ORIX USA acting through its indirect wholly owned subsidiary, ORIX HLHZ Holding LLC, a Delaware limited liability company. We use the term “HL Holders” to refer to our current and former employees and members of our management who hold our Class B common stock through the Houlihan Lokey Voting Trust (the "HL Voting Trust"). We use the term “Fram” to refer to Fram Holdings, Inc., a Delaware corporation and formerly our indirect parent. References to the “IPO” mean our initial public offering in August 2015 of 12,075,000 shares of Houlihan Lokey, Inc. Class A common stock. Our fiscal year ends on March 31st; references to fiscal 2022, fiscal 2021, and fiscal 2020 are to our fiscal years ended March 31, 2022, 2021, and 2020, respectively; references in this Form 10-K to years are to calendar years unless otherwise noted.
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
•risks associated with our acquisitions (including integration), joint ventures and strategic investments;
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
Item 1.    Business
Established in 1972, Houlihan Lokey, Inc. is a leading global independent investment bank with expertise in mergers and acquisitions (M&A), capital markets, financial restructurings, and financial and valuation advisory. Through our offices in the United States, Europe, Asia, Australia, and the Middle East, we serve a diverse set of clients worldwide, including corporations, financial sponsors and government agencies. We provide our financial professionals with an integrated platform that enables them to deliver meaningful and differentiated advice to our clients. We advise our clients on critical strategic and financial decisions, employing a rigorous analytical approach coupled with deep product and industry expertise. We market our services through our product areas, our industry groups and our Financial Sponsors group, serving our clients in three primary business practices: Corporate Finance ("CF") encompassing M&A and capital markets advisory, Financial Restructuring ("FR") both out-of-court and in formal bankruptcy or insolvency proceedings and Financial and Valuation Advisory ("FVA"), including financial opinions and a variety of valuation and financial consulting services.
We are committed to a set of principles that serve as the backbone of our success. Independent advice and intellectual rigor, combined with consistent senior-level involvement, are hallmarks of our commitment to client service. Our entrepreneurial culture engenders our flexibility to collaborate across our business practices to provide world-class solutions for our clients. Our broad-based employee ownership serves to align the interests of employees and shareholders and further encourages a collaborative environment where our CF, FR and FVA professionals work together productively and creatively to solve our clients’ most critical financial issues. We enter into businesses or offer services where we believe we can excel based on our expertise, analytical sophistication, industry focus and competitive dynamics. Finally, we remain independent and specialized, focusing on advisory products and market segments where our expertise is both differentiating and less subject to conflicts of interest arising from non-advisory products and services, and where we believe we can be a market leader in a particular segment. We do not lend or engage in any securities sales and trading operations or research that might conflict with our clients’ interests. In addition to our three primary business practices discussed above, in 2021 we co-sponsored Advanced Merger Partners, Inc., a special purpose acquisition company, that completed an initial public offering and holds $287.5 million in trust.
As of March 31, 2022, we had a team of 1,686 financial professionals across 35 offices globally, serving more than 1,000 clients annually over the past several years, ranging from closely held companies to Fortune Global 500 corporations. Information on our segments is set forth in "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
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

Corporate Finance
As of March 31, 2022, we had 202 CF Managing Directors utilizing a collaborative, interdisciplinary approach to provide our clients with extensive industry and product expertise and global reach in a wide variety of M&A and capital markets transactions. We compete with boutique firms focused on particular industries or geographies as well as other global independent investment banks and bulge-bracket firms. A majority of our engagements relate to mid-cap transactions, which we believe is an attractive segment that is underserved by bulge-bracket investment banks. We believe that our deep sector expertise, significant senior banker involvement and attention, strong financial sponsor relationships and global platform provide a compelling value for our clients, engendering long-term relationships and providing a competitive advantage against our peers in this segment of the market.
We believe that through our industry groups we have a meaningful presence in every major industry segment, including: business services; consumer, food and retail; energy; financial services; healthcare; industrials; real estate, lodging and leisure; and technology. We continue to expand and deepen our specialized industry capabilities through a combination of internal promotion, external hires and acquisitions. While the majority of our engagements are in the United States, we continue to enhance our presence in other geographies, including Europe, Asia, Australia and the Middle East and we believe there will be continued opportunities to grow in regions outside the United States.

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

Financial Restructuring
As of March 31, 2022, we had 53 FR Managing Directors working around the globe, which we believe constitutes one of the largest restructuring groups in the investment banking industry. Our FR group has earned a reputation for being the advisor of choice for many of the largest and most complex restructurings, offering knowledge, experience, and creativity to address challenging situations. We operate in all major worldwide markets as debt issuances have increased around the world. Our FR professionals bring to bear deep expertise and experience in restructurings in the United States, Canada, Europe, Asia, Australia, the Middle East, Latin America and Africa. Given the depth and breadth of the team’s expertise and the high barriers to entry for this expertise and experience, international and multi-jurisdictional restructurings represent an attractive opportunity for our FR group.
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
Financial and Valuation Advisory
As of March 31, 2022, we had 34 Managing Directors in our FVA group, which we believe represents one of the largest and most respected valuation and financial opinion practices in the United States. We have developed a reputation as a thought-leader in the field of valuation, and our professionals produce influential studies and publications, which are recognized and valued throughout the financial industry. We believe our extensive transaction expertise and leadership in the fields of valuation, diligence, tax and financial analytics inspire the confidence of the financial executives, boards of directors, special committees, retained counsel, financial and strategic investors and business owners that we serve. We believe that our reputation for delivering an outstanding analytical product that will withstand legal or regulatory scrutiny coupled with our independent financial, accounting and tax skills makes us the advisor of choice for clients with complex valuation, transaction opinion, transaction accounting, tax and diligence needs.

Our core competencies in our FVA practice are based in our deep technical financial, accounting and tax skills. These capabilities include our ability to analyze and value companies, security interests, and different types of assets, including complex illiquid investments, as well as our ability to analyze, diligence and structure the financial and tax aspects of public and private transactions. We are organized around different service lines as each line has different regulatory or compliance specializations as well as different marketing channels.

Human Capital Resources
Our goal is to attract, develop and retain the best talent in our industry across all levels. We believe our compensation programs are competitive, offering a portion of compensation in deferred cash and a portion in deferred stock awards to provide incentives for our employees to remain with us. In addition, we strive to foster a collaborative environment to attract and retain employees, and we seek individuals who fit our culture of entrepreneurship, integrity, creativity, and commitment to our clients. For over 20 years, we have emphasized broad employee ownership as a way to align the incentives of our employees and shareholders. As of March 31, 2022, we had approximately 839 present and former employee shareholders that collectively owned approximately 27% of our equity with no single employee owning more than 2% of our equity. We believe that a strong emphasis on cultural fit during our recruiting process combined with broad employee ownership results in high retention rates.
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
Across our firm, we devote significant time and resources to training and mentoring our employees to ensure every person achieves their highest possible potential. We strive to identify and cultivate future leaders within our firm and are committed to developing our brightest and most ambitious junior professionals into Managing Directors. This philosophy of investing in our people has been and will continue to be core to our culture and organization. As of March 31, 2022, 2021, and 2020, we employed 2,257, 1,574, and 1,491 people, respectively, worldwide.
Competition
Our competitors are other investment banking and financial advisory firms. We compete on both a global and a regional basis, and on the basis of a number of factors, including industry knowledge, transaction execution skills, strength of client relationships, reputation, and price. We believe our primary competitors vary by product and industry expertise and would include the following: for our CF practice, Jefferies LLC, Lazard Ltd, Moelis & Company, N M Rothschild & Sons Limited, Piper Sandler Companies, Robert W. Baird & Co. Incorporated, Stifel Financial Corp., William Blair & Company, L.L.C., and the bulge-bracket investment banking firms; for our FR practice, Evercore Partners, Lazard Ltd, Moelis & Company, N M Rothschild & Sons Limited and PJT Partners; and for our FVA practice, the “big four” accounting firms, Lincoln International LLC, Duff & Phelps Corp., Alvarez & Marsal and various global financial advisory and accounting firms.
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

Regulation
United States
As a financial services provider, Houlihan Lokey is subject to extensive regulation in the United States and across the globe. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the United States, the Securities and Exchange Commission (the "SEC") is the federal agency responsible for the administration of the federal securities laws. Houlihan Lokey Capital, Inc. (“Houlihan Lokey Capital”) and Houlihan Lokey Advisors, LLC ("Houlihan Lokey Advisors"), two of our wholly owned subsidiaries, through which we conduct our CF, FR and transaction opinion businesses in the United States, are registered as a broker-dealers with the SEC. Houlihan Lokey Capital and Houlihan Lokey Advisors are subject to regulation and oversight by the SEC. In addition, the Financial Industry Regulatory Authority, Inc. ("FINRA"), a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its broker-dealer member firms, including Houlihan Lokey Capital and Houlihan Lokey Advisors. State securities regulators also have regulatory or oversight authority over Houlihan Lokey Capital and Houlihan Lokey Advisors in those states in which they do business.
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
Europe
Our European advisory business is conducted primarily through our subsidiaries namely, as regards the provision of regulated investment services:
•in the United Kingdom, Houlihan Lokey EMEA, LLP ("HL EMEA, LLP"), Houlihan Lokey UK Limited ("HL UK") and Houlihan Lokey (Corporate Finance) Limited (“HLCF Ltd”), a limited liability partnership and private limited companies, respectively, each of which is organized under the laws of England and Wales; and
•in Germany, Houlihan Lokey (Europe) GmbH (“HLE GmbH”) a private limited company organized under the laws of such jurisdiction with branches in England, France, and Spain in addition to its main office in Germany.

In addition to those entities referenced above, we also provide unregulated corporate finance advisory services through other subsidiaries in Germany, Italy, France, the Netherlands, Sweden, Switzerland, and Spain.

Each of HL EMEA, LLP, HL UK and HLCF Ltd are authorized and regulated by the United Kingdom’s Financial Conduct Authority. HL UK and HLCF Ltd were formerly named "GCA Altium Limited" and “Quayle Munro Limited”, respectively, and, following their acquisitions, we have continued to operate their businesses through such entities. The current U.K. regulatory regime is based upon the Financial Services and Markets Act 2000 (“FSMA”), together with secondary legislation and other rules made under FSMA and other relevant legislation. These rules govern our financial advisory business in the United Kingdom, including regulated activities, record keeping, approval standards for individuals, anti-money laundering and periodic reporting.

HLE GmbH, through which we now conduct our regulated business in the EU, was established in order to mitigate the effects of the United Kingdom ceasing to be a member of the EU (“Brexit”) on our European business, further to the end of the Brexit transitional period and the withdrawal of “passport” rights in favor of HL EMEA, LLP and HLCF Ltd. HLE GmbH is approved to conduct regulated investment services by the German regulatory authority, Bundesanstalt für Finanzdienstleistungsaufsicht (“BaFin”).

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

Australia
Houlihan Lokey (Australia) Pty Limited is licensed and subject to regulation by the Australian Securities & Investments Commission and must also comply with applicable provisions of the Corporations Act 2001 and other Australian legal and regulatory requirements, including capital adequacy rules, customer protection rules, and compliance with other applicable trading and investment banking regulations.

Middle East
Dubai, United Arab Emirates
Effective September 25, 2017, the Dubai Financial Services Authority ("DFSA") granted a license under Article 48 of the Regulatory Law 2004 to Houlihan Lokey (MEA Financial Advisory) Ltd. to provide certain regulated financial services from its office in the Dubai International Financial Centre. Such entity is subject to DFSA administered law and regulation (most notably certain applicable modules of the DFSA Rulebook), and individuals within it carrying out "licensed functions" (essentially senior management roles) are required to be approved by DFSA to so act.

Israel
In Israel we provide unregulated corporate finance advisory services through the Israel branch of Houlihan Lokey Israel Limited, a private limited company organized under the laws of England and Wales. The branch is registered with the Israeli Corporations Authority.

Asia
Hong Kong
In Hong Kong, the Securities and Futures Commission (the “SFC”) regulates our subsidiary, Houlihan Lokey (China) Limited. The compliance requirements of the SFC include, among other things, various codes of conduct and certain capital requirements. The SFC licenses the activities of the officers, directors, and employees of Houlihan Lokey (China) Limited, and requires the registration of such individuals as licensed representatives.
India
Houlihan Lokey’s Indian advisory business is conducted through GCA India Investment Advisers Private Limited, which is licensed by the Securities and Exchange Board of India (“SEBI”) as an Investment Adviser.
Japan
In Japan, financial advisory services are provided by Houlihan Lokey Corporation, G-FAS Corporation, HL Succession Corporation, and BIZIT Inc., none of which conducts regulated activities in Japan.
Singapore
In Singapore, Houlihan Lokey conducts its business through Houlihan Lokey (Singapore) Private Limited and Houlihan Lokey Advisers Singapore Private Limited, both of which are registered with the Monetary Authority of Singapore (“MAS”) as “exempt corporate finance advisers”, and are therefore able to provide exempt corporate finance advisory services to accredited investors only, subject to compliance with regulation governing such status as applicable from time to time in Singapore.
Vietnam
In Vietnam, Houlihan Lokey provides unregulated corporate finance advisory services through Houlihan Lokey Vietnam LLC.
Other
We are also subject to laws and regulations prohibiting corrupt or illegal payments to government officials and other persons, including the US Foreign Corrupt Practices Act and the UK Bribery Act. We maintain policies, procedures and internal controls intended to comply with those regulations.

Organizational Structure
Overview
Houlihan Lokey, Inc. is a holding company that operates our business through its subsidiaries, the primary subsidiaries being Houlihan Lokey Capital, HLFA and HL EMEA LLP, each of which is described above under “Regulation.”
The diagram below depicts our current organizational structure and the percentages are as of March 31, 2022:

HL Voting Trust
Public
Class B common stock
• 78.9% voting interest
• 27.3% economic interest
Class A common stock
• 21.1% voting interest
• 72.7% economic interest
Houlihan Lokey, Inc.
Houlihan Lokey, Inc.
Subsidiaries

HL Voting Trust Agreement
In connection with the successful completion of the initial public offering ("IPO") of our Class A common stock in August 2015, we entered into the Voting Trust Agreement (the “HL Voting Trust Agreement”) dated as of August 18, 2015 with the HL Holders and the trustees of the HL Voting Trust. Pursuant to the HL Voting Trust Agreement, the trustees have the right to vote the shares of our common stock deposited by any HL Holder, together with any shares of Class B common stock acquired by such HL Holder, in their sole and absolute discretion on any matter, without fiduciary duties of any kind to the HL Holders. As of March 31, 2022, the HL Voting Trust controlled approximately 78.9% of the total voting power of the Company.

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
We regularly evaluate opportunities to acquire other businesses. Unless and until acquisitions of other businesses generate meaningful revenues, the purchase prices we pay to acquire such businesses could have a material adverse effect on our business, financial condition and results of operations. If we acquire a business, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to realize the financial, operational, and other benefits we anticipate from acquisitions. Competition for future acquisition opportunities in our markets could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, acquisitions may involve a number of special financial and business risks, including expenses related to any potential acquisition from which we may withdraw, diversion of our management's time, attention, and resources, decreased utilization during the integration process, loss of key acquired personnel, difficulties in integrating diverse corporate cultures, increased costs to improve or integrate personnel and financial, accounting, technology and other systems, including compliance with the Sarbanes-Oxley Act, dilutive issuances of equity securities, including convertible debt securities, incurrence of debt, the assumption of legal liabilities, amortization of acquired intangible assets, potential write-offs related to the impairment of goodwill, and additional conflicts of interest. For example, in October 2021 we acquired GCA Corporation for approximately $589.6 million, which significantly expanded our presence in Asia and Europe and there can be no assurance that we will be able to successfully integrate GCA Corporation with our business or otherwise realize the expected benefits of the acquisition. In addition, even if our operations are integrated successfully, we may not realize the full benefits of the acquisition, including the synergies, operating efficiencies, or sales or growth opportunities that are expected. If we are unable to successfully manage these risks, we will not be able to implement our growth strategy, which ultimately could materially adversely affect our business, financial condition and results of operations.

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
Goodwill and other intangible assets represent a significant portion of our assets, and totaled $1.32 billion as of March 31, 2022. Goodwill is the excess of cost over the fair market value of net assets acquired in business combinations. We review goodwill and intangible assets at least annually for impairment. We may need to perform impairment tests more frequently if events occur or circumstances indicate that the carrying amount of these assets may not be recoverable. These events or circumstances could include a significant change in the business climate, attrition of key personnel, a prolonged decline in our stock price and market capitalization, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of one of our businesses and other factors. Although we determined that it is not more likely than not that the fair values of our goodwill and intangible assets were less than their carrying values during fiscal 2022 and fiscal 2021, annual impairment reviews of indefinite-lived intangible assets or any future impairment of goodwill or other intangible assets would result in a non-cash charge against earnings, which would adversely affect our results of operations. The valuation of the reporting units requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our reporting units, including such factors as market performance, changes in our client base and projected growth rates. Because these factors are ever changing, due to market and general business conditions, our goodwill and indefinite-lived intangible assets may be impaired in future periods.

Our international operations are subject to certain risks, which may affect our revenue.
In fiscal 2022, we earned approximately 26% of our revenue from our international operations. We intend to grow our non-United States business, including growth into new regions with which we have less familiarity and experience, and this growth is important to our overall success. For example, the acquisition of GCA Corporation has greatly expanded our international presence in Asia and Europe. In addition, many of our larger clients are non-United States entities. Our international operations carry special financial and business risks, which could include the following:

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
•terrorism, political hostilities, war and other civil disturbances or other catastrophic events, such as the recent Russian invasion of Ukraine and the resulting war, that reduce business activity; and
•difficulty collecting fees.

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
Because our financial statements are denominated in United States dollars and we receive a portion of our net revenue in other currencies, we are exposed to fluctuations in foreign currencies. In addition, we pay certain of our expenses in such currencies. Fluctuations in foreign currency exchange rates led to a net loss in cash of $(16.8) million for fiscal 2022, compared to a net gain in cash of $13.2 million for fiscal 2021. In particular, we are exposed to the Euro and the pound sterling, and the weakening of the Euro and other currencies relative to the United States dollar has had, and may continue to have, an adverse effect on our revenue. From time to time, we have entered into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. Notwithstanding our entry into such hedge transactions, a depreciation of any of the currencies to which we are exposed relative to the United States dollar could result in an adverse impact to our business, financial condition, results of operations and/or cash flows.

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

Our profitability may also be adversely affected by changes in market and economic conditions because we may not be able to reduce certain fixed costs within a time frame sufficient to match any decreases in revenue. The future market and economic climate may deteriorate because of many factors beyond our control, including rising interest rates or inflation, terrorism or political uncertainty. For example, the U.S. Federal Reserve raised the federal funds interest rate in March 2022 and May 2022 and has signaled concerns with respect to inflation. In response, market interest rates have risen in recent periods. While the timing and impact of rising interest rates are unknown, a continued increase in market interest rates could have an adverse effect on our transaction volumes, results of operations and financial condition.

We are subject to reputational and legal risk arising from, among other things, actual or alleged employee misconduct, conflicts of interest, failure to meet client expectations or other operational failures.
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

Further, because we provide our services primarily in connection with significant or complex transactions, disputes or other matters that usually involve confidential and sensitive information or are adversarial, and because our work is the product of myriad judgments of our financial professionals and other staff operating under significant time and other pressures, we may not always perform to the standards expected by our clients. In addition, we may face reputational damage from, among other things, litigation against us, our failure to protect confidential information. There is also a risk that our employees could engage in misconduct that could adversely affect our business. If our employees were to improperly use or disclose confidential information provided by our clients, we could be subject to regulatory sanctions and legal liability and suffer serious harm to our reputation, financial position, current client relationships and ability to attract future clients. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent misconduct may not be effective in all cases. In addition, our financial professionals and other employees are responsible for the security of the information in our systems or under our control and for ensuring that non-public information is kept confidential. Should any employee not follow appropriate security measures, the improper release or use of confidential information could result. If our employees engage in misconduct or fail to follow appropriate security measures, we could be subject to legal liability and reputational harm, which could impair our ability to attract and retain clients and in turn materially adversely affect our business.

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
We operate a business that is highly dependent on information systems and technology to securely process, transmit and store such information and to communicate among our locations around the world and with our employees, clients and vendors. Any failure to keep accurate books and records can render us liable to disciplinary action by governmental and self-regulatory authorities, as well as to claims by our clients. We rely on third-party service providers for certain aspects of our business. Although we have yet to suffer any significant losses or other damages as a result of operational risks, any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair our operations, affect our reputation and adversely affect our business.

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
We face the risk that certain clients may not have the financial resources to pay our agreed-upon advisory fees, including in the bankruptcy or insolvency context. Our clients include some companies that may from time to time encounter financial difficulties. If a client's financial difficulties become severe, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. On occasion, some of our clients have entered bankruptcy, which has prevented us from collecting amounts owed to us. The bankruptcy of a number of our clients that, in the aggregate, owe us substantial accounts receivable could have a material adverse effect on our business, financial condition and results of operations. In addition, if a number of clients declare bankruptcy after paying us certain invoices, courts may determine that we are not properly entitled to those payments and may require repayment of some or all of the amounts we received, which could adversely affect our business, financial condition and results of operations. In addition, some fees earned from certain activities in our FR business segment are subject to approval by the United States Bankruptcy Courts and other interested parties, including United States Trustees, which have the ability to challenge the payment of those fees. Fees earned and reflected in our revenue may from time to time be subject to successful challenges, which could result in a reduction of revenue. Finally, certain clients may also be unwilling to pay our advisory fees in whole or in part, in which case we may have to incur significant costs to bring legal action to enforce our engagement agreements to obtain our advisory fees. We accrued net bad debt expense of $3.7 million and $7.3 million in fiscal 2022 and 2021, respectively, related to uncollectible or doubtful accounts receivable and unbilled work in progress.

We may not be able to generate sufficient cash in the future to service any future indebtedness.
As of March 31, 2022, we only had $75.4 million of other liabilities and loans payable to former shareholders, but may incur additional debt in the future. Our ability to make scheduled payments on or to refinance our debt obligations will depend on our business, financial condition and results of operations. We cannot provide assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal of, and interest on, our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance such indebtedness.

We may be adversely affected by the effects of inflation.

Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the fees we charge our clients or if increased prices may lead to our clients requesting fewer services. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, increased costs of labor, weakening exchange rates and other similar effects. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost inflation is incurred.

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
Each share of our Class B common stock is entitled to ten votes per share, and each share of our Class A common stock is entitled to one vote per share. As of March 31, 2022, the HL Holders through the HL Voting Trust beneficially owned 18,866,058 shares of common stock representing approximately 27.3% of the economic interest, and controlled 78.9% of the voting power of our outstanding capital stock. The HL Voting Trust will, for the foreseeable future, have significant influence over our corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval. The HL Voting Trust is able to elect a majority of the members of our board of directors and control actions to be taken by us and our board of directors, including amendments to our amended and restated certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. This concentrated control will limit the ability of holders of our Class A common stock to influence corporate matters for the foreseeable future and may materially adversely affect the market price of our Class A common stock. It is possible that the interests of the HL Voting Trust may in some circumstances conflict with our interests and the interests of our other stockholders. For example, the HL Voting Trust may have different tax positions or other differing incentives from other stockholders that could influence their decisions regarding whether and when to cause us to dispose of assets, incur new or refinance existing indebtedness or take other actions. Additionally, the holders of our Class B common stock may cause us to make strategic decisions or pursue acquisitions that could involve risks to holders of our Class A common stock or may not be in the best interests of holders of our Class A common stock.

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

Certain former employees that own 723,834 shares of Class B common stock are subject to lock-up agreements that restrict their ability to transfer shares of our capital stock until August 18, 2022. As of March 31, 2022, 18,866,058 shares of our Class A common stock issuable upon conversion of outstanding Class B common stock (including restricted stock units) are eligible for sale, subject to the restrictions under the lock-up agreements described in the preceding sentence, and subject to certain restrictions under the Securities Act of 1933, as amended (the “Securities Act”). Stockholders who are subject to any of the lock-up agreements described above may be permitted to sell shares prior to the expiration of the applicable lock-up agreement in certain circumstances or as a result of a waiver approved by the Board of Directors.

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
The rapid, worldwide spread of a novel strain of coronavirus and the pandemic caused thereby (collectively, “COVID-19”) has created global economic disruption and uncertainty. While COVID-19 did not have a material adverse impact on our business in fiscal 2022, the scale, scope, and duration of the impact of the COVID-19 pandemic are unpredictable and the prolonged impact of COVID-19 could heighten the impact of one or more other risk factors described herein. As a financial services firm, we are materially affected by conditions in the global financial markets and economic conditions throughout the world. During periods of unfavorable market or economic conditions, the volume and value of M&A and capital markets transactions decreases, thereby reducing the demand for our M&A and capital markets advisory services and increasing price competition among financial services companies seeking such engagements. The continued impact of the pandemic on our business is largely dependent on efforts to stem the spread of COVID-19, including governmental efforts to distribute vaccines and overall vaccination rates in the areas in which we operate.

We have implemented various initiatives to reduce the impact of COVID-19 on our firm, such as employees working remotely from home, while also seeking to maintain business continuity. We face various cybersecurity and other operational risks related to our business on a day to day basis, which are heightened by COVID-19. We rely heavily on financial, accounting, communication, and other information technology systems, including, without limitation, cloud based storage systems, and the people who operate them. These systems, including the systems of third parties on whom we rely, may experience a disruption as a result of COVID-19 or increased cybersecurity threats. If we were unable to timely and successfully recover from such a disruption, our business could be materially impacted and could cause material financial loss, regulatory actions, reputational harm or legal liability. An extended period of remote working by our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. COVID-19 presents a threat to our employees’ well-being. While we have implemented a business continuity plan to protect the health of our employees, such plans cannot anticipate all scenarios, and we may experience a potential loss of productivity. As shelter-in-place restrictions have been lifted, we have implemented plans in connection with our employees’ return to office. These plans need to comply with federal, state and local regulations and take into account local conditions, which may result in increased operational and compliance costs. There is no guarantee that the measures implemented will protect the health of our employees and could negatively impact employee sentiment and productivity. While we have implemented a business continuity plan to protect the health of our employees, such plans cannot anticipate all scenarios, and we may experience a potential loss of productivity.

Consequences of the current conflict between Russia and Ukraine could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Credit and financial markets have experienced volatility and disruptions due to the current conflict between Russia and Ukraine and the sanctions that the United States and other countries have imposed on Russia and various related parties in response to Russia’s actions in Ukraine. The conflict and the sanctions that have been or may be imposed may have further global economic and other consequences, including diminished liquidity and credit availability, reduced consumer confidence, disruptions to energy and food supplies, decreased economic growth, higher unemployment rates, increased inflation and political and social upheaval. Expansion of the military conflict beyond Ukraine or other retaliatory action, such as cyberattacks, by Russia and its allies in response to sanctions and other measures that the United States and its allies have taken or may take in support of Ukraine, could broaden and intensify the negative impact of the conflict on financial markets, economic conditions and geopolitical stability. The impact of the conflict is currently unknown and could intensify other risks described herein, including cybersecurity-related risks, and otherwise have a material adverse effect on our business, financial condition and results of operations.

Item 1B.    Unresolved Staff Comments

None.
Item 2.    Properties

Our headquarters is located in leased office space at 10250 Constellation Boulevard, Los Angeles, California 90067. We lease the space in the United States for our offices in Atlanta, Boston, Chicago, Dallas, Houston, McLean (Virginia), Miami, Minneapolis, New York City, and San Francisco; and internationally in Amsterdam, Beijing, Dubai, Frankfurt, Fukuoka, Ho Chi Minh City, Hong Kong, Lausanne, London, Madrid, Manchester, Milan, Mumbai, Munich, Nagoya, Osaka, Paris, Shanghai, Singapore, Stockholm, Sydney, Tel Aviv, Tokyo and Zurich.

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
As of May 23, 2022, there were approximately twenty eight holders of record of our Class A common stock and one holder of record of our Class B common stock. This does not include the number of shareholders that hold shares in "street-name" through banks or broker-dealers or through the HL Voting Trust.
Dividend Payments and Dividend Policy
The Company has regularly declared and paid quarterly dividends and plans to continue paying regular quarterly dividends.
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
Unregistered Sales of Equity Securities and Use of Proceeds
On January 10, 2022, the Company issued 9,847 shares of Class B common stock to certain former employees of a business acquired in 2019. The Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering and received no proceeds in connection with this issuance.
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

Stock Performance

The stock performance graph below compares the cumulative total stockholder return on our Class A common stock from March 31, 2017 through March 31, 2022, with that of the S&P 500 Index and the S&P Financial Index. The graph assumes $100 was invested in each of our Class A common stock, the S&P 500 Index and the S&P Financial Index on March 31, 2017. It also assumes that dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance. The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act except to the extent we specifically incorporate it by reference into such filing.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN HOULIHAN LOKEY, INC. CLASS A COMMON STOCK, S&P 500 INDEX AND S&P FINANCIALS INDEX

425
400
375
350
325
300
275
250
225
200
175
150
125
100
75
50
25
0
03/31/17
06/30/17
09/29/17
12/29/17
03/29/18
06/29/18
09/28/18
12/31/18
03/29/19
06/28/19
09/30/19
12/31/19
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
09/30/21
12/31/21
03/31/22
Houlihan Lokey, Inc.
S&P 500 Index
S&P Financials Index

Purchases of Equity Securities

The following table summarizes all of the repurchases of Houlihan Lokey, Inc. equity securities during the quarter ended March 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased and Retired As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2022 - January 31, 2022	307,338	$104.26	307,338	$136,977,763
February 1, 2022 - February 28, 2022	340,400	105.64	340,400	101,016,323
March 1, 2022 - March 31, 2022	596,727	96.53	596,727	43,411,495
Total	1,244,465	$100.93	1,244,465	$43,411,495
(1)The shares of Class A common stock repurchased through this program have been retired. In July 2021, the Company’s board of directors authorized an increase to the existing January 2021 share repurchase program, providing for share repurchases of a new aggregate amount of up to $250 million of the Company's Class A common stock and Class B common stock. In April 2022 (after the periods for which disclosure is provided above), the Company’s board of directors authorized a replacement program to the existing July 2021 share repurchase program, which provides for share repurchases of a new aggregate amount of up to $500 million of the Company's Class A common stock and Class B common stock.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our historical financial statements and related notes included elsewhere in this Form 10-K. Actual results and the timing of events may differ significantly from those expressed or implied in any forward-looking statements due to a number of factors, including those set forth in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Form 10-K. For discussion related to changes in financial condition and the results of operations for fiscal year 2020-related items, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year 2021, which was filed with the Securities and Exchange Commission on May 21, 2021.
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
As of March 31, 2022, we served our clients globally with 1,686 financial professionals, including 289 Managing Directors. We plan to continue to grow our firm across industry sectors, geographies and products to deliver quality advice and innovative solutions to our clients, both organically and through acquisitions. Acquisitions over the last several years include: Leonardo & Co. NV in November 2015 in Germany, the Netherlands and Spain, and Leonardo's investment banking operations in Italy in June 2019 (collectively, "Leonardo"), which enable us to provide a much greater breadth of services and coverage to our clients both in continental Europe and across the globe; Fidentiis Capital in November 2019, an independent advisory business providing independent corporate finance advisory services relating to mergers and acquisitions, capital raising, and financing; Freeman & Co. in December 2019, an independent advisory business providing mergers and acquisitions advisory, capital raising, and other investment banking advisory services for the financial services sector; MVP Capital, LLC, in August 2020, an independent advisory firm that provides a range of financial advisory services to clients in the technology, media, and telecommunications sectors; and in October 2021, GCA Corporation ("GCA"), a global technology-focused investment bank providing M&A advisory and capital markets advisory services in Europe, Japan/Asia, and the United States. The addition of GCA significantly increases the Company's position in the technology sector, which is critical to meeting the needs of our clients as technology increasingly touches every business sector.
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
Our fiscal year ends on March 31 of each year. For the fiscal year ended March 31, 2022, we earned revenues of $2.27 billion, an increase of 49% from the $1.53 billion earned during the fiscal year ended March 31, 2021. For our fiscal year ended March 31, 2021, revenues increased 32% over our fiscal year ended March 31, 2020 revenues of $1.16 billion.
For the fiscal years ended March 31, 2022, 2021, and 2020, we earned revenues of $579 million, $333 million, and $184 million, respectively, from our international operations.

Based on historical experience, we believe current economic conditions provide a stable environment for M&A and capital markets activities, but the continued threat from inflation and the war in Ukraine provide a measure of uncertainty in the coming quarters. In the United States, our dialogue with clients who are evaluating strategic alternatives remains measured as we continue to see good activity in M&A as a result of the availability of capital in the mid-cap space, but concerns remain around the macro-economic factors mentioned above.
Our Financial Restructuring activity has moderately improved as a result of the factors mentioned above (inflation and the war in Ukraine). It is too early to tell if and when this improvement will result in revenues, be we continue to remain optimistic about the current restructuring outlook over the medium and long term due to record levels of company leverage, inflation, supply-chain issues, recent geopolitical events, and contracting monetary policy. We are poised to address any increase in market activity if and when markets shift.
Key Financial Measures
Revenues
Revenues include fee revenues and reimbursements of expenses (see Note 2 and Note 3 included in Part II, Item 8 of this Form 10-K). Revenues reflect revenues from our CF, FR, and FVA business segments that substantially consist of fees for advisory services.

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
Our employee compensation and benefits expense consists of base salary, payroll taxes, benefits, annual incentive compensation payable as cash bonus awards, deferred cash bonus awards, and the amortization of equity-based bonus awards. Base salary and benefits are paid ratably throughout the year. Our annual equity-based bonus awards include fixed share compensation awards and liability classified fixed dollar awards as a component of the annual bonus awards for certain employees. These equity awards are generally subject to annual vesting requirements over a four-year period beginning at the date of grant, which typically occurs in the first quarter of each fiscal year; accordingly, expenses are amortized over the stated vesting period. In most circumstances, the unvested portion of these awards is subject to forfeiture should the employee depart from the Company, and in certain cases if certain financial metrics are not met. Cash bonuses, which are accrued monthly, are discretionary and dependent upon a number of factors including the Company's performance and are generally paid in the first quarter of each fiscal year with respect to prior year performance. Generally, a portion of the cash bonus is deferred and paid in the third quarter of the fiscal year in which the bonus is awarded. We refer to the ratio of our employee compensation and benefits expenses to our revenues as our "Compensation Ratio."
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
Results of Consolidated Operations
The following is a discussion of our results of operations for the years ended March 31, 2022 and 2021. For a more detailed discussion of the factors that affected the revenues and the operating expenses of our CF, FR, and FVA business segments in these periods, see "Business Segments" below.

	Year Ended March 31,		Change
($ in thousands)	2022	2021	'21-'22
Revenues	$2,269,958	$1,525,452	49%
Operating expenses:
Employee compensation and benefits	1,408,634	971,195	45%
Non-compensation expenses	248,460	146,100	70%
Total operating expenses	1,657,094	1,117,295	48%
Operating income	612,864	408,157	50%
Other (income)/expense, net	8,926	(1,071)	(933)%
Income before provision for income taxes	603,938	409,228	48%
Provision for income taxes	165,614	96,457	72%
Net income	438,324	312,771	40%
Net income attributable to noncontrolling interest	(573)	—	100%
Net income attributable to Houlihan Lokey, Inc.	$437,751	$312,771	40%

Year Ended March 31, 2022 versus March 31, 2021

Revenues were $2,270 million for the year ended March 31, 2022, compared with $1,525 million for the year ended March 31, 2021, representing an increase of 49%. For the year ended March 31, 2022, CF revenues increased 98%, FR revenues decreased (27)%, and FVA revenues increased 51% when compared with the year ended March 31, 2021.
Operating expenses were $1,657 million for the year ended March 31, 2022, compared with $1,117 million for the year ended March 31, 2021, an increase of 48%. Employee compensation and benefits expense, as a component of operating expenses, was $1,409 million for the year ended March 31, 2022, compared with $971 million for the year ended March 31, 2021, an increase of 45%. The increase in employee compensation and benefits expense was primarily due to the increase in revenues for the fiscal year. The Compensation Ratio was 62% and 64% for the years ended March 31, 2022 and 2021, respectively. Non-compensation expenses, as a component of operating expenses, were $248 million for the year ended March 31, 2022, compared with $146 million for the year ended March 31, 2021, an increase of 70%. The increase in non-compensation expenses was primarily a result of non-compensation expenses attributable to GCA, amortization of intangible assets recognized in connection with the acquisition of GCA, integration and acquisition related costs associated with our acquisition of GCA and an increase in other operating expenses.
Other (income)/expense, net increased to an expense of $8.9 million for the year ended March 31, 2022, compared with income of $(1.1) million for the year ended March 31, 2021. The increase in other (income)/expense, net was primarily due to a loss recognized in connection with the increase in the fair value of an earnout liability associated with one of our previous acquisitions, with no comparable increase for the year ended March 31, 2021.
The provision for income taxes for the year ended March 31, 2022 was $165.6 million, which reflected an effective tax rate of 27%. The provision for income taxes for the year ended March 31, 2021 was $96.5 million, which reflected an effective tax rate of 24%. The increase in the Company’s tax rate during the year ended March 31, 2022 relative to the year ended March 31, 2021 was primarily a result of increased state taxes, increased foreign taxes and decreased stock compensation deductions.

Business Segments
The following table presents revenues, expenses, and contributions from our continuing operations by business segment. The revenues by segment represents each segment's revenues, and the profit by segment represents profit for each segment before corporate expenses, Other (income)/expense, net, and income taxes.

	Year Ended March 31,		Change
($ in thousands)	2022	2021	21-'22
Revenues by segment
Corporate Finance	$1,593,083	$802,853	98%
Financial Restructuring	392,818	534,747	(27)%
Financial and Valuation Advisory	284,057	187,852	51%
Revenues	$2,269,958	$1,525,452	49%
Segment profit (1)
Corporate Finance	$606,268	$250,513	142%
Financial Restructuring	100,882	224,215	(55)%
Financial and Valuation Advisory	88,136	46,642	89%
Total segment profit	795,286	521,370	53%
Corporate expenses (2)	182,422	113,213	61%
Other (income)/expense, net	8,926	(1,071)	(933)%
Income before provision for income taxes	$603,938	$409,228	48%

Segment Metrics:
Number of Managing Directors
Corporate Finance	202	120	68%
Financial Restructuring	53	47	13%
Financial and Valuation Advisory	34	31	10%
Number of closed transactions/Fee Events (3)
Corporate Finance	600	360	67%
Financial Restructuring	90	138	(35)%
Financial and Valuation Advisory	2,183	1,540	42%
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
Corporate Finance
Year Ended March 31, 2022 Compared to the Year Ended March 31, 2021
Revenues for CF were $1,593 million for the year ended March 31, 2022, compared with $803 million for the year ended March 31, 2021, representing an increase of 98%. The increase in revenues was primarily a result of (i) the completion of our acquisition of GCA during the third quarter ended December 31, 2021, resulting in the consolidation of their revenues into our CF business segment, (ii) a significant increase in the number of transactions that closed, and (iii) an increase in the average transaction fee on closed transactions for the year ended March 31, 2022, compared with the year ended March 31, 2021.
Segment profit for CF was $606 million for the year ended March 31, 2022, compared with $251 million for the year ended March 31, 2021, representing an increase of 142%. The increase in segment profit was primarily a result of higher revenues and lower compensation and non-compensation expenses as a percentage of revenues for the year ended March 31, 2022, compared with the year ended March 31, 2021.

Financial Restructuring

Year Ended March 31, 2022 Compared to the Year Ended March 31, 2021
Revenues for FR were $393 million for the year ended March 31, 2022, compared with $535 million for the year ended March 31, 2021, representing a decrease of (27)%. The decrease in revenues was primarily due to a decrease in the number of closed transactions, partially offset by an increase in the average transaction fee for the year ended March 31, 2022, compared with the year ended March 31, 2021.
Segment profit for FR was $101 million for the year ended March 31, 2022, compared with $224 million for the year ended March 31, 2021, a decrease of (55)%. The decrease in segment profit was primarily a result of a decrease in revenues and increased compensation expenses as a percentage of revenues for the year ended March 31, 2022, compared with the year ended March 31, 2021.
Financial and Valuation Advisory
Year Ended March 31, 2022 Compared to the Year Ended March 31, 2021
Revenues for FVA were $284 million for the year ended March 31, 2022, compared with $188 million for the year ended March 31, 2021, representing an increase of 51%. The increase in revenues was primarily due to an increase in the number of fee events for the year ended March 31, 2022, compared with the year ended March 31, 2021.
Segment profit for FVA was $88 million for the year ended March 31, 2022, compared with $47 million for the year ended March 31, 2021, representing an increase of 89%. The increase in segment profit was primarily a result of the increase in revenues and lower compensation expenses as a percentage of revenues for the year ended March 31, 2022, compared with the year ended March 31, 2021.
Corporate Expenses
Year Ended March 31, 2022 Compared to the Year Ended March 31, 2021
Corporate expenses were $182 million for the year ended March 31, 2022, compared with $113 million for the year ended March 31, 2021, representing an increase of 61%. The increase in corporate expenses was primarily a result of non-compensation expenses attributable to GCA, amortization of intangible assets recognized in connection with the acquisition of GCA and integration and acquisition related costs associated with the acquisition of GCA.
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
Our cash and cash equivalents include cash held at banks. We maintain moderate levels of cash on hand in support of regulatory requirements for our registered broker-dealer. As of March 31, 2022 and 2021, we had $477 million and $283 million of cash in foreign subsidiaries, respectively. Our excess cash may be invested in short term investments, including treasury securities, commercial paper, certificates of deposit, investment grade corporate debt securities, and special purpose acquisition companies. Please refer to Note 6 for further detail.
As of March 31, 2022 and 2021, our Cash and cash equivalents, Investment securities, and Restricted cash were as follows:

(In thousands)	March 31, 2022	March 31, 2021
Cash and cash equivalents	$833,697	$846,851
Investment securities	109,143	208,618
Total unrestricted cash and cash equivalents, including investment securities	942,840	1,055,469
Restricted cash (1)	373	373
Total cash, cash equivalents, and restricted cash, including investment securities	$943,213	$1,055,842
(1)Represents a deposit in support of a letter of credit issued for our Frankfurt office.

As of each fiscal year end, a material portion of our Cash and cash equivalents is reserved to cover accrued, but unpaid bonuses, that are paid the following May and November.

Our liquidity is highly dependent upon cash receipts from clients that are generally dependent upon the successful completion of transactions as well as the timing of receivables collections, which typically occur within 60 days of billing. As of March 31, 2022 and 2021, we had $144 million and $108 million of Accounts receivable, net of credit losses, respectively. As of March 31, 2022 and 2021, we had $105 million and $118 million of Unbilled work in progress, net of credit losses, respectively.

Subsequent to the end of fiscal 2022, our Board of Directors declared a quarterly cash dividend of $0.53 per share of common stock, payable on June 15, 2022 to shareholders of record as of the close of business on June 2, 2022.

On August 23, 2019, the Company entered into a new syndicated revolving line of credit with the Bank of America, N.A. and certain other financial institutions party thereto, which allows for borrowings of up to $100 million (and, subject to certain conditions, provides the Company with an expansion option, which, if exercised in full, would provide for a total credit facility of $200 million) and matures on August 23, 2022 (the "2019 Line of Credit"). As of March 31, 2022, no principal was outstanding under the 2019 Line of Credit. The agreement governing this facility provides that borrowings bear interest at an annual rate of LIBOR plus 1.00%, commitment fees apply to unused amounts, and contains debt covenants which require that the Company maintain certain financial ratios. The loan agreement requires compliance with certain loan covenants including but not limited to the maintenance of minimum consolidated earnings before interest, taxes, depreciation and amortization of no less than $150 million as of the end of any quarterly 12-month period and certain leverage ratios including a consolidated leverage ratio of less than 2.00 to 1.00. As of March 31, 2022, we were, and expect to continue to be, in compliance with such covenants.

The majority of the Company's payment obligations and commitments pertain to routine operating leases. The Company also has various obligations relating to notes payable and contingent consideration issued in connection with businesses previously acquired (see Note 10 included in Part II, Item 8 of this Form 10-K).

In connection with certain acquisitions, certain employees may be entitled to deferred consideration, primarily in the form of retention payments, should certain service and/or performance conditions be met in the future. As a result of these conditions, such deferred consideration would be expensed as compensation in current and future periods and has been accrued as liabilities on the Consolidated Balance Sheets as of March 31, 2022 and 2021.

Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of our incentive compensation during the first and third quarters of each fiscal year. A summary of our operating, investing, and financing cash flows is as follows:

	Year Ended March 31,
(In thousands)	March 31, 2022	March 31, 2021
Operating activities:
Net income	$438,324	$312,771
Non-cash charges	115,902	86,837
Other operating activities	182,378	180,229
Net cash provided by operating activities	736,604	579,837
Net cash used in investing activities	(273,914)	(99,748)
Net cash used in financing activities	(459,060)	(26,823)
Effects of exchange rate changes on cash and cash equivalents	(16,784)	13,212
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(13,154)	466,478
Cash, cash equivalents and restricted cash – beginning of period	847,224	380,746
Cash, cash equivalents and restricted cash – end of period	$834,070	$847,224

Year Ended March 31, 2022
Operating activities resulted in a net inflow of $736.6 million for the year ended March 31, 2022, primarily due to increased net income. Investing activities resulted in a net outflow of $(273.9) million for the year ended March 31, 2022, primarily due to cash consideration used for the acquisition of GCA. Financing activities resulted in a net outflow of $(459.1) million primarily due to share repurchases completed during the year ended March 31, 2022.

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
Exchange Rate Risk
The exchange rate of the U.S. dollar relative to the currencies in the non-U.S. countries in which we operate may have an effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities and, therefore, be reflected as a change in other comprehensive income. Our non-U.S. assets and liabilities that are sensitive to exchange rates consist primarily of trade payables and receivables, work in progress, and cash. For the years ended March 31, 2022, 2021, and 2020, the net impact of the fluctuation of foreign currencies in other comprehensive income within the Consolidated Statements of Comprehensive Income was $(23.2) million, $23 million, and $(13) million, respectively.
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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of March 31, 2022, we had one foreign currency forward contract between the euro and pound sterling with an aggregate notional value of €15.7 million. As of March 31, 2021, we had two foreign currency forward contracts between the euro and pound sterling with an aggregate notional value of $7.1 million. The fair value of these foreign currency forward contracts represented a gain/(loss) included in Other operating expenses of $33 thousand and $38 thousand during the year ended March 31, 2022 and March 31, 2021, respectively.
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

Item 8.    Financial Statements
HOULIHAN LOKEY, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors Houlihan Lokey, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Houlihan Lokey, Inc. and subsidiaries (the Company) as of March 31, 2022 and 2021, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 27, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Recognition of Revenue
As disclosed in Note 2 to the consolidated financial statements, the Company recognizes revenue from contracts with customers upon satisfaction of the performance obligation by transferring the promised service to the customers. A service is transferred to a customer when the customer obtains control of and derives benefit from that service. Revenues from Corporate Finance engagements primarily consist of fees generated in connection with advisory services related to mergers and acquisitions, capital markets, and other corporate finance transactions. Revenues from a Financial Restructuring engagement primarily consist of fees generated in connection with advisory services to debtors, creditors and other parties-in-interest involving recapitalization or deleveraging transactions implemented both through bankruptcy proceedings and through out-of-court exchanges, consent solicitations or other mechanisms, as well as in distressed mergers and acquisitions and capital markets activities. Fees earned upon the successful completion of a Corporate Finance or Financial Restructuring transaction or engagement (“Completion Fees”) are recognized when the related transaction has been effectively closed. Effective closure of a transaction or engagement occurs when the Company has transferred control of the promised service, the customer obtains control, and the variable consideration constraint has been resolved. The Company recorded revenue of $2.3 billion for the year ended March 31, 2022.

We identified the evaluation of the revenue recognition related to uncollected Completion Fees of Corporate Finance and Financial Restructuring transaction and engagement fees as a critical audit matter because a high degree of auditor judgment was required in evaluating the effective closure of a transaction or engagement.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of the internal controls related to the Company’s uncollected transaction and engagement fee revenue recognition process, including controls related to the evaluation of the effective closure of transactions and resolution of the variable consideration constraints. For a sample of transactions, we tested the effective closure by comparing the transaction or engagement completion status to contract terms, using a combination of executed third party contracts and other relevant and reliable third-party information. In addition, we sent third-party confirmations to a sample of customers regarding the amount of uncollected Corporate Finance and Financial Restructuring Completion Fees as of March 31, 2022
Fair value of acquired backlog intangible asset
As discussed in Note 19 to the consolidated financial statements, on November 5, 2021, the Company acquired GCA Corporation (“GCA”) for total purchase price of $589.6 million. The acquisition resulted in the recognition intangible assets with a preliminary fair value of $74.3 million of which $42.0 million was allocated to the acquired backlog intangible asset.

We identified the evaluation of the fair value of the backlog intangible asset acquired in the GCA business combination as a critical audit matter. Specifically, there was a higher degree of subjectivity in evaluating the discount rate used in the valuation model to determine the fair value of the backlog intangible asset. Subjective auditor judgement was required to evaluate the discount rate used in the model due to limited observable market information.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s acquisition-date valuation process, including controls over the development of the discount rate. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating the discount rate used. Specifically, valuation professionals tested the source information underlying the determination of the discount rate by comparing the Company’s assumptions to third party sources and market participant data, and developing independent estimates using publicly available market data for comparable entities and comparing those to the discount rate assumptions selected by management.

/s/ KPMG LLP

We have served as the Company’s auditor since 2006.

Los Angeles, California
May 27, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors Houlihan Lokey, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Houlihan Lokey, Inc. and subsidiaries' (the Company) internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2022 and 2021, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated May 27, 2022 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired GCA Corporation during fiscal year 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022, GCA Corporation’s internal control over financial reporting associated with 6% of total assets and 12% of total revenues included in the consolidated financial statements of the Company as of and for the year ended March 31, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of GCA Corporation.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Los Angeles, California
May 27, 2022

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data and par value)	March 31, 2022	March 31, 2021
Assets
Cash and cash equivalents	$833,697	$846,851
Restricted cash	373	373
Investment securities	109,143	208,618
Accounts receivable, net of allowance for credit losses of $8,954 and $8,262, respectively	144,029	108,409
Unbilled work in progress, net of allowance for credit losses of $4,320 and $3,520, respectively	104,751	118,115
Deferred income taxes	95,278	28,332
Property and equipment, net	52,176	46,370
Operating lease right-of-use assets	171,942	152,031
Goodwill	1,070,442	671,065
Other intangible assets, net	247,333	195,156
Other assets	57,646	50,747
Total assets	$2,886,810	$2,426,067

Liabilities and Stockholders' Equity
Liabilities:
Accrued salaries and bonuses	953,604	648,399
Accounts payable and accrued expenses	126,190	67,468
Deferred income	28,753	27,868
Income taxes payable	61,266	68,339
Deferred income taxes	789	52
Loans payable to former shareholders	539	818
Operating lease liabilities	197,091	174,516
Other liabilities	74,873	55,046
Total liabilities	1,443,105	1,042,506

Commitments and contingencies (Note 17)

Stockholders' equity:
Class A common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 49,853,564 and 51,245,442 shares, respectively	50	51
Class B common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 17,649,555 and 16,951,696 shares, respectively	18	17
Additional paid-in capital	564,761	803,573
Retained earnings	922,223	600,096
Accumulated other comprehensive loss	(43,347)	(20,176)
Total stockholders' equity	1,443,705	1,383,561
Total liabilities and stockholders' equity	$2,886,810	$2,426,067
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
(In thousands, except share and per share data)	2022	2021	2020
Revenues	$2,269,958	$1,525,452	$1,159,368
Operating expenses:
Employee compensation and benefits	1,408,634	971,195	737,762
Travel, meals, and entertainment	22,465	6,527	41,945
Rent	47,747	39,233	44,693
Depreciation and amortization	48,537	15,228	17,291
Information technology and communications	41,714	31,646	26,904
Professional fees	38,349	24,681	21,704
Other operating expenses	49,648	28,785	39,468
Total operating expenses	1,657,094	1,117,295	929,767
Operating income	612,864	408,157	229,601
Other (income)/expense, net	8,926	(1,071)	(6,046)
Income before provision for income taxes	603,938	409,228	235,647
Provision for income taxes	165,614	96,457	51,854
Net income	438,324	312,771	183,793
Net income attributable to noncontrolling interest	(573)	—	—
Net income attributable to Houlihan Lokey, Inc.	437,751	312,771	183,793
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(23,171)	22,932	(12,814)
Net income attributable to Houlihan Lokey, Inc.	$414,580	$335,703	$170,979

Attributable to Houlihan Lokey, Inc. common stockholders:
Weighted average shares of common stock outstanding:
Basic	64,970,287	65,785,042	62,152,870
Fully diluted	68,259,708	68,671,248	65,725,516
Earnings per share (Note 13)
Basic	$6.74	$4.75	$2.96
Fully diluted	$6.41	$4.55	$2.80
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2019	38,200,802	$38	27,197,734	$27	$645,090	$276,468	$(30,294)	$891,329
Shares issued	—	—	1,546,486	1	8,712	—	—	8,713
Stock compensation vesting (Note 14)	—	—	—	—	56,901	—	—	56,901
Class B shares sold	6,287,412	6	(6,287,412)	(6)	—	—	—	—
Dividends	—	—	—	—	—	(82,790)	—	(82,790)
Conversion of Class B to Class A shares	2,352,461	2	(2,352,461)	(2)	—	—	—	—
Shares issued to non-employee directors (Note 14)	9,145	—	—	—	369	—	—	369
Other shares repurchased/forfeited	(671,187)	—	(759,070)	(1)	(61,118)	—	—	(61,119)
Net income	—	—	—	—	—	183,793	—	183,793
Change in unrealized translation	—	—	—	—	—	—	(12,814)	(12,814)
Total comprehensive income	—	—	—	—	—	183,793	(12,814)	170,979
Balances – March 31, 2020	46,178,633	$46	19,345,277	$19	$649,954	$377,471	$(43,108)	$984,382

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2020	46,178,633	$46	19,345,277	$19	$649,954	$377,471	$(43,108)	$984,382
Cumulative effect of the change in accounting principle related to credit losses, net of tax	—	—	—	—	—	(682)	—	(682)
Shares issued	3,000,000	3	1,612,091	2	223,168	—	—	223,173
Stock compensation (Note 14)	—	—	—	—	50,152	—	—	50,152
Dividends	—	—	—	—	—	(89,464)	—	(89,464)
Conversion of Class B to Class A shares	3,650,053	4	(3,650,053)	(4)	—	—	—	—
Shares issued to non-employee directors (Note 14)	8,751	—	—	—	333	—	—	333
Other shares repurchased/forfeited	(1,591,995)	(2)	(355,619)	—	(120,034)	—	—	(120,036)
Net income	—	—	—	—	—	312,771	—	312,771
Change in unrealized translation	—	—	—	—	—	—	22,932	22,932
Total comprehensive income	—	—	—	—	—	312,771	22,932	335,703
Balances – March 31, 2021	51,245,442	$51	16,951,696	$17	$803,573	$600,096	$(20,176)	$1,383,561
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2021	51,245,442	$51	16,951,696	$17	$803,573	$600,096	$(20,176)	$1,383,561
Shares issued	—	—	3,107,424	3	14,182	—	—	14,185
Stock compensation (Note 14)	—	—	—	—	84,320	—	—	84,320
Dividends	—	—	—	—	—	(115,624)	—	(115,624)
Conversion of Class B to Class A shares	1,874,009	2	(1,874,009)	(2)	—	—	—	—
Shares issued to non-employee directors (Note 14)	6,512	—	—	—	477	—	—	477
Other shares repurchased/forfeited	(3,272,399)	(3)	(535,556)	—	(337,791)	—	—	(337,794)
Net income	—	—	—	—	—	437,751	—	437,751
Change in unrealized translation	—	—	—	—	—	—	(23,171)	(23,171)
Total comprehensive income	—	—	—	—	—	437,751	(23,171)	414,580
Balances – March 31, 2022	49,853,564	$50	17,649,555	$18	$564,761	$922,223	$(43,347)	$1,443,705

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(In thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$438,324	$312,771	$183,793
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(71,068)	(21,237)	(9,654)
Provision for bad debts, net	3,718	7,290	4,873
Unrealized (gains)/losses on investment securities	4,228	(99)	(75)
Non-cash lease expense	31,508	22,756	24,654
Depreciation and amortization	48,537	15,228	17,291
Contingent consideration valuation	7,104	478	(1,220)
Compensation expense — equity and liability classified share awards (Note 14)	91,875	62,421	64,345
Changes in operating assets and liabilities:
Accounts receivable	14,128	(32,965)	(13,387)
Unbilled work in progress	18,036	(78,526)	32,423
Other assets	14,895	(11,579)	(4,515)
Accrued salaries and bonuses	150,721	228,546	11,351
Accounts payable and accrued expenses and other	(9,955)	535	(8,709)
Deferred income	807	991	(1,058)
Income taxes payable	(6,254)	73,227	(12,443)
Net cash provided by operating activities	736,604	579,837	287,669

Cash flows from investing activities:
Purchases of investment securities	(101,562)	(391,555)	(350,679)
Sales or maturities of investment securities	197,324	318,425	340,624
Acquisition of business, net of cash acquired	(360,996)	(12,470)	(2,197)
Receivables from affiliates	—	—	(170)
Purchase of property and equipment, net	(8,680)	(14,148)	(20,722)
Net cash used in investing activities	(273,914)	(99,748)	(33,144)

Cash flows from financing activities:
Dividends paid	(114,806)	(92,006)	(80,655)
Share repurchases	(304,793)	(102,224)	(29,641)
Payments to settle employee tax obligations on share-based awards	(33,741)	(17,810)	(31,477)
Proceeds from issuance of Class A shares	—	189,060	—
Earnouts paid	(5,917)	—	—
Loans payable to former shareholders redeemed	(280)	(575)	(654)
Repayments of loans to non-affiliates	—	(3,601)	(10,081)
Other financing activities	477	333	369
Net cash used in financing activities	(459,060)	(26,823)	(152,139)
Effects of exchange rate changes on cash and cash equivalents	(16,784)	13,212	(7,755)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(13,154)	466,478	94,631
Cash, cash equivalents and restricted cash – beginning of period	847,224	380,746	286,115
Cash, cash equivalents and restricted cash – end of period	$834,070	$847,224	$380,746

Supplemental disclosures of non-cash activities:
Shares issued via vesting of liability classified awards	$4,270	$7,511	$6,555
Shares issued as consideration for acquisitions	2,000	1,050	—
Cash acquired through acquisitions	$244,162	$88	$15,755
Cash paid during the year:
Interest	$1,000	$989	$1,049
Taxes, net of refunds	242,031	44,202	73,881

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

On August 18, 2015, the Company successfully completed an initial public offering ("IPO") of its Class A common stock. Expenses related to the IPO recorded in the consolidated statements of comprehensive income include the following:
•$0, $0, and $14,289 of compensation expenses associated with the amortization of restricted stock granted in connection with the IPO for the years ended March 31, 2022, 2021, and 2020, respectively; amortization expense of restricted stock granted in connection with the IPO was recognized over a four and one-half year vesting period; and

•$0, $0, and $10,035 of compensation expenses associated with the accrual of certain deferred cash payments granted in connection with the IPO for the years ended March 31, 2022, 2021, and 2020, respectively; accrual expense of deferred cash payments granted in connection with the IPO was recognized over a four and one-half year vesting period.

In connection with the IPO, the HL Holders deposited their shares of HL, Inc. Class B common stock into a voting trust (the "HL Voting Trust") and own such common stock through the HL Voting Trust.
The Company offers financial services and financial advice to a broad clientele located throughout the United States of America, Europe, the Middle East, and the Asia-Pacific region. The Company has U.S. offices in Los Angeles, San Francisco, Chicago, New York City, Minneapolis, McLean (Virginia), Boston, Dallas, Houston, Miami, and Atlanta as well as foreign offices in London, Paris, Frankfurt, Milan, Madrid, Amsterdam, Dubai, Sydney, Birmingham, Lausanne, Manchester, Munich, Stockholm, Tel Aviv, Zurich, Beijing, Fukuoka, Hong Kong, Ho Chi Minh City, Kyoto, Mumbai, Nagoya, New Delhi, Osaka, Shanghai, Singapore, and Tokyo. Together, the Company and its subsidiaries form an organization that provides financial services to meet a wide variety of client needs. The Company concentrates its efforts toward the earning of professional fees with focused services across the following three business segments:

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

Our involvement with VIEs arises from our variable interest related to a sponsored special purpose acquisition company. The Company's exposure to loss from such VIEs is not material to our operating results and financial position.

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

The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for those promised services (i.e., the “transaction price”). In determining the transaction price, we consider multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, we consider the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as market volatility or the judgment and actions of third parties. The substantial majority of the Company’s advisory fees (i.e., the success-related Completion Fees) are considered variable and constrained as they are contingent upon a future event which includes factors outside of our control (e.g., completion of a transaction or third party emergence from bankruptcy or approval by the court).

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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of March 31, 2022, we had one foreign currency forward contract between the euro and pound sterling with an aggregate notional value of €15.7 million. As of March 31, 2021, we had two foreign currency forward contracts between the euro and pound sterling with an aggregate notional value of $7.1 million. The fair value of these foreign currency forward contracts represented a gain/(loss) included in Other operating expenses of $33 and $38 during the year ended March 31, 2022 and March 31, 2021, respectively.
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

Cash and Cash Equivalents, and Restricted Cash

Cash and cash equivalents include cash held at banks and highly liquid investments with original maturities of three months or less. As of March 31, 2022 and 2021, the Company had cash balances with banks in excess of insured limits. The Company believes it is not exposed to any significant credit risk with respect to Cash and cash equivalents.
The following table provides a reconciliation of Cash and cash equivalents, and Restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	March 31, 2022	March 31, 2021
Cash and cash equivalents	$833,697	$846,851
Restricted cash (1)	373	373
Total cash, cash equivalents, and restricted cash	$834,070	$847,224
(1)Restricted cash as of March 31, 2022 and March 31, 2021 consisted of a cash secured letter of credit issued for our Frankfurt office.

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
Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. Goodwill is reviewed for impairment in accordance with Accounting Standards Update ("ASU") No. 2011-08, Testing Goodwill for Impairment, which permits management to make a qualitative assessment of whether it is more likely than not that one of its reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If management concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then management would not be required to perform the two-step impairment test for that reporting unit. If the assessment indicates that it is more likely than not that the reporting unit’s fair value is less than its carrying value, management must test further for impairment utilizing a two-step process. Step 1 compares the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds the estimated fair value, an impairment exists and is measured in Step 2 as the excess of the recorded amount of goodwill over the implied fair value of goodwill resulting from the valuation of the reporting unit. Impairment testing of goodwill requires a significant amount of judgment in assessing qualitative factors and estimating the fair value of the reporting unit, if necessary. The fair value is determined using an estimated market value approach, which considers estimates of future after tax cash flows, including a terminal value based on market earnings multiples, discounted at an appropriate market rate. As of March 31, 2022, management concluded that it was not more likely than not that the Company’s reporting units’ fair value was less than their carrying amount and no further impairment testing had been considered necessary.
Indefinite-lived intangible assets are reviewed annually for impairment in accordance with ASU 2012-02, Testing Indefinite-lived Intangible Assets for Impairment, which provides management the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. As of March 31, 2022, management concluded that it was not more likely than not that the fair values were less than the carrying values.
Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group (inclusive of other long-lived assets) be tested for possible impairment, management first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of March 31, 2022, no events or changes in circumstances were identified that indicated that the carrying amount of the finite-lived intangible assets were not recoverable.

Business Combinations

We allocate the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value as of the acquisition date, with the excess consideration recognized as goodwill. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows, expected asset lives, geographic risk premiums, discount rates, and more. The amounts and useful lives assigned to acquisition-related intangible assets impact the amount and timing of future amortization expense.

Recent Accounting Pronouncements

On April 1, 2020, we adopted ASU 2016-13 Financial Instruments — Credit Losses — Measurement of Credit Losses on Financial Instruments, and all related amendments, under a modified retrospective approach. Upon adoption, a cumulative transition adjustment was recorded, which reduced retained earnings by $(924). The tax impact of this adjustment increased retained earnings by $242, resulting in a net decrease to retained earnings of $(682) as of April 1, 2020.

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

The change in the Company’s contract assets and liabilities during the period primarily reflects the timing difference between the Company’s performance and the customer’s payment. The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	March 31, 2022	March 31, 2021
Receivables, net (1)	$139,680	$103,987
Unbilled work in progress, net of allowance for credit losses	104,751	118,115
Contract Assets (1)	4,349	4,422
Contract Liabilities (2)	28,753	27,868
(1)Included within Accounts receivable, net of allowance for credit losses in the Consolidated Balance Sheets.
(2)Included within Deferred income in the Consolidated Balance Sheets.

During the years ended March 31, 2022 and 2021, $19.7 million and $17.5 million of revenues, respectively, were recognized that were included in the Deferred income balance at the beginning of the period.

As a practical expedient, the Company does not disclose information about remaining performance obligations pertaining to (i) contracts that have an original expected duration of one year or less and/or (ii) contracts where the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that is or forms part of a single performance obligation. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at March 31, 2022.
Note 4 — Related Party Transactions
The Company has historically provided financial advisory services to its affiliates and certain other related parties, and received fees for these services totaling approximately $0, $2,875, and $828 during the years ended March 31, 2022, 2021, and 2020, respectively.

Other assets in the accompanying Consolidated Balance Sheets includes loans receivable from certain employees of $17,100 and $16,657 as of March 31, 2022 and 2021, respectively. ly.
Note 5 — Fair Value Measurements
The following table presents information about the Company's financial assets, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)

	March 31, 2022
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$87,074	$—	$87,074
U.S. treasury securities	—	17,662	—	17,662
Certificates of deposit	—	516	—	516
Total asset measured at fair value (1)	$—	$105,252	$—	$105,252
(1) Included within Investment securities in the Consolidated Balance Sheets.

	March 31, 2021
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$178,659	$—	$178,659
U.S. treasury securities	—	24,083	—	24,083
Total asset measured at fair value (1)	$—	$202,742	$—	$202,742
(1) Included within Investment securities in the Consolidated Balance Sheets.

The Company had no transfers between fair value levels during the years ended March 31, 2022 and March 31, 2021.

Note 6 — Investment Securities
The amortized cost and gross unrealized gains (losses) of marketable investment securities accounted under the fair value method were as follows:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value (1)
Corporate debt securities	$88,475	$2	$(1,403)	$87,074
U.S. treasury securities	17,891	—	(229)	17,662
Certificates of deposit	516	—	—	516
Total securities with unrealized gains/(losses)	$106,882	$2	$(1,632)	$105,252
(1)Included within Investment securities in the Consolidated Balance Sheets.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$178,384	$389	$(114)	$178,659
U.S. treasury securities	23,761	322	—	24,083
Total securities with unrealized gains/(losses)	$202,145	$711	$(114)	$202,742
(1)Included within Investment securities in the Consolidated Balance Sheets.
Scheduled maturities of the debt securities held by the Company included within the investment securities portfolio were as follows:

	March 31, 2022		March 31, 2021
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$72,963	$72,950	$172,747	$172,798
Due within years two through five	33,919	32,302	29,398	29,944
Total debt within the investment securities portfolio	$106,882	$105,252	$202,145	$202,742
Note 7 — Allowance for Credit Losses
The following table presents information about the Company's allowance for credit losses:

	March 31, 2022	March 31, 2021
Beginning balance	$11,782	$6,889
Transition adjustment as of April 1, 2020	—	831
Provision for bad debt, net	3,718	7,290
Recovery/(write-off) of uncollectible accounts, net	(2,226)	(3,228)
Ending balance	$13,274	$11,782
Note 8 — Property and Equipment
Property and equipment, net of accumulated depreciation consists of the following:

	Useful Lives	March 31, 2022	March 31, 2021
Equipment	5 years	$9,692	$8,795
Furniture and fixtures	5 years	22,704	21,493
Leasehold improvements	10 years	59,462	52,561
Computers and software	3 years	14,308	10,772
Other	Various	7,476	7,056
Total cost		113,642	100,677
Less: accumulated depreciation		(61,466)	(54,307)
Total net book value		$52,176	$46,370
Additions to property and equipment during the years ended March 31, 2022 and March 31, 2021 were primarily related to leasehold improvement costs incurred and computers and software.
Depreciation expense of $14,600, $11,068, and $9,842 was recognized during the years ended March 31, 2022, 2021, and 2020, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Note 9 — Goodwill and Other Intangible Assets
The following table provides a reconciliation of Goodwill and other intangibles, net reported on the Consolidated Balance Sheets.

	Useful Lives	March 31, 2022	March 31, 2021
Goodwill	Indefinite	$1,070,442	$671,065
Tradename-Houlihan Lokey	Indefinite	192,210	192,210
Other intangible assets	Varies	92,941	6,809
Total cost		1,355,593	870,084
Less: accumulated amortization		(37,818)	(3,863)
Goodwill and other intangibles, net		$1,317,775	$866,221

Amortization expense of approximately $33,937, $4,161, and $7,449 was recognized for finite-lived intangible assets for the years ended March 31, 2022, 2021, and 2020, respectively.

The estimated future amortization for finite-lived intangible assets for each of the next five years and thereafter are as follows:

Year Ended March 31,
2023	$45,014
2024	7,985
2025	1,820
2026	—
2027 and thereafter	—

Goodwill attributable to the Company’s business segments is as follows:

	April 1, 2021	Change (1)	March 31, 2022
Corporate Finance	$416,535	$399,377	$815,912
Financial Restructuring	162,815	—	162,815
Financial and Valuation Advisory	91,715	—	91,715
Goodwill	$671,065	$399,377	$1,070,442
(1)Changes pertain primarily to the acquisition of GCA Corporation and to a small extent, foreign currency translation. See Note 19 for additional information.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Note 10 — Loans Payable
On August 23, 2019, the Company entered into a new syndicated revolving line of credit with Bank of America, N.A. and certain other financial institutions party thereto (the "2019 Line of Credit"), which allows for borrowings of up to $100.0 million (and, subject to certain conditions, provides the Company with an expansion option, which, if exercised in full, would provide for a total credit facility of $200.0 million) and matures on August 23, 2022 (or if such date is not a business day, the immediately preceding business day). The agreement governing the 2019 Line of Credit provides that borrowings bear interest at an annual rate of LIBOR plus 1.00%, commitment fees apply to unused amounts, and contains debt covenants which require that the Company maintain certain financial ratios. As of March 31, 2022 and 2021, no principal was outstanding under the 2019 Line of Credit.

Prior to the IPO, Fram Holdings, Inc., a Delaware corporation and, prior to our IPO, our indirect parent company, maintained certain loans payable to former shareholders consisting of unsecured notes payable, which were transferred to the Company in conjunction with the IPO. The average interest rate on the individual notes was 1.48%, 1.49%, and 2.94% for the years ended March 31, 2022, 2021, and 2020, respectively, and the maturity dates range from 2020 to 2027. The Company incurred interest expense on these notes of $10, $21, and $63 for the years ended March 31, 2022, 2021, and 2020, respectively.

In April 2018, the Company acquired Quayle Munro Limited. Total consideration included non-interest bearing unsecured convertible loans totaling GBP 10.5 million payable on May 31, 2022, which is included in Other liabilities in the accompanying Consolidated Balance Sheets. Under certain circumstances, the notes may be exchanged for Company Class B common stock over a three-year period in equal annual installments starting on May 31, 2020. The Company incurred imputed interest expense on these notes of $162, $288, and $327 for the years ended March 31, 2022, 2021, and 2020, respectively.
In May 2018, the Company acquired BearTooth Advisors. Total consideration included an unsecured note of $2.8 million bearing interest at an annual rate of 2.88% and payable on May 21, 2048. This note was subsequently assigned by the seller to the former BearTooth principals (who became employees of the Company), and, under certain circumstances, is convertible into Company Class B common stock after the fifth anniversary of the closing of the transaction. The Company incurred interest expense on this note of $105 for each of the years ended March 31, 2022, 2021, and 2020, respectively.
In December 2019, the Company acquired Freeman & Co. Total consideration included an unsecured note of $4.0 million bearing interest at an annual rate of 2.75% and payable on December 16, 2049. The note issued by the Company to the seller was distributed to the former principals of Freeman & Co. (who became employees of the Company). Under certain circumstances, the note may be exchanged by each principal for Company stock over a four-year period in equal annual installments starting in December, 2020. The Company incurred interest expense on this note of $79, $103, and $32 for the years ended March 31, 2022, 2021, and 2020, respectively.
In August 2020, the Company acquired MVP Capital, LLC ("MVP"). Total consideration included an unsecured non-interest bearing note of $4.5 million payable August 14, 2050. The note was issued by the Company to the former principals and sellers of MVP (who became employees of the Company). Under certain circumstances, the note may be exchanged by each seller for a combination of cash and Company stock over a three-year period in equal annual installments starting in August 2021. Contingent consideration was also issued in connection with the acquisition of MVP, which had a fair value of $20.3 million and $16.9 million as of March 31, 2022 and March 21, 2021, respectively, which is included in Other liabilities in our Consolidated Balance Sheets.
In July 2021, the Company acquired Baylor Klein, Ltd ("BK"). Contingent consideration was issued in connection with the acquisition of BK, which had a fair value of $17.6 million as of March 31, 2022, which is included in Other Liabilities in our Consolidated Balance Sheet.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Note 11 — Accumulated Other Comprehensive (Loss)
Accumulated other comprehensive (loss) is comprised of Foreign currency translation adjustments of $(23,171) and $22,932 for the years ended March 31, 2022 and 2021, respectively. We do not expect the change in foreign currency translation to have a material impact on our operating results and financial position.
Accumulated other comprehensive (loss) as of March 31, 2022, 2021, and 2020, was comprised of the following:

Total
Balance, March 31, 2020	$(43,108)
Foreign currency translation adjustments	22,932
Balance, March 31, 2021	(20,176)
Foreign currency translation adjustments	(23,171)
Balance, March 31, 2022	$(43,347)
Note 12 — Income Taxes
The Company’s provision for income taxes was $165,614, $96,457, and $51,854, for the years ended March 31, 2022, 2021, and 2020, respectively. This represents effective tax rates of 27.4%, 23.6%, and 22.0% for the years ended March 31, 2022, 2021, and 2020, respectively.

The provision (benefit) for income taxes on operations for the years ended March 31, 2022, 2021, and 2020 is comprised of the following approximate values:

	Year Ended March 31,
	2022	2021	2020
Current:
Federal	$134,054	$71,832	$39,796
State and local	58,568	27,230	10,217
Foreign	44,060	18,632	11,495
Subtotal	236,682	117,694	61,508
Deferred:
Federal	(52,088)	(16,244)	(6,317)
State and local	(18,348)	(4,543)	(2,104)
Foreign	(632)	(450)	(1,233)
Subtotal	(71,068)	(21,237)	(9,654)
Total	$165,614	$96,457	$51,854

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
The provision for income taxes on operations for the years ended March 31, 2022, 2021, and 2020 is reconciled to the income taxes computed at the statutory federal income tax rate (computed by applying the federal corporate rate of 21% to consolidated operating income before provision for income taxes) as follows:

	Year Ended March 31,
	2022		2021		2020
Federal income tax provision computed at statutory rate	$126,826	21.0%	$85,937	21.0%	$49,486	21.0%
State and local taxes, net of federal tax effect	31,559	5.2%	18,877	4.6%	10,819	4.6%
Tax impact from foreign operations	3,990	0.7%	(1,036)	(0.2)%	(1,083)	(0.5)%
Nondeductible expenses	10,654	1.8%	6,004	1.5%	4,721	2.0%
Stock compensation	(7,421)	(1.2)%	(13,349)	(3.3)%	(7,269)	(3.1)%
Uncertain tax positions, true-up items, and other	6	—%	24	—%	(4,820)	(2.0)%
Total	$165,614	27.4%	$96,457	23.6%	$51,854	22.0%

Deferred income taxes arise principally from temporary differences between book and tax recognition of income, expenses, and losses relating to financing and other transactions. The deferred income taxes on the accompanying consolidated balance sheets as of March 31, 2022 and March 31, 2021, comprise the following:

	March 31, 2022	March 31, 2021
Deferred tax assets:
Deferred compensation expense/accrued bonus	$126,249	$75,140
Allowance for credit losses	1,612	1,305
Accounts receivable and work in progress	6,814	2,084
US foreign tax credits	2,400	2,475
Operating lease liabilities	25,947	31,499
Non US	32,374	14,234
Other, net	10,925	1,452
Total deferred tax assets	206,321	128,189
Deferred tax asset valuation allowance	(9,234)	(9,783)
Total deferred tax assets	197,087	118,406
Deferred tax liabilities:
Intangibles	(72,983)	(49,913)
Operating lease right-of-use assets	(21,907)	(27,856)
Other, net	(7,707)	(12,358)
Total deferred tax liabilities	(102,597)	(90,127)
Net deferred tax assets	$94,490	$28,279

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
The Company has various state and foreign net operating losses totaling $74,690. If not utilized, the state net operating loss carryforwards will begin to expire in six years and foreign net operating loss carryforwards will begin to expire in ten years, although in certain jurisdictions these attributes do not expire. A valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company has determined that deferred tax assets related to US foreign tax credits and certain foreign deferred tax assets are not likely to be realized. The Company’s credit carryforwards as of March 31, 2022 were primarily driven as a result of U.S. Tax Reform. The Company assessed the realizability of these foreign tax credits based on currently enacted and proposed legislation issued by the U.S. Department of Treasury and the Internal Revenue Service, and recorded a full valuation allowance of $2,400 and $2,475 against these assets for March 31, 2022 and 2021, respectively. The Company does not expect to utilize these foreign tax credits in the future as the Company does not currently project future foreign source income. These foreign tax credits will expire in various years through 2030. In addition, certain deferred tax assets related to tax deductible goodwill from previous acquisitions and net operating losses generated from these deductions were not more likely than not realizable; therefore, the Company maintained valuation allowances for March 31, 2022 and 2021 of $6,834 and $7,308, respectively. The change in the total valuation allowance was a decrease of $549 and a decrease of $1,314 during the years ended March 31, 2022 and March 31, 2021, respectively.

The Company has historically considered the undistributed earnings of its foreign subsidiaries to be indefinitely reinvested, and, accordingly, no taxes were provided on such earnings prior to the fourth quarter of fiscal 2021. In the first quarter of fiscal 2022, we identified $97,000 of cash in certain foreign jurisdictions in excess of current working capital needs and repatriated the full amount. With the exception of this one-time distribution of historic earnings, the assertion that all undistributed earnings of foreign subsidiaries should be considered indefinitely reinvested remains. Deferred taxes recorded for the distribution were not significant.

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

As of March 31, 2022 and March 31, 2021, the Company had recorded liabilities for interest and penalties related to uncertain tax positions in the amounts of $1,228 and $1,984, net of any future tax benefit of such interest, respectively. Unrecognized tax positions totaled $18,654 and $14,666 as of March 31, 2022 and March 31, 2021, respectively. If the income tax impacts from these tax positions are ultimately realized, such realization would affect the income tax provision and effective tax rate.

A reconciliation of the unrecognized tax position as of March 31, 2022 and March 31, 2021 is as follows:

	March 31, 2022	March 31, 2021
Unrecognized tax position at the beginning of the year	$14,666	$9,947
Increase related to prior year tax positions	10,054	2,979
Decrease related to prior year tax positions	(6,395)	—
Increase related to tax positions taken in the current year	329	1,740
Unrecognized tax position at the end of the year	$18,654	$14,666

The Company believes that it is reasonably possible that a decrease of up to $8.0 million in gross unrecognized income tax benefits for federal and state items may be necessary within the next 12 months. For the remaining uncertain income tax positions, it is difficult at this time to estimate the timing of the resolution.

The Company files consolidated federal income tax returns, as well as consolidated and separate returns in state and local jurisdictions. As of March 31, 2022, all of the federal income tax returns filed since 2019 by the Company are still subject to adjustment upon audit. The Company also files combined and separate income tax returns in many states, which are also open to adjustment. The Company is currently under New York State audit for the years ended March 31, 2017, March 31, 2018, and March 31, 2019. The Company is currently under New York City audit for the years ended March 31, 2016, March 31, 2017, and March 31, 2018.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Note 13 — Earnings Per Share
The calculations of basic and diluted earnings per share attributable to holders of shares of common stock are presented below.

	Year Ended March 31,
	2022	2021	2020
Numerator:
Net income attributable to Houlihan Lokey, Inc.	$414,580	$335,703	$170,979
Denominator:
Weighted average shares of common stock outstanding — basic	64,970,287	65,785,042	62,152,870
Weighted average number of incremental shares pertaining to unvested restricted-stock and issuable in respect of unvested restricted stock units, as-calculated using the treasury stock method	3,289,421	2,886,206	3,572,646
Weighted average shares of common stock outstanding — diluted	68,259,708	68,671,248	65,725,516

Basic earnings per share	$6.74	$4.75	$2.96
Diluted earnings per share	$6.41	$4.55	$2.80
Note 14 — Employee Benefit Plans
Defined Contribution Plans

The Company sponsors a 401(k) defined contribution savings plan for its domestic employees and defined contribution retirement plans for its international employees. The Company contributed $5,294, $4,519, and $3,751 to these plans during the years ended March 31, 2022, 2021, and 2020, respectively.
Share-Based Incentive Plans

Following the IPO, additional awards of restricted shares and restricted stock units have been and will be made under the Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan (the "2016 Incentive Plan"), which became effective in August 2015 and was amended in October 2017. Under the 2016 Incentive Plan, it is anticipated that the Company will continue to grant cash and equity-based incentive awards to eligible service providers in order to attract, motivate, and retain the talent necessary to operate the Company's business. Equity-based incentive awards issued under the 2016 Incentive Plan generally vest over a four-year period. Restricted shares of Class A common stock were granted under the 2016 Incentive Plan to (i) four independent directors in the first quarter of fiscal 2020 at $47.22 per share, (ii) one independent director in the third quarter of fiscal 2020 at $47.21 per share, (iii) four independent directors in the first quarter of fiscal 2021 at $60.60 per share, (iv) two independent directors in the third quarter of fiscal 2021 at $63.01 per share, and (v) six independent directors in the first quarter of fiscal 2022 at $73.19 per share.
An excess tax benefit of $7,421 and $13,349 was recognized during the years ended March 31, 2022 and 2021, respectively, as a component of the provision for income taxes and an operating activity on the Consolidated Statements of Cash Flows. The Company recorded cash outflows of $(33,741), $(17,810), and $(31,477) related to the settlement of share-based awards in satisfaction of withholding tax requirements in financing activities on the Consolidated Statements of Cash Flows for the years ended March 31, 2022, 2021, and 2020, respectively.
We recognize compensation expense for all stock-based awards, including restricted stock and restricted stock units ("RSU"s), based on the estimate of fair value of the award at the grant date. The fair value of each restricted stock and RSU award is measured based on the closing stock price of our common stock on the date of grant. We account for forfeitures as they occur. The compensation expense is recognized using a straight-line basis over the requisite service periods of the awards, which is four years.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
The share awards are classified as equity awards at the time of grant unless the number of shares granted is unknown. Awards that are settleable in shares based upon a future determinable stock price are classified as liabilities until the price is established and the resulting number of shares is known, at which time they are re-classified from liabilities to equity awards. Activity in equity classified share awards that relate to the Company's 2006 Incentive Award Plan (the "2006 Incentive Plan") and the 2016 Incentive Plan during the years ended March 31, 2022, 2021, and 2020, is as follows:

Unvested Share Awards	Shares	Weighted Average Grant Date Fair Value
Balance, April 1, 2019	3,763,984	$32.29
Granted	1,368,079	47.04
Vested	(1,496,643)	29.30
Shares repurchased/forfeited	(96,373)	38.63
Balance, March 31, 2020	3,539,047	39.13
Granted	1,044,741	60.60
Vested	(1,770,294)	32.36
Shares repurchased/forfeited	(68,889)	50.87
Balance, March 31, 2021	2,744,605	51.37
Granted	2,689,459	82.45
Vested	(1,039,535)	47.77
Shares repurchased/forfeited	(80,154)	61.14
Balance, March 31, 2022	4,314,375	$71.42
Activity in liability classified share awards during the years ended March 31, 2022, 2021, and 2020 is as follows:

Awards Settleable in Shares	Fair Value
Balance, April 1, 2019	$21,676
Offer to grant	6,410
Share price determined-converted to cash payments	(100)
Share price determined-transferred to equity grants (1)	(6,457)
Forfeited	(540)
Balance, March 31, 2020	20,989
Offer to grant	5,189
Share price determined-converted to cash payments	(249)
Share price determined-transferred to equity grants (1)	(7,223)
Forfeited	(1,756)
Balance, March 31, 2021	16,950
Offer to grant	4,344
Share price determined-converted to cash payments	(2,676)
Share price determined-transferred to equity grants (1)	(4,269)
Forfeited	—
Balance, March 31, 2022	$14,349
(1)57,721, 121,075, and 134,370 shares for the years ended March 31, 2022, 2021, and 2020, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)

The following table summarizes the activity of our RSUs for the years ended March 31, 2022, 2021, and 2020, respectively.

Restricted Stock Units	RSUs	Weighted Average Grant Date Fair Value
RSUs as of April 1, 2019	21,953	$—
Issued	—	—
Forfeitures	—	—
Vested	—	—
RSUs as of March 31, 2020	21,953	47.22
Issued	25,658	60.60
Forfeitures	(3,191)	52.97
Vested	(5,945)	47.81
RSUs as of March 31, 2021	38,475	55.57
Issued	1,014,641	96.20
Forfeitures	(2,159)	66.32
Vested	(12,454)	53.80
RSUs as of March 31, 2022	1,038,503	$95.27

Compensation expenses for the Company associated with both equity and liability classified awards totaled $91,875, $62,421, and $64,345 for the years ended March 31, 2022, 2021, and 2020, respectively. As of March 31, 2022 and March 31, 2021 there was $308,144 and $143,660, respectively, of total unrecognized compensation cost related to unvested share awards granted under both the 2006 Incentive Plan and 2016 Incentive Plan. These costs are recognized over a weighted average period of 1.7 years and 2.0 years, as of March 31, 2022 and March 31, 2021, respectively.
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

On April 28, 2022, our board of directors approved the registration of an additional 10,000,000 shares of Class A Common Stock and 10,000,000 shares of Class B Common Stock to be issued pursuant to the 2016 Incentive Plan.
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
Class A common stock

During the year ended March 31, 2022, the Company issued 6,512 shares to non-employee directors, and 1,874,009 shares were converted from Class B to Class A. During the year ended March 31, 2021, the Company issued 8,751 shares to non-employee directors, and 3,650,053 shares were converted from Class B to Class A. As of March 31, 2022, there were 49,801,577 Class A shares held by the public and 51,987 Class A shares held by non-employee directors. As of March 31, 2021, there were 51,199,967 Class A shares held by the public and 45,475 Class A shares held by non-employee directors.

Class B common stock

As of March 31, 2022, there were 17,649,555 Class B shares held by the HL Voting Trust. As of March 31, 2021, there were 16,951,696 Class B shares held by the HL Voting Trust.

Dividends

Previously declared dividends related to unvested shares of $9,312 and $6,744 were unpaid as of March 31, 2022 and 2021, respectively.
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
During the years ended March 31, 2022, 2021, and 2020, the Company repurchased 455,402, 286,730, and 654,944 shares, respectively, of Class B common stock, to satisfy $33,700, $17,810, and $31,451 of required withholding taxes in connection with the vesting of restricted awards, respectively. During the years ended March 31, 2022, 2021, and 2020, the Company repurchased an additional 3,272,399, 1,591,995, and 671,187 shares of its outstanding common stock, respectively, at a weighted average price of $94.35, $64.18, and $44.13 per share, excluding commissions, for an aggregate purchase price of $308,746, $102,173, and $29,621, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Note 16 — Leases
Lessee Arrangements

Operating Leases

We lease real estate and equipment used in operations from third parties. As of March 31, 2022, the remaining term of our operating leases ranged from 1 to 14 years with various automatic extensions.
The following table outlines the maturity of our existing operating lease liabilities on a fiscal year-end basis as of March 31, 2022.

Maturity of Operating Leases

Operating Leases
2023	$34,693
2024	28,696
2025	28,490
2026	26,011
2027	22,153
2028 and thereafter	85,602
Total	225,645
Less: present value discount	(28,554)
Operating lease liabilities	$197,091
As of March 31, 2022, the Company entered into multiple operating leases for additional office space that have not yet commenced, for approximately $202 million. These operating leases will commence between fiscal year 2023 and fiscal year 2024 with a lease term of 10 years to 13 years.

Lease costs

	March 31, 2022	March 31, 2021
Operating lease expense	$37,299	$28,924
Variable lease expense (1)	10,252	10,311
Short-term lease expense	214	203
Less: Sublease income	(18)	(205)
Total lease costs	$47,747	$39,233
(1)Primarily consists of payments for property taxes, common area maintenance and usage based operating costs.

Weighted-average details

	March 31, 2022	March 31, 2021
Weighted-average remaining lease term (years)	9	9
Weighted-average discount rate	3.4%	3.8%

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Supplemental cash flow information related to leases:

	March 31, 2022	March 31, 2021
Operating cash flows:
Cash paid for amounts included in the measurement of Operating lease liabilities	$32,947	$32,152

Non-cash activity:
Operating lease right-of-use assets obtained in exchange of operating lease liabilities	$32,377	$41,089
Change in Operating lease right-of-use assets due to remeasurement	5,200	(1,208)
Note 17 — Commitments and Contingencies
The Company has been named in various legal actions arising in the normal course of business. In the opinion of the Company, in consultation with legal counsel, the final resolutions of these matters are not expected to have a material adverse effect on the Company’s financial condition, operations and cash flows. Our obligation under the loan payable to affiliate is subordinated to our obligations under the 2019 Line of Credit. The Company also provides routine indemnifications relating to certain real estate (office) lease agreements under which it may be required to indemnify property owners for claims and other liabilities arising from the Company’s use of the applicable premises. In addition, the Company guarantees the performance of its subsidiaries under certain office lease agreements. The terms of these obligations vary, and because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the maximum amount that it could be obligated to pay under such contracts. Based on historical experience and evaluation of specific indemnities, management believes that judgments, if any, against the Company related to such matters are not likely to have a material effect on the consolidated financial statements. Accordingly, the Company has not recorded any liability for these obligations as of March 31, 2022 or March 31, 2021.

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

	Year Ended March 31,
	2022	2021	2020
Revenues by segment:
Corporate Finance	$1,593,083	$802,853	$646,788
Financial Restructuring	392,818	534,747	352,517
Financial and Valuation Advisory	284,057	187,852	160,063
Revenues	$2,269,958	$1,525,452	$1,159,368
Segment profit (1)
Corporate Finance	$606,268	$250,513	$179,660
Financial Restructuring	100,882	224,215	107,714
Financial and Valuation Advisory	88,136	46,642	35,172
Total segment profit	795,286	521,370	322,546
Corporate expenses (2)	182,422	113,213	92,945
Other (income)/expense, net	8,926	(1,071)	(6,046)
Income before provision for income taxes	$603,938	$409,228	$235,647
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

	March 31, 2022	March 31, 2021	March 31, 2020
Assets by segment
Corporate Finance	$994,623	$575,241	$403,147
Financial Restructuring	178,148	181,239	186,418
Financial and Valuation Advisory	155,853	136,761	127,440
Total segment assets	1,328,624	893,241	717,005
Corporate assets	1,558,186	1,532,826	959,998
Total assets	$2,886,810	$2,426,067	$1,677,003

	Year Ended March 31,
	2022	2021	2020
Income before provision for income taxes by geography
United States	$424,358	$321,639	$184,883
International	179,580	87,589	50,764
Income before provision for income taxes	$603,938	$409,228	$235,647

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)

	Year Ended March 31,
	2022	2021	2020
Revenues by geography:
United States	$1,690,708	$1,192,720	$975,075
International	579,250	332,732	184,293
Revenues	$2,269,958	$1,525,452	$1,159,368

	March 31, 2022	March 31, 2021	March 31, 2020
Assets by geography
United States	$2,032,390	$1,837,332	$1,135,871
International	854,420	588,735	541,132
Total assets	$2,886,810	$2,426,067	$1,677,003
Note 19 — Business Combinations
On October 4, 2021 ("the Acquisition Date"), the Company completed a tender offer process resulting in the Company's acquisition of approximately 90% of GCA Corporation's (“GCA”) common stock for cash consideration of $531.9 million. The Company then acquired the GCA shares not purchased through the tender offer by way of a second-step transaction, which occurred on November 5, 2021 for $57.7 million (included within Other liabilities in the March 31, 2022 Consolidated Balance Sheet). The consideration for these shares was paid on January 20, 2022. This all-cash transaction was valued at approximately $589.6 million, based on the consideration of ¥1,398 per share of GCA. Total GCA related transaction costs included in non-compensation expenses were $(7,026) for the year ended March 31, 2022.

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)

Purchase Price Allocation

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as part of the GCA acquisition. We made significant estimates and exercised significant judgment in estimating fair values and accounting for such acquired assets and liabilities. Such fair values are preliminary estimates and are subject to adjustment for up to one year after the acquisition date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. The intangible assets subject to amortization will be amortized on a straight-line basis over their estimated useful lives as of the acquisition date. Measurement period adjustments recognized in the fourth quarter of fiscal 2022 related primarily to updated estimated fair values for income taxes (payable)/receivable, cash and cash equivalents, accounts receivable, receivable from affiliates, deferred income taxes, accounts payable and accrued expenses, and other assets.

	Previously Reported As Of December 31, 2021	Measurement Period Adjustments	Fair Value As Of March 31, 2022	Weighted-Average Amortization Period
Assets acquired:
Cash and cash equivalents	$226,550	$2,327	$228,877
Investment securities	515	—	515
Accounts receivable	53,431	1,373	54,804
Unbilled work in progress	4,672	—	4,672
Income taxes receivable	—	1,771	1,771
Property and equipment	8,727	—	8,727
Operating lease right-of-use assets	27,383	—	27,383
Receivable from affiliates	1,288	(1,288)	—
Other assets	20,503	3	20,506
Intangible assets other than goodwill		—
Backlog	42,000	—	42,000	1.2 years
Trade name	17,100	—	17,100	2.0 years
Customer relationships	15,200	—	15,200	1.0 year
Total intangible assets acquired	74,300	—	74,300	1.3 years
Total assets	417,369	4,186	421,555

Liabilities assumed:
Accrued salaries and bonuses	152,409	—	152,409
Accounts payable and accrued expenses	22,627	95	22,722
Payable to affiliates	15	—	15
Deferred income	78	—	78
Deferred income taxes	3,199	353	3,552
Income taxes payable	5,857	(5,857)	—
Operating lease liabilities	27,527	—	27,527
Other liabilities	19,897	—	19,897
Total liabilities	231,609	(5,409)	226,200
Net identifiable assets acquired	185,760	9,595	195,355
Goodwill	403,809	(9,595)	394,214
Total GCA equity value	$589,569	$—	$589,569

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
We applied the acquisition method of accounting in accordance with Financial Accounting Standards Board ("FASB") ASC Topic 805, Business Combinations ("ASC 805"). Goodwill of $394.2 million was recognized as a result of the transaction and relates to (i) the value of assets that do not meet the definition of an identifiable intangible asset under ASC 805, but that do contribute to the value of the acquired business, including the assembled workforce and relationships with customers that are not tracked; (ii) the assemblage value associated with acquiring an on-going business whose value is worth more than simply the sum of its parts; and (iii) the expected synergies associated with combining global operations. None of the goodwill recognized is expected to be deductible for federal income tax purposes. The goodwill recognized is attributable to our CF business segment.
The results of operations for GCA have been included in the Company's Consolidated Financial Statements since the Acquisition Date. GCA contributed $261.2 million and $100.2 million, to Revenue and Net income, respectively, for the period from the Acquisition Date to March 31, 2022. Included in Net income is the effect of the issuance of stock compensation in lieu of cash. Included in Net income are certain bonus amounts previously accrued that were issued in the form of deferred stock compensation in our fourth quarter, which will be amortized over future periods.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information is presented to illustrate the estimated effects of the acquisition of GCA on the Company as if it had occurred on April 1, 2020, the first day of the Company's fiscal 2021, and is not necessarily indicative of either future results of operations or results that may have been achieved had the acquisition been consummated as of this date. The below unaudited pro forma results include certain pro forma adjustments to net earnings that were directly attributable to the acquisition, as if the acquisition had occurred on April 1, 2020, including the following:

•Elimination of transaction costs incurred by the Company directly attributable to the GCA acquisition of $(7,026) for the year ended March 31, 2022.
•An increase/(decrease) of amortization expense of $(12,946) and $58,276, for the year ended March 31, 2022 and 2021, directly attributable to the GCA acquisition. This amortization was recognized as a result of the allocation of purchase consideration to the definite-lived intangible assets subject to amortization, noted above.
•Resulting tax impact of above adjustments of $5,472 and $(13,753), for the year ended March 31, 2022 and 2021, respectively.

	(Unaudited)
	Year Ended March 31,
	2022	2021
Revenue	$2,518,196	$1,730,460
Net income	471,904	276,336
Note 20 — Subsequent Events
Subsequent to March 31, 2022, the Company received a Consent to Field Audit Adjustment from the State of New York for the years ending March 31, 2017, March 31, 2018, and March 31, 2019. The Consent to Field Audit Adjustment results in a decrease to our unrecognized tax benefits of $7.3 million.

On April 28, 2022, the Company's board of directors declared a quarterly cash dividend of $0.53 per share of Class A and Class B common stock, payable on June 15, 2022, to shareholders of record on June 2, 2022. Additionally, the Company's board of directors authorized an increase to the existing July 2021 share repurchase program, which provides for share repurchases of a new aggregate amount of up to $500 million of the Company's Class A common stock and Class B common stock.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
The Company’s system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s financial statements for external reporting purposes in accordance with GAAP. The Company’s management, including the chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of March 31, 2022, the Company’s internal control over financial reporting was effective based on those criteria.
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
The Company completed its acquisition of GCA during the fiscal year ended March 31, 2022, as described in Note 19 included in Part II, Item 8 of this Form 10-K. The scope of management's assessment of the effectiveness the Company's disclosure controls and procedures did not include the internal controls over financial reporting of GCA. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment for one year following the date of acquisition. GCA represents approximately 12% of our total consolidated revenue for the fiscal year ended March 31, 2022 and approximately 6% of total consolidated assets as of March 31, 2022.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission's 2013 Internal Control - Integrated Framework. Based on its assessment, management believes that, as of March 31, 2022, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 40 of this report.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

The information included in this Item 9b is provided in lieu of filing such information on a Current Report on Form 8-K under Item 5.02. Compensatory Arrangements of Certain Officers.
Appointment of Director
On May 26, 2022, our board of directors increased its size from ten to eleven directors and appointed Mr. Todd J. Carter to the Board as a Class I Director, effective as of May 31, 2022, to serve until the Company’s 2022 Annual Meeting of Stockholders and until such time as his successor is duly elected and qualified or until his earlier death, resignation or removal. Mr. Carter was appointed as a member of the Nominating and Corporate Governance Committee, also effective May 31, 2022.

There are no arrangements or understandings between Mr. Carter and any other person pursuant to which Mr. Carter was elected as director. There are no transactions in which Mr. Carter has an interest requiring disclosure under Item 404(a) of Regulation S-K.

Mr. Carter will be eligible to receive compensation for his service on the Board under the Company’s non-employee director compensation program, filed herewith as Exhibit 10.12.
Executive Officer Transition Program
On May 26, 2022, our board of directors adopted an Executive Officer Transition Program (the “Transition Program”) to establish the framework under which the Company’s executive officers, including each of its named executive officers, (each, an “Officer”) may resign from his or her position as an executive officer and transition to a more limited role within the Company.

While none of our Officers have indicated any present intention to resign from his or her executive officer position at any particular time in the future, the board adopted the Transition Program in the belief that it represents an appropriate succession planning instrument and will increase the likelihood of retaining the talents of Officers for a period of time following their relinquishing their executive office roles.

Pursuant to the terms of the Transition Program, and subject to (i) the Officer’s provision of at least six months’ written notice and (ii) the determination by the compensation committee of the Board that the Officer has not committed an act that constitutes cause, the Company and the Officer will enter into a new employment agreement (the “Transition Employment Agreement”) covering this limited role.

The terms of the Transition Employment Agreement generally will provide an employment term of not less than four years to be effective on the Officer’s resignation from his or her executive officer position (the “Transition Date”), and is expected to provide the following payments and benefits:

i.an annual salary of $250,000 per year ($200,000 per year for an Officer departing from the position of Chief Financial Officer or General Counsel);

ii.continued vesting in the Officer’s unvested Company equity awards outstanding at the time of the Transition Date; and

iii.participation in the Company’s employee benefit plans on the same terms as the Company’s managing directors in the jurisdiction in which the Officer is employed.

Pursuant to the terms of the Transition Employment Agreement, the Officer will be subject to a non-compete covenant during the employment term.

If the Officer’s employment is terminated due to Officer’s death or disability or by the Company without cause, (A) outstanding Company equity awards will vest in full and either will be paid in connection with the termination or will be paid in accordance with the award’s original vesting and payment terms; and (B) the Company will pay the Officer’s COBRA premiums for the lesser of 18 months and the remainder of the four-year term measured from the Transition Date. The Officer’s right to receive the foregoing benefits and payments will be contingent upon the Officer’s execution and non-revocation of a general release of claims in favor of the Company.

Upon the Officer’s voluntary resignation or violation of the non-compete covenant, or upon termination of the Officer by the Company for cause, the Officer will forfeit his or her outstanding Company equity awards and be ineligible to receive further salary or COBRA premium payments.

The foregoing summary description of the Transition Program does not purport to be complete and is qualified in its entirety by the full text of the Transition Program, which is attached hereto as Exhibit 10.17 to this Annual Report on Form 10-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of the Company, dated August 18, 2015	8-K	333-205610	3.1	8/21/15
3.2	Amended and Restated Bylaws of the Company, dated August 18, 2015	8-K	333-205610	3.2	8/21/15
4.1	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37537	4.1	5/15/20
9.1	Voting Trust Agreement, dated as of August 18, 2015, by and among the Company, the holders of shares of Class B common stock party thereto, and each trustee named therein	8-K	333-205610	9.1	8/21/15
9.2	Amendment No. 1 to the Voting Trust Agreement, dated as of August 28, 2015, by and among the Company and the Trustees	8-K	333-205610	9.1	8/28/15
9.3	Amendment No. 2 to the Voting Trust Agreement, dated as of October 18, 2018, by and among the Company and the Trustees	8-K	001-37537	9.1	10/19/18
10.1	Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan	8-K	001-37537	10.1	9/25/17
10.2	Amendment to Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan	8-K	001-37537	10.1	10/20/17
10.3	Form of HL Lock- up Agreement	S-1	333-205610	10.2	7/10/15
10.4	Registration Rights Agreement, dated as of August 18, 2015, by and among the Company and the stockholders party thereto	8-K	333-205610	10.3	8/21/15
10.5	Credit Agreement, dated as of August 23, 2019, by and among Houlihan Lokey, Inc., certain domestic subsidiaries of the borrower party thereto as guarantors, Bank of America, N.A., as the administrative agent and the L/C issuer, the lenders party thereto.	8-K	001-37537	10.1	8/26/19
10.6	Form of Indemnification Agreement between Houlihan Lokey, Inc. and its directors and executive officers	S-1/A	333-205610	10.8	7/27/15

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
10.7†	Houlihan Lokey, Inc. Second Amended and Restated 2006 Incentive Compensation Plan	S-1/A	333-205610	10.9	8/3/15
10.8†	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Houlihan Lokey, Inc. Second Amended and Restated 2006 Incentive Compensation Plan	S-1/A	333-205610	10.10	8/3/15
10.9†	Form of Deferred Restricted Stock Award Grant Notice and Agreement under the Houlihan Lokey, Inc. Second Amended and Restated 2006 Incentive Compensation Plan	S-1/A	333-205610	10.11	8/3/15
10.10†	Form of Restricted Stock Award Agreement under the Houlihan Lokey, Inc. 2016 Incentive Award Plan	S-1/A	333-206337	10.13	8/3/15
10.11†	Form of Restricted Stock Unit Award Agreement under the Houlihan Lokey, Inc. 2016 Incentive Award Plan	S-1/A	333-206337	10.14	8/3/15
10.12†	Houlihan Lokey, Inc. Director Compensation Program					*
10.13†	Notice to Fram Holdings, Inc. Second Amended and Restated 2006 Incentive Compensation Plan Equity Award Holders	S-1/A	333-205610	10.19	8/3/15
10.14†	Houlihan Lokey, Inc. Executive Officer Transition Program					*
10.15	Transaction Agreement, dated as of August 3, 2021, by and among the Company and GCA Corporation.	10-Q	001-37537	10.10	11/5/21
21.1	Subsidiaries of Registrant					*
23.1	Consent of Independent Public Accountants					*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					**
101.SCH	XBRL Taxonomy Extension Schema Document					**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					**

*	Filed herewith.

**	Furnished herewith.

†	Indicates a management contract or compensation plan or arrangement.

Item 16. Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOULIHAN LOKEY, INC.

Date: May 27, 2022	By:	/s/ SCOTT L. BEISER
	Name:	Scott L. Beiser
	Title:	Chief Executive Officer

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

HOULIHAN LOKEY, INC.

Date: May 27, 2022	/s/ SCOTT L. BEISER
Scott L. Beiser
Chief Executive Officer
(Principal Executive Officer)

Date: May 27, 2022	/s/ J. LINDSEY ALLEY
J. Lindsey Alley
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 27, 2022	/s/ IRWIN N. GOLD
Irwin N. Gold
Executive Chairman and Director

Date: May 27, 2022	/s/ SCOTT J. ADELSON
Scott J. Adelson
Co-President and Director

Date: May 27, 2022	/s/ DAVID A. PREISER
David A. Preiser
Co-President and Director

Date: May 27, 2022	/s/ JACQUELINE B. KOSECOFF
Jacqueline B. Kosecoff
Director

Date: May 27, 2022	/s/ ROBERT A. SCHRIESHEIM
Robert A. Schriesheim
Director

Date: May 27, 2022	/s/ PAUL A. ZUBER
Paul A. Zuber
Director

Date: May 27, 2022	/s/ GILLIAN B. ZUCKER
Gillian B. Zucker
Director

Date: May 27, 2022	/s/ EKPEDEME M. BASSEY
Ekpedeme M. Bassey
Director

Date: May 27, 2022	/s/ CYRUS D. WALKER
Cyrus D. Walker
Director