Form 10-Q
period 2022-06-30
HOULIHAN LOKEY, INC.
filed 2022-08-05
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2022, the registrant had 49,663,904 shares of Class A common stock, $0.001 par value per share, and 19,122,034 shares of Class B common stock, $0.001 par value per share, outstanding.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share data and par value)	June 30, 2022	March 31, 2022
Assets
Cash and cash equivalents	$488,949	$833,697
Restricted cash	373	373
Investment securities	35,587	109,143
Accounts receivable, net of allowance for credit losses of $6,713 and $8,954, respectively	132,039	144,029
Unbilled work in progress, net of allowance for credit losses of $5,132 and $4,320, respectively	108,604	104,751
Deferred income taxes	101,955	95,278
Property and equipment, net	52,955	52,176
Operating lease right-of-use assets	165,803	171,942
Goodwill	1,062,408	1,070,442
Other intangible assets, net	230,944	247,333
Other assets	56,247	57,646
Total assets	$2,435,864	$2,886,810

Liabilities and Stockholders' Equity
Liabilities:
Accrued salaries and bonuses	$573,472	$953,604
Accounts payable and accrued expenses	98,644	126,190
Deferred income	35,803	28,753
Income taxes payable	68,409	61,266
Deferred income taxes	683	789
Loans payable to former shareholders	537	539
Operating lease liabilities	188,039	197,091
Other liabilities	52,714	74,873
Total liabilities	1,018,301	1,443,105

Commitments and contingencies (Note 17)
Stockholders' equity:
Class A common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 49,649,765 and 49,853,564 shares, respectively	50	50
Class B common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 19,136,952 and 17,649,555 shares, respectively	19	18
Additional paid-in capital	527,666	564,761
Retained earnings	955,484	922,223
Accumulated other comprehensive loss	(65,656)	(43,347)
Total stockholders' equity	1,417,563	1,443,705
Total liabilities and stockholders' equity	$2,435,864	$2,886,810
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,
(In thousands, except share and per share data)	2022	2021
Revenues	$418,644	$372,722
Operating expenses:
Employee compensation and benefits	265,735	232,304
Travel, meals, and entertainment	11,050	1,687
Rent	11,790	10,225
Depreciation and amortization	19,143	4,171
Information technology and communications	10,990	6,961
Professional fees	6,469	6,701
Other operating expenses	15,897	2,997
Total operating expenses	341,074	265,046
Operating income	77,570	107,676
Other (income)/expense, net	1,749	(101)
Income before provision for income taxes	75,821	107,777
Provision for income taxes	5,039	21,817
Net income	70,782	85,960
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(22,309)	1,625
Comprehensive income attributable to Houlihan Lokey, Inc.	$48,473	$87,585

Attributable to Houlihan Lokey, Inc. common stockholders:
Weighted average shares of common stock outstanding:
Basic	63,277,596	65,713,370
Fully diluted	68,828,246	68,718,629
Earnings per share (Note 13)
Basic	$1.12	$1.31
Fully diluted	$1.03	$1.25

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2022	49,853,564	$50	17,649,555	$18	$564,761	$922,223	$(43,347)	$1,443,705
Shares issued	—	—	2,272,580	2	6,019	—	—	6,021
Stock compensation vesting (Note 14)	—	—	—	—	39,167	—	—	39,167
Dividends	—	—	—	—	—	(37,521)	—	(37,521)
Conversion of Class B to Class A shares	266,492	—	(266,492)	—	—	—	—	—
Shares issued to non-employee directors (Note 14)	6,739	—	—	—	570	—	—	570
Other shares repurchased/forfeited	(477,030)	—	(518,691)	(1)	(82,851)	—	—	(82,852)
Net income	—	—	—	—	—	70,782	—	70,782
Change in unrealized translation	—	—	—	—	—	—	(22,309)	(22,309)
Total comprehensive income	—	—	—	—	—	70,782	(22,309)	48,473
Balances – June 30, 2022	49,649,765	$50	19,136,952	$19	$527,666	$955,484	$(65,656)	$1,417,563

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2021	51,245,442	$51	16,951,696	$17	$803,573	$600,096	$(20,176)	$1,383,561
Shares issued	—	—	1,982,643	2	12,023	—	—	12,025
Stock compensation vesting (Note 14)	—	—	—	—	31,297	—	—	31,297
Dividends	—	—	—	—	—	(28,681)	—	(28,681)
Conversion of Class B to Class A shares	718,453	1	(718,453)	(1)	—	—	—	—
Shares issued to non-employee directors (Note 14)	6,512	—	—	—	—	—	—	—
Other shares repurchased/forfeited	(879,138)	(1)	(469,913)	—	(101,188)	—	—	(101,189)
Net income	—	—	—	—	—	85,960	—	85,960
Change in unrealized translation	—	—	—	—	—	—	1,625	1,625
Total comprehensive income	—	—	—	—	—	85,960	1,625	87,585
Balances – June 30, 2021	51,091,269	$51	17,745,973	$18	$745,705	$657,375	$(18,551)	$1,384,598
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended June 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$70,782	$85,960
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(7,051)	(5,022)
Provision for bad debts, net	1,346	370
Unrealized losses on investment securities	870	386
Non-cash lease expense	7,527	5,845
Depreciation and amortization	19,143	4,171
Compensation expense – equity and liability classified share awards (Note 14)	40,607	34,290
Changes in operating assets and liabilities:
Accounts receivable	10,645	17,244
Unbilled work in progress	(3,854)	30,360
Other assets	1,398	1,815
Accrued salaries and bonuses	(375,617)	(254,850)
Accounts payable and accrued expenses and other	(59,447)	(2,970)
Deferred income	7,051	1,977
Income taxes (payable)/receivable	8,580	(9,669)
Net cash used in operating activities	(278,020)	(90,093)
Cash flows from investing activities:
Purchases of investment securities	(2,200)	(19,596)
Sales or maturities of investment securities	74,887	179,971
Purchase of property and equipment, net	(4,485)	(1,403)
Net cash provided by investing activities	68,202	158,972
Cash flows from financing activities:
Dividends paid	(40,490)	(31,205)
Share repurchases	(40,724)	(67,493)
Payments to settle employee tax obligations on share-based awards	(42,121)	(33,700)
Earnouts paid	(904)	(1,723)
Loans payable to former shareholders redeemed	(2)	(74)
Other financing activities	570	477
Net cash used in financing activities	(123,671)	(133,718)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(11,259)	182
Net decrease in cash, cash equivalents, and restricted cash	(344,748)	(64,657)
Cash, cash equivalents, and restricted cash – beginning of period	834,070	847,224
Cash, cash equivalents, and restricted cash – end of period	$489,322	$782,567

Supplemental disclosures of non-cash activities:
Shares issued via vesting of liability classified awards	$5,955	$4,270
Cash paid during the period:
Interest	$30	$243
Taxes, net of refunds	4,594	36,407
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
(UNAUDITED)
(In thousands, except share data or as otherwise stated)

Note 1 — Background
Houlihan Lokey, Inc. ("Houlihan Lokey" or "HL, Inc.," also referred to as the "Company," "we," "our," or "us") is a Delaware corporation that controls the following primary subsidiaries:
•Houlihan Lokey Capital, Inc., a California corporation ("HL Capital, Inc."), is a wholly-owned direct subsidiary of HL, Inc. HL Capital, Inc. is registered as a broker-dealer under Section 15(b) of the Securities Exchange Act of 1934 and a member of Financial Industry Regulatory Authority, Inc.

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

The Company offers financial services and financial advice to a broad clientele located throughout the United States of America, Europe, the Middle East, and the Asia-Pacific region. The Company has U.S. offices in Los Angeles, San Francisco, Chicago, New York City, Minneapolis, McLean (Virginia), Boston, Dallas, Houston, Miami, and Atlanta as well as foreign offices in London, Paris, Frankfurt, Milan, Madrid, Amsterdam, Dubai, Sydney, Tokyo, Hong Kong, Beijing, Singapore, Manchester, Munich, Stockholm, Tel Aviv, Zurich, Ho Chi Minh City, Mumbai, Nagoya, Osaka, and Shanghai. Together, the Company and its subsidiaries form an organization that provides financial services to meet a wide variety of client needs. The Company concentrates its efforts toward the earning of professional fees with focused services across the following three business segments:

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
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP"), pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"), and include all information and footnotes required for consolidated financial statement presentation. The results of operations for the three months ended June 30, 2022 are not necessarily indicative of the results of operations to be expected for the fiscal year ending March 31, 2023. The unaudited interim consolidated financial statements and notes to consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (the "2022 Annual Report").
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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of June 30, 2022, we had no open foreign currency forward contracts. As of June 30, 2021, we had one foreign currency forward contract outstanding between the pound sterling and the euro with a notional value of €9.0 million. The change in fair value of this contract represented a net gain included in Other operating expenses of $98 during the three months ended June 30, 2021.

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

Cash and Cash Equivalents, and Restricted Cash

Cash and cash equivalents include cash held at banks and highly liquid investments with original maturities of three months or less. As of June 30, 2022 and March 31, 2022, the Company had cash balances with banks in excess of insured limits. The Company believes it is not exposed to any significant credit risk with respect to Cash and cash equivalents.
The following table provides a reconciliation of Cash and cash equivalents, and Restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	June 30, 2022	March 31, 2022
Cash and cash equivalents	$488,949	$833,697
Restricted cash (1)	373	373
Total cash, cash equivalents, and restricted cash	$489,322	$834,070
(1)Restricted cash as of June 30, 2022 and March 31, 2022 consisted of a cash secured letter of credit issued for our Frankfurt office.

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. Goodwill is reviewed for impairment in accordance with Accounting Standards Update ("ASU") No. 2011-08, Testing Goodwill for Impairment, which permits management to make a qualitative assessment of whether it is more likely than not that one of its reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If management concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then management would not be required to perform the two-step impairment test for that reporting unit. If the assessment indicates that it is more likely than not that the reporting unit’s fair value is less than its carrying value, management must test further for impairment utilizing a two-step process. Step 1 compares the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds the estimated fair value, an impairment exists and is measured in Step 2 as the excess of the recorded amount of goodwill over the implied fair value of goodwill resulting from the valuation of the reporting unit. Impairment testing of goodwill requires a significant amount of judgment in assessing qualitative factors and estimating the fair value of the reporting unit, if necessary. The fair value is determined using an estimated market value approach, which considers estimates of future after tax cash flows, including a terminal value based on market earnings multiples, discounted at an appropriate market rate. As of June 30, 2022, management concluded that it was not more likely than not that the Company’s reporting units’ fair value was less than their carrying amount and no further impairment testing had been considered necessary.
Indefinite-lived intangible assets are reviewed annually for impairment in accordance with ASU 2012-02, Testing Indefinite-lived Intangible Assets for Impairment, which provides management the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. As of June 30, 2022, management concluded that it was not more likely than not that the fair values were less than the carrying values.
Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group (inclusive of other long-lived assets) be tested for possible impairment, management first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of June 30, 2022, no events or changes in circumstances were identified that indicated that the carrying amount of the finite-lived intangible assets were not recoverable.
Business Combinations
Accounting for business combinations requires management to make significant estimates and assumptions. We allocate the purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair value as of the acquisition date, with the consideration in excess recorded as goodwill. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows, expected asset lives, geographic risk premiums, discount rates, and more. The amounts and useful lives assigned to acquisition-related intangible assets impact the amount and timing of future amortization expense.
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

The change in the Company’s contract assets and liabilities during the period primarily reflects the timing difference between the Company’s performance and the customer’s payment. The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	April 1, 2022	Increase/(Decrease)	June 30, 2022
Receivables (1)	$139,680	$(12,295)	$127,385
Unbilled work in progress, net of allowance for credit losses	104,751	3,853	108,604
Contract Assets (1)	4,349	305	4,654
Contract Liabilities (2)	28,753	7,050	35,803
(1)Included within Accounts receivable, net of allowance for credit losses in the June 30, 2022 Consolidated Balance Sheet.
(2)Included within Deferred income in the June 30, 2022 Consolidated Balance Sheet.

During the three months ended June 30, 2022, $5.5 million of Revenues were recognized that were included in the Deferred income balance at the beginning of the period.

As a practical expedient, the Company does not disclose information about remaining performance obligations pertaining to (i) contracts that have an original expected duration of one year or less, and/or (ii) contracts where the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that is or forms part of a single performance obligation. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at June 30, 2022.
Note 4 — Related Party Transactions
Other assets in the accompanying Consolidated Balance Sheets includes loans receivable from certain employees of $10,897 and $17,100 as of June 30, 2022 and March 31, 2022, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 5 — Fair Value Measurements
The following table presents information about the Company's financial assets, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	June 30, 2022
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$24,915	$—	$24,915
U.S. treasury securities	—	6,772	—	6,772
Certificates of Deposit	—	516	—	516
Total asset measured at fair value (1)	$—	$32,203	$—	$32,203
(1) Included within Investment securities in the Consolidated Balance Sheets.

	March 31, 2022
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$87,074	$—	$87,074
U.S. treasury securities	—	17,662	—	17,662
Certificates of Deposit	—	516	—	516
Total asset measured at fair value (1)	$—	$105,252	$—	$105,252
(1) Included within Investment securities in the Consolidated Balance Sheets.

The Company had no transfers between fair value levels during the three months ended June 30, 2022.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 6 — Investment Securities
The amortized cost and gross unrealized gains (losses) of marketable investment securities accounted under the fair value method were as follows:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value (1)
Corporate debt securities	$26,620	$—	$(1,705)	$24,915
U.S. treasury securities	7,061	—	(289)	6,772
Certificates of Deposit	516	—	—	516
Total securities with unrealized gains/(losses)	$34,197	$—	$(1,994)	$32,203
(1) Included within Investment securities in the Consolidated Balance Sheets.

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value (1)
Corporate debt securities	$88,475	$2	$(1,403)	$87,074
U.S. treasury securities	17,891	—	(229)	17,662
Certificates of Deposit	516	—	—	516
Total securities with unrealized gains/(losses)	$106,882	$2	$(1,632)	$105,252
(1) Included within Investment securities in the Consolidated Balance Sheets.
Scheduled maturities of the debt securities held by the Company included within the investment securities portfolio were as follows:

	June 30, 2022		March 31, 2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$516	$516	$72,963	$72,950
Due within years two through five	33,681	31,687	33,919	32,302
Total debt within the investment securities portfolio	$34,197	$32,203	$106,882	$105,252
Note 7 — Allowance for Credit Losses
The following table presents information about the Company's allowance for credit losses:

June 30, 2022
Beginning balance	$13,274
Provision for bad debt, net	1,346
Recovery/(write-off) of uncollectible accounts, net	(2,775)
Ending balance	$11,845

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 8 — Property and Equipment
Property and equipment, net of accumulated depreciation consists of the following:

	June 30, 2022	March 31, 2022
Equipment	$9,399	$9,692
Furniture and fixtures	17,752	22,704
Leasehold improvements	64,453	59,462
Computers and software	15,261	14,308
Other	7,468	7,476
Total cost	114,333	113,642
Less: accumulated depreciation	(61,378)	(61,466)
Total net book value	$52,955	$52,176
Additions to property and equipment during the three months ended June 30, 2022 were primarily related to leasehold improvement costs incurred.
Depreciation expense of $3,379 and $3,107 was recognized for the three months ended June 30, 2022 and 2021, respectively.
Note 9 — Goodwill and Other Intangible Assets
The following table provides a reconciliation of Goodwill and other intangibles, net reported on the Consolidated Balance Sheets.

	Useful Lives	June 30, 2022	March 31, 2022
Goodwill	Indefinite	$1,062,408	$1,070,442
Tradename-Houlihan Lokey	Indefinite	192,210	192,210
Other intangible assets	Varies	92,135	92,941
Total cost		1,346,753	1,355,593
Less: accumulated amortization		(53,401)	(37,818)
Goodwill and other intangibles, net		$1,293,352	$1,317,775

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Goodwill attributable to the Company’s business segments is as follows:

	April 1, 2022	Change (1)	June 30, 2022
Corporate Finance	$815,912	$(8,034)	$807,878
Financial Restructuring	162,815	—	162,815
Financial and Valuation Advisory	91,715	—	91,715
Goodwill	$1,070,442	$(8,034)	$1,062,408
(1)Changes pertain to foreign currency translation adjustments.

Amortization expense of approximately $15,765 and $1,064 was recognized for the three months ended June 30, 2022 and 2021, respectively.

The estimated future amortization for finite-lived intangible assets for each of the next five years and thereafter are as follows:

Year Ended March 31,
Remainder of 2023	$29,007
2024	7,722
2025	1,693
2026	7
2027 and thereafter	1
Note 10 — Loans Payable
On August 23, 2019, the Company entered into a syndicated revolving line of credit with Bank of America, N.A. and certain other financial institutions party thereto (the “2019 Line of Credit”), which allows for borrowings of up to $100.0 million (and, subject to certain conditions, provides the Company with an expansion option, which, if exercised in full, would provide for a total credit facility of $200.0 million) and matures on August 23, 2022 (or if such date is not a business day, the immediately preceding business day). The agreement governing the 2019 Line of Credit provides that borrowings bear interest at an annual rate of LIBOR plus 1.00%, commitment fees apply to unused amounts, and contains debt covenants which require that the Company maintain certain financial ratios. As of June 30, 2022 and March 31, 2022, no principal was outstanding under the 2019 Line of Credit. On August 2, 2022, the agreement governing the 2019 Line of Credit was amended to, among other things, (a) extend the maturity to August 23, 2025, (b) replace the LIBOR reference rate with Term SOFR plus an applicable credit spread adjustment, (c) modify certain covenant restrictions, and (d) make certain other technical amendments.

Prior to our initial public offering in August 2015 of 12,075,000 shares of Houlihan Lokey, Inc. Class A common stock (the "IPO"), Fram Holdings, Inc., a Delaware corporation, and, prior to our IPO, our indirect parent company, maintained certain loans payable to former shareholders consisting of unsecured notes payable which were transferred to the Company in conjunction with the IPO. The average interest rate on the individual notes was 2.25% and 1.41% as of June 30, 2022 and 2021, respectively, and the maturity dates range from 2022 to 2027. The Company incurred interest expense on these notes of $3 for each of the three months ended June 30, 2022 and 2021.

In April 2018, the Company acquired Quayle Munro Limited. Total consideration included non-interest bearing unsecured convertible loans totaling GBP 10.5 million payable on May 31, 2022, which was extinguished during the three months ended June 30, 2022. The Company incurred imputed interest expense on these notes of $21 and $59 for the three months ended June 30, 2022 and 2021, respectively.
In May 2018, the Company acquired BearTooth Advisors. Total consideration included an unsecured note of $2.8 million bearing interest at an annual rate of 2.88% and payable on May 21, 2048. This note was subsequently assigned by the seller to the former BearTooth principals (who became employees of the Company), and, under certain circumstances, is convertible into Company Class B common stock after the fifth anniversary of the closing of the transaction. The Company incurred interest expense on this note of $18 and $26 for the three months ended June 30, 2022 and 2021, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
In December 2019, the Company acquired Freeman & Co. Total consideration included an unsecured note of $4.0 million bearing interest at an annual rate of 2.75% and payable on December 16, 2049. The note issued by the Company to the seller was distributed to the former principals of Freeman & Co. (who became employees of the Company). Under certain circumstances, the note may be exchanged by each principal for Company stock over a four-year period in equal annual installments starting in December 2020. The Company incurred interest expense on this note of $20 and $19 for the three months ended June 30, 2022 and 2021, respectively.
In August 2020, the Company acquired MVP Capital, LLC (“MVP”). Total consideration included an unsecured non-interest bearing note of $4.5 million payable August 14, 2050. The note was issued by the Company to the former principals and sellers of MVP (who became employees of the Company). Under certain circumstances, the note may be exchanged by each seller for a combination of cash and Company stock over a three-year period in equal annual installments starting in August 2021. Contingent consideration was also issued in connection with the acquisition of MVP, which had a carrying value of $20.3 million as of June 30, 2022 and March 31, 2022, which is included in Other liabilities in our Consolidated Balance Sheets.
In July 2021, the Company acquired Baylor Klein, Ltd (“BK”). Contingent consideration was issued in connection with the acquisition of BK, which had a carrying value of $16.7 million and $17.6 million as of June 30, 2022 and March 31, 2022, respectively, which is included in Other Liabilities in our Consolidated Balance Sheet.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 11 — Accumulated Other Comprehensive (Loss)
Accumulated other comprehensive (loss) is comprised of Foreign currency translation adjustments of $(22,309) and $1,625 for the three months ended June 30, 2022 and 2021, respectively. We do not expect the change in foreign currency translation to have a material impact on our operating results and financial position.

Accumulated other comprehensive (loss) as of June 30, 2022 was comprised of the following:

Balance, April 1, 2022	$(43,347)
Foreign currency translation adjustment	(22,309)
Balance, June 30, 2022	$(65,656)
Note 12 — Income Taxes
The Company’s provision for income taxes was $5,039 and $21,817 for the three months ended June 30, 2022 and 2021, respectively. These represent effective tax rates of 6.6% and 20.2% for the three months ended June 30, 2022 and 2021, respectively.
Note 13 — Earnings Per Share
The calculations of basic and diluted earnings per share attributable to holders of shares of common stock are presented below.

	Three Months Ended June 30,
	2022	2021
Numerator:
Net income attributable Houlihan Lokey, Inc.	$70,782	$85,960
Denominator:
Weighted average shares of common stock outstanding — basic	63,277,596	65,713,370
Weighted average number of incremental shares pertaining to unvested restricted stock and issuable in respect of unvested restricted stock units, as calculated using the treasury stock method	5,550,650	3,005,259
Weighted average shares of common stock outstanding — diluted	68,828,246	68,718,629

Basic earnings per share	$1.12	$1.31
Diluted earnings per share	$1.03	$1.25
Note 14 — Employee Benefit Plans
Defined Contribution Plans

The Company sponsors a 401(k) defined contribution savings plan for its domestic employees and defined contribution retirement plans for its international employees. The Company contributed approximately $1,934 and $1,450 to these plans during the three months ended June 30, 2022 and 2021, respectively.
Share-Based Incentive Plans

Following the IPO, additional awards of restricted shares and restricted stock units have been and will be made under the Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan (the "2016 Incentive Plan"), which became effective in August 2015 and was amended in October 2017. Under the 2016 Incentive Plan, it is anticipated that the Company will continue to grant cash and equity-based incentive awards to eligible service providers in order to attract, motivate and retain the talent necessary to operate the Company's business. Equity-based incentive awards issued under the 2016 Incentive Plan generally vest over a four-year period. Restricted shares of Class A common stock were granted under the 2016 Incentive Plan to (i) six independent directors in the first quarter of fiscal 2022 at $73.19 per share, and (ii) six independent directors in the first quarter of fiscal 2023 at $84.55.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
An excess tax benefit of $8,102 and $6,922 was recognized during the three months ended June 30, 2022 and 2021, respectively, as a component of the provision for income taxes and an operating activity on the Consolidated Statements of Cash Flows. The excess tax benefits recognized during the three months ended June 30, 2022 and 2021 were related to shares vested in May 2022 and 2021, respectively.
The share awards are classified as equity awards at the time of grant unless the number of shares granted is unknown. Awards that are settleable in shares based upon a future determinable stock price are classified as liabilities until the price is established and the resulting number of shares is known, at which time they are re-classified from liabilities to equity awards. Activity in equity classified share awards which relate to the Company's 2016 Incentive Plan during the three months ended June 30, 2022 and 2021 is as follows:

Unvested Share Awards	Shares	Weighted Average Grant Date Fair Value
Balance, April 1, 2022	4,314,375	$71.42
Granted	2,190,936	84.55
Vested	(1,164,138)	59.57
Forfeited/Repurchased	(13,019)	74.26
Balance, June 30, 2022	5,328,154	$79.40

Balance, April 1, 2021	2,744,605	$51.37
Granted	1,638,748	73.19
Vested	(1,038,496)	47.80
Forfeited/Repurchased	(15,001)	54.08
Balance, June 30, 2021	3,329,856	$63.21
Activity in liability classified share awards during the three months ended June 30, 2022 and 2021 is as follows:

Awards Settleable in Shares	Fair Value
Balance, April 1, 2022	$14,349
Offer to grant	4,629
Share price determined-converted to cash payments	(2,676)
Share price determined-transferred to equity grants	(4,269)
Forfeited	—
Balance, June 30, 2022	$12,033

Balance, April 1, 2021	$16,950
Offer to grant	2,354
Share price determined-converted to cash payments	(11,215)
Share price determined-transferred to equity grants	4,270
Forfeited	—
Balance, June 30, 2021	$12,359

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Activity of our RSUs during the three months ended June 30, 2022 and 2021 is as follows:

Restricted Stock Units	RSUs	Weighted Average Grant Date Fair Value
RSUs as of April 1, 2022	1,038,503	$95.27
Issued	50,556	84.55
Forfeitures	(1,875)	97.61
Vested	(24,138)	63.75
RSUs as of June 30, 2022	1,063,046	$95.47

RSUs as of April 1, 2021	38,475	$55.58
Issued	54,525	73.19
Forfeitures	(831)	63.28
Vested	(12,454)	62.20
RSUs as of June 30, 2021	79,715	$66.51

Compensation expenses for the Company associated with both equity and liability classified awards totaled $40,607 and $34,290 for the three months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022 and 2021, there was $524,563 and $197,730, respectively, of total unrecognized compensation cost related to unvested share awards granted under the 2016 Incentive Plan. These costs are recognized over a weighted average period of 3.0 years and 2.0 years, as of June 30, 2022 and 2021, respectively.

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
Class A Common Stock

During the three months ended June 30, 2022 and 2021, 6,739 and 6,512 shares were issued to non-employee directors, respectively, and 39,833 and 718,453 shares were converted from Class B to Class A, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
As of June 30, 2022, there were 49,591,439 Class A shares held by the public and 58,326 Class A shares held by non-employee directors. As of June 30, 2021, there were 51,037,243 Class A shares held by the public and 54,026 Class A shares held by non-employee directors.

Class B Common Stock

As of June 30, 2022 and 2021, there were 19,136,952 and 17,745,973, respectively, Class B shares held by the HL Voting Trust.

Dividends

Previously declared dividends related to unvested shares of $8,766 and $5,103 were unpaid as of June 30, 2022 and 2021, respectively.

Stock Subscriptions Receivable

Employees of the Company periodically issued notes receivable to the Company documenting loans made by the Company to such employees for the purchase of restricted shares of the Company.

Share Repurchases

In April 2022, the board of directors authorized an increase to the existing July 2021 share repurchase program, which provides for share repurchases of a new aggregate amount of up to $500.0 million of the Company's Class A common stock and Class B common stock.

During the three months ended June 30, 2022 and 2021, the Company repurchased 496,731 and 454,912 shares, respectively, of Class B common stock, to satisfy $42,121 and $33,700 of required withholding taxes in connection with the vesting of restricted awards, respectively. During the three months ended June 30, 2022, the Company repurchased an additional 477,030 shares of its outstanding Class A common stock at a weighted average price of $85.34 per share, excluding commissions, for an aggregate purchase price of $40,710. During the three months ended June 30, 2021, the Company repurchased an additional 879,138 shares of its outstanding Class A common stock at a weighted average price of $76.74 per share, excluding commissions, for an aggregate purchase price of $67,467.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 16 — Leases
Lessee Arrangements

Operating Leases

We lease real estate and equipment used in operations from third parties. As of June 30, 2022, the remaining term of our operating leases ranged from 1 to 14 years with various automatic extensions.
The following table outlines the maturity of our existing operating lease liabilities on a fiscal year-end basis as of June 30, 2022.

Maturity of Operating Leases

Operating Leases
Remaining 2023	$25,488
2024	28,810
2025	28,386
2026	25,983
2027	22,298
Thereafter	84,244
Total	215,209
Less: present value discount	(27,170)
Operating lease liabilities	$188,039

As of June 30, 2022, the Company has entered into operating leases for additional office space that have not yet commenced for approximately $207.0 million. These operating leases will commence between fiscal year 2023 and fiscal year 2024 with lease terms of 8 years to 13 years.
Lease costs

	Three Months Ended June 30,
	2022	2021
Operating lease expense	$7,236	$7,215
Variable lease expense (1)	4,519	2,980
Short-term lease expense	35	47
Less: Sublease income	—	(18)
Total lease costs	$11,790	$10,224
(1)Primarily consists of payments for property taxes, common area maintenance and usage based operating costs.
Weighted-average details

	June 30,
	2022	2021
Weighted-average remaining lease term (years)	9	9
Weighted-average discount rate	3.3%	3.8%

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Supplemental cash flow information related to leases:

	Three Months Ended June 30,
	2022	2021
Operating cash flows:
Cash paid for amounts included in the measurement of Operating lease liabilities	$9,446	$7,545

Non-cash activity:
Operating lease right-of-use assets obtained in exchange of Operating lease liabilities	$10,082	$173
Change in Operating lease right-of-use assets due to remeasurement	(5,279)	(2,562)
Note 17 — Commitments and Contingencies
The Company has been named in various legal actions arising in the normal course of business. In the opinion of the Company, in consultation with legal counsel, the final resolutions of these matters are not expected to have a material adverse effect on the Company’s financial condition, operations and cash flows.
The Company also provides routine indemnifications relating to certain real estate (office) lease agreements under which it may be required to indemnify property owners for claims and other liabilities arising from the Company’s use of the applicable premises. In addition, the Company guarantees the performance of its subsidiaries under certain office lease agreements. The terms of these obligations vary, and because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the maximum amount that it could be obligated to pay under such contracts. Based on historical experience and evaluation of specific indemnities, management believes that judgments, if any, against the Company related to such matters are not likely to have a material effect on the consolidated financial statements. Accordingly, the Company has not recorded any liability for these obligations as of June 30, 2022 or March 31, 2022.
There have been no material changes outside of the ordinary course of business to our known contractual obligations, which are set forth in the table included in Item 7 in our 2022 Annual Report.

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

	Three Months Ended June 30,
	2022	2021
Revenues by segment
Corporate Finance	$263,951	$209,991
Financial Restructuring	78,838	98,775
Financial and Valuation Advisory	75,855	63,956
Revenues	$418,644	$372,722

Segment profit (1)
Corporate Finance	$91,565	$85,149
Financial Restructuring	26,696	26,093
Financial and Valuation Advisory	19,034	22,209
Total segment profit	137,295	133,451
Corporate expenses (2)	59,725	25,775
Other (income)/expense, net	1,749	(101)
Income before provision for income taxes	$75,821	$107,777
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

	June 30, 2022	March 31, 2022
Assets by segment
Corporate Finance	$967,835	$994,623
Financial Restructuring	170,381	178,148
Financial and Valuation Advisory	166,437	155,853
Total segment assets	1,304,653	1,328,624
Corporate assets	1,131,211	1,558,186
Total assets	$2,435,864	$2,886,810

	Three Months Ended June 30,
	2022	2021
Income before provision for income taxes by geography
United States	$50,252	$86,597
International	25,569	21,180
Income before provision for income taxes	$75,821	$107,777

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)

	Three Months Ended June 30,
	2022	2021
Revenues by geography
United States	$303,449	$311,727
International	115,195	60,995
Revenues	$418,644	$372,722

	June 30, 2022	March 31, 2022
Assets by geography
United States	1,591,780	2,032,390
International	844,084	854,420
Total assets	$2,435,864	$2,886,810
Note 19 — Business Combinations
On October 4, 2021 ("the Acquisition Date"), the Company completed a tender offer process resulting in the Company's acquisition of approximately 90% of GCA Corporation's (“GCA”) common stock for cash consideration of $531.9 million. The Company then acquired the GCA shares not purchased through the tender offer by way of a second-step transaction, which occurred on November 5, 2021 for $57.7 million. The consideration for these shares was paid on January 20, 2022. This all-cash transaction was valued at approximately $589.6 million, based on the consideration of ¥1,398 per share of GCA.

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)

Purchase Price Allocation

The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as part of the GCA acquisition. We made significant estimates and exercised significant judgment in estimating fair values and accounting for such acquired assets and liabilities. Such fair values are preliminary estimates and are subject to adjustment for up to one year after the acquisition date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. The intangible assets subject to amortization will be amortized on a straight-line basis over their estimated useful lives as of the acquisition date. There were no measurement period adjustments recognized in the first quarter of fiscal 2023.

	Previously Reported As Of March 31, 2022	Measurement Period Adjustments	Fair Value As Of June 30, 2022	Weighted-Average Amortization Period
Assets acquired:
Cash and cash equivalents	$228,877	$—	$228,877
Investment securities	515	—	515
Accounts receivable	54,804	—	54,804
Unbilled work in progress	4,672	—	4,672
Income taxes receivable	1,771	—	1,771
Property and equipment	8,727	—	8,727
Operating lease right-of-use assets	27,383	—	27,383
Receivable from affiliates	—	—	—
Other assets	20,506	—	20,506
Intangible assets other than goodwill		—
Backlog	42,000	—	42,000	1.2 years
Trade name	17,100	—	17,100	2.0 years
Customer relationships	15,200	—	15,200	1.0 year
Total intangible assets acquired	74,300	—	74,300	1.3 years
Total assets	421,555	—	421,555

Liabilities assumed:
Accrued salaries and bonuses	152,409	—	152,409
Accounts payable and accrued expenses	22,722	—	22,722
Payable to affiliates	15	—	15
Deferred income	78	—	78
Deferred income taxes	3,552	—	3,552
Income taxes payable	—	—	—
Operating lease liabilities	27,527	—	27,527
Other liabilities	19,897	—	19,897
Total liabilities	226,200	—	226,200
Net identifiable assets acquired	195,355	—	195,355
Goodwill	394,214	—	394,214
Total GCA equity value	$589,569	$—	$589,569

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information is presented to illustrate the estimated effects of the acquisition of GCA on the Company as if it had occurred on April 1, 2020, the first day of the Company's fiscal 2021, and is not necessarily indicative of either future results of operations or results that may have been achieved had the acquisition been consummated as of this date. The below unaudited pro forma results include certain pro forma adjustments to net earnings that were directly attributable to the acquisition, as if the acquisition had occurred on April 1, 2020, including the following:

•An increase/(decrease) of amortization expense of $(14,619) and $9,542, for the three months ended June 30, 2022 and 2021, directly attributable to the GCA acquisition. This amortization was recognized as a result of the allocation of purchase consideration to the definite-lived intangible assets subject to amortization, noted above.
•Resulting tax impact of above adjustments of $971 and $(1,927), for the three months ended June 30, 2022 and 2021, respectively.

	(Unaudited)
	Three Months Ended June 30,
	2022	2021
Revenue	$418,644	$484,352
Net income	84,430	93,947
Note 20 — Subsequent Events
On July 26, 2022, the Company's board of directors declared a quarterly cash dividend of $0.53 per share of Class A and Class B common stock, payable on September 15, 2022, to shareholders of record on September 2, 2022.
On August 2, 2022, the Company and certain subsidiaries of the Company entered into the First Amendment (the “Credit Facility Amendment”) to the Credit Agreement, dated as of August 23, 2019 (as amended through and including the Credit Facility Amendment, the “Credit Agreement”), by and among the Company, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as agent. See Part II, Item 5 of this Form 10-Q for additional information.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion should be read together with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. We make statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “intends,” “predicts,” “potential” or “continue,” the negative of these terms or other similar expressions. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including but not limited to, the factors listed under the heading “Cautionary Note Regarding Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended March 31, 2022 (the "2022 Annual Report"). Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements speak only as of the date of this filing. You should not rely upon forward-looking statements as a prediction of future events. We are under no duty to and we do not undertake any obligation to update or review any of these forward-looking statements after the date of this filing to conform our prior statements to actual results or revised expectations whether as a result of new information, future developments or otherwise.
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
Our employee compensation and benefits expense consists of base salary, payroll taxes, benefits, annual incentive compensation payable as cash bonus awards, deferred cash bonus awards, and the amortization of equity-based bonus awards. Base salary and benefits are paid ratably throughout the year. Our annual equity-based bonus awards include fixed share compensation awards and liability classified fixed dollar awards as a component of the annual bonus awards for certain employees. These equity awards are generally subject to annual vesting requirements over a four-year period beginning at the date of grant, which occurs in the first quarter of each fiscal year; accordingly, expenses are amortized over the stated vesting period. In most circumstances, the unvested portion of these awards is subject to forfeiture should the employee depart from the Company. Cash bonuses, which are accrued monthly, are discretionary and dependent upon a number of factors including the Company's performance, and are generally paid in the first fiscal quarter of each fiscal year with respect to prior year performance. Generally, a portion of the cash bonus is deferred and paid in the third quarter of the fiscal year in which the bonus is awarded. Annual bonuses paid to employees of GCA Corporation (“GCA”) were historically paid in the first calendar quarter of each year and we maintained that schedule for calendar year 2022 and paid all GCA bonuses in the first calendar quarter of 2022 with respect to calendar year 2021 performance. Bonuses paid to GCA employees in 2022 included both cash and Houlihan Lokey Class B common stock awards subject to vesting similar to what is described above. After the first calendar quarter 2022 payment, GCA will be on the same bonus schedule as Houlihan Lokey referred to above. We refer to the ratio of our employee compensation and benefits expenses to our revenues as our "Compensation Ratio."
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
Results of Consolidated Operations
The following is a discussion of our results of operations for the three months ended June 30, 2022 and 2021. As described in Note 19 of Part I, Item 1 of this Form 10-Q, on October 4, 2021 ("the Acquisition Date"), the Company completed step one of a two step the acquisition of GCA. Our results of consolidated operations include those of GCA from the Acquisition Date through December 31, 2021. For a more detailed discussion of the factors that affected the revenues and the operating expenses of our CF, FR, and FVA business segments in these periods, see Part I, Item 2 of this Form 10-Q under the heading “Business Segments” below.

	Three Months Ended June 30,
($ in thousands)	2022	2021	Change
Revenues	$418,644	$372,722	12%
Operating expenses:
Employee compensation and benefits	265,735	232,304	14%
Non-compensation	75,339	32,742	130%
Total operating expenses	341,074	265,046	29%
Operating income	77,570	107,676	(28)%
Other (income)/expense, net	1,749	(101)	(1,832)%
Income before provision for income taxes	75,821	107,777	(30)%
Provision for income taxes	5,039	21,817	(77)%
Net income attributable to Houlihan Lokey, Inc.	$70,782	$85,960	(18)%
Three Months Ended June 30, 2022 versus June 30, 2021
Revenues were $418.6 million for the three months ended June 30, 2022, compared with $372.7 million for the three months ended June 30, 2021, representing an increase of 12%. Revenues increased primarily as a result of a significant increase in the number of closed transactions for our CF business segment, partially offset by a decrease in the number of closed transactions for our FR business segment. For the quarter, CF revenues increased 26%, FR revenues decreased (20)%, and FVA revenues increased 19% when compared with the three months ended June 30, 2021.

Operating expenses were $341.1 million for the three months ended June 30, 2022, compared with $265.0 million for the three months ended June 30, 2021, representing an increase of 29%. Employee compensation and benefits expense, as a component of operating expenses, was $265.7 million for the three months ended June 30, 2022, compared with $232.3 million for the three months ended June 30, 2021, representing an increase of 14%. The increase in employee compensation and benefits expense was primarily a result of an increase in revenues for the quarter when compared with the same quarter last year. The Compensation Ratio was 63.5% for the three months ended June 30, 2022, compared with 62.3% for the three months ended June 30, 2021. Non-compensation expense, as a component of operating expenses, was $75.3 million for the three months ended June 30, 2022, compared with $32.7 million for the three months ended June 30, 2021, representing an increase of 130%. The increase in non-compensation expense was primarily a result of the inclusion of GCA’s non-compensation expenses in the first quarter ended June 30, 2022, which were not included in the first quarter ended June 30, 2021, and the amortization of intangible assets recognized in connection with the acquisition of GCA.

Other (income)/expense, net was $1.7 million for the three months ended June 30, 2022, compared with $(0.1) million for the three months ended June 30, 2021. Other (income)/expense, net increased to an expense of $1.7 million primarily due to a loss recognized in connection with a periodic warrant revaluation.

The provision for income taxes for the three months ended June 30, 2022 was $5.0 million, which reflected an effective tax rate of 6.6%. The provision for income taxes for the three months ended June 30, 2021 was $21.8 million which reflected an effective tax rate of 20.2%. The decrease in the Company’s tax rate during the three months ended June 30, 2022 relative to the same period in 2021, was primarily a result of the release of the provision for an uncertain tax position as a result of the successful closure of a state audit.

As of March 31, 2022, the Company had recorded unrecognized tax positions in the amounts of $18.7 million. During the three months ended June 30, 2022, the Company received a Consent to Field Audit Adjustment from the State of New York for the years ended March 31, 2017, March 31, 2018 and March 31, 2019. During the three months ended June 30, 2022, a decrease to the Company's unrecognized tax benefits of $7.3 million was recognized as a result of this Consent to Field Audit Adjustment.

The Company believes that it is reasonably possible that a decrease of up to $0.5 million in gross unrecognized income tax benefits for federal and state items may be necessary within the next 12 months. For the remaining uncertain income tax positions, it is difficult at this time to estimate the timing of the resolution.

Business Segments
The following table presents revenues, expenses and contributions from our continuing operations by business segment. The revenues by segment represents each segment’s revenues, and the profit by segment represents profit for each segment before corporate expenses, other (income)/expense, net, and income taxes.

	Three Months Ended June 30,
($ in thousands)	2022	2021	Change
Revenues by Segment
Corporate Finance	$263,951	$209,991	26%
Financial Restructuring	78,838	98,775	(20)%
Financial and Valuation Advisory	75,855	63,956	19%
Revenues	$418,644	$372,722	12%

Segment Profit (1)
Corporate Finance	$91,565	$85,149	8%
Financial Restructuring	26,696	26,093	2%
Financial and Valuation Advisory	19,034	22,209	(14)%
Total Segment Profit	137,295	133,451	3%
Corporate Expenses (2)	59,725	25,775	132%
Other (income)/expense, net	1,749	(101)	(1,832)%
Income before provision for income taxes	$75,821	$107,777	(30)%

Segment Metrics
Number of Managing Directors
Corporate Finance	217	127	71%
Financial Restructuring	55	52	6%
Financial and Valuation Advisory	42	35	20%
Number of Closed Transactions/Fee Events (3)
Corporate Finance	124	84	48%
Financial Restructuring	16	24	(33)%
Financial and Valuation Advisory	876	820	7%
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
Corporate Finance
Three Months Ended June 30, 2022 versus June 30, 2021
Revenues for CF were $264.0 million for the three months ended June 30, 2022, compared with $210.0 million for the three months ended June 30, 2021, representing an increase of 26%. Revenues increased primarily due a significant increase in the number of closed transactions.

Segment profit for CF was $91.6 million for the three months ended June 30, 2022, compared with $85.1 million for the three months ended June 30, 2021, representing an increase of 8%. Profitability increased primarily as a result of an increase in revenues and a decrease in compensation expenses as a percentage of revenues when compared to the same quarter last year.

Financial Restructuring
Three Months Ended June 30, 2022 versus June 30, 2021
Revenues for FR were $78.8 million for the three months ended June 30, 2022, compared with $98.8 million for the three months ended June 30, 2021, representing a decrease of (20)%. Revenues decreased primarily due to a decrease in the number of closed transactions when compared to the same quarter last year.

Segment profit for FR was $26.7 million for the three months ended June 30, 2022, compared with $26.1 million for the three months ended June 30, 2021, an increase of 2%. Profitability increased primarily as a result of a decrease in compensation expenses as a percentage of revenues when compared to the same quarter last year.
Financial and Valuation Advisory
Three Months Ended June 30, 2022 versus June 30, 2021
Revenues for FVA were $75.9 million for the three months ended June 30, 2022, compared with $64.0 million for the three months ended June 30, 2021, representing an increase of 19%. Revenues increased primarily due to an increase in the average fee per Fee Event and the number of Fee Events when compared to the same quarter last year.

Segment profit for FVA was $19.0 million for the three months ended June 30, 2022, compared with $22.2 million for the three months ended June 30, 2021, a decrease of (14)%. Profitability decreased primarily as a result of an increase in compensation and non-compensation expenses as a percentage of revenues.
Corporate Expenses
Three Months Ended June 30, 2022 versus June 30, 2021
Corporate expenses were $59.7 million for the three months ended June 30, 2022, compared with $25.8 million for the three months ended June 30, 2021. This 132% increase was primarily driven by corporate expenses attributable to GCA and amortization of intangible assets recognized in connection with the acquisition of GCA, which were not included in the first quarter ended June 30, 2021. GCA was acquired and consolidated

Liquidity and Capital Resources
Our current assets comprise cash and cash equivalents, investment securities, receivables from affiliates, accounts receivable, and unbilled work in progress related to fees earned from providing advisory services. Our current liabilities include deferred income, accounts payable and accrued expenses, accrued salaries and bonuses, income taxes payable, and current portion of loan obligations.

Our cash and cash equivalents include cash held at banks. We maintain moderate levels of cash on hand in support of regulatory requirements for our registered broker-dealer. As of June 30, 2022 and March 31, 2022, we had $395.0 million and $477.0 million of cash in foreign subsidiaries, respectively. Our excess cash may be invested from time to time in short term investments, including treasury securities, commercial paper, certificates of deposit, and investment grade corporate debt securities, and special purpose acquisition companies. Please refer to Note 6 for further detail.

As of June 30, 2022 and March 31, 2022, our restricted cash, cash and cash equivalents, and investment securities were as follows:

(In thousands)	June 30, 2022	March 31, 2022
Cash and cash equivalents	$488,949	$833,697
Investment securities	35,587	109,143
Total unrestricted cash and cash equivalents, including investment securities	524,536	942,840
Restricted cash (1)	373	373
Total cash, cash equivalents, and restricted cash, including investment securities	$524,909	$943,213
(1)Represents a deposit in support of a letter of credit issued for our Frankfurt office.

Our liquidity is highly dependent upon cash receipts from clients that are generally dependent upon the successful completion of transactions, as well as the timing of receivables collections, which typically occur within 60 days of billing. As of June 30, 2022, accounts receivable, net of credit losses was $132.0 million. As of June 30, 2022, unbilled work in progress, net of credit losses was $108.6 million.

On August 23, 2019, the Company entered into a syndicated revolving line of credit with the Bank of America, N.A. and certain other financial institutions party thereto, which allows for borrowings of up to $100.0 million (and, subject to certain conditions, provides the Company with an expansion option, which, if exercised in full, would provide for a total credit facility of $200.0 million) and matures on August 23, 2022 (the "2019 Line of Credit"). As of June 30, 2022, no principal was outstanding under the 2019 Line of Credit. The agreement governing this facility provides that borrowings bear interest at an annual rate of LIBOR plus 1.00%, commitment fees apply to unused amounts, and contains debt covenants which require that the Company maintain certain financial ratios. The loan agreement requires compliance with certain loan covenants including but not limited to the maintenance of minimum consolidated earnings before interest, taxes, depreciation and amortization of no less than $150.0 million as of the end of any quarterly 12-month period and certain leverage ratios including a consolidated leverage ratio of less than 2.00 to 1.00. As of June 30, 2022, we were, and expect to continue to be, in compliance with such covenants. On August 2, 2022, the agreement governing the 2019 Line of Credit was amended to, among other things, (a) extend the maturity to August 23, 2025, (b) replace the LIBOR reference rate with Term SOFR plus an applicable credit spread adjustment, (c) modify certain covenant restrictions, and (d) make certain other technical amendments.

The majority of the Company's payment obligations and commitments pertain to routine operating leases. The Company also has various obligations relating to notes payable and contingent consideration issued in connection with businesses previously acquired (see Note 10 included in Part I, Item 1 of this Form 10-Q).

In connection with certain acquisitions, certain employees may be entitled to deferred consideration, primarily in the form of retention payments, should certain service and/or performance conditions be met in the future. As a result of these conditions, such deferred consideration would be expensed as compensation in current and future periods and a portion thereof has been accrued as liabilities on the Consolidated Balance Sheets as of June 30, 2022 and March 31, 2022.

Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of our incentive compensation during the first and third quarters of each fiscal year. A summary of our operating, investing, and financing cash flows is as follows:

	Three Months Ended June 30,
(In thousands)	2022	2021	Change
Operating activities:
Net income	$70,782	$85,960	(18)%
Non-cash charges	62,442	40,040	56%
Other operating activities	(411,244)	(216,093)	90%
Net cash used in operating activities	(278,020)	(90,093)	209%
Net cash provided by investing activities	68,202	158,972	(57)%
Net cash used in financing activities	(123,671)	(133,718)	(8)%
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(11,259)	182	(6,286)%
Net decrease in cash, cash equivalents, and restricted cash	(344,748)	(64,657)	433%
Cash, cash equivalents, and restricted cash — beginning of period	834,070	847,224	(2)%
Cash, cash equivalents, and restricted cash — end of period	$489,322	$782,567	(37)%
Three Months Ended June 30, 2022
Operating activities resulted in a net outflow of $(278.0) million, primarily attributable to cash bonus payments paid in May, 2022. Investing activities resulted in a net inflow of $68.2 million, primarily attributable to sales or maturities of investment securities. Financing activities resulted in a net outflow of $(123.7) million, primarily attributable to payments made to settle employee tax obligations on share-based awards, share repurchases, and dividends paid.
Three Months Ended June 30, 2021
Operating activities resulted in a net outflow of $(90.1) million, primarily attributable to cash bonus payments paid in May, 2021. Investing activities resulted in a net inflow of $159.0 million, primarily attributable to sales or maturities of investment securities. Financing activities resulted in a net outflow of $(133.7) million, primarily attributable to share repurchases, payments to settle employee tax obligations on share-based awards, and dividends paid.
Contractual Obligations
There have been no material changes outside of the ordinary course of business to our known contractual obligations, which are set forth in the table included in Item 7 in our 2022 Annual Report.
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

For additional information on critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in the MD&A of the 2022 Annual Report.

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
Exchange Rate Risk

The exchange rate of the U.S. dollar relative to the currencies in the non-U.S. countries in which we operate may have an effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities and, therefore, be reflected as a change in other comprehensive income. Our non-U.S. assets and liabilities that are sensitive to exchange rates consist primarily of trade payables and receivables, work in progress, and cash. The net impact of the fluctuation of foreign currencies in other comprehensive income within the Consolidated Statements of Comprehensive Income was $(22,309) and $1,625 during the three months ended June 30, 2022 and 2021, respectively.

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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of June 30, 2022, we had no open foreign currency forward contracts. As of June 30, 2021, we had one foreign currency forward contract outstanding between the pound sterling and the euro with a notional value of €9.0 million. The change in fair value of this contract represented a net gain included in Other operating expenses of $98 during the three months ended June 30, 2021.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. There has been no material change in the nature of our legal proceedings from the descriptions contained in our 2022 Annual Report.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in our 2022 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities

The following table summarizes all of the repurchases of Houlihan Lokey, Inc. equity securities during the quarter ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2022 - April 30, 2022	477,030	$85.34	477,030	$500,000,000
May 1, 2022 - May 31, 2022 (2)	496,029	84.66	—	500,000,000
June 1, 2022 - June 30, 2022 (3)	702	84.55	—	500,000,000
Total	973,761	$85.06	477,030	$500,000,000
(1)The shares of Class A common stock repurchased through this program have been retired. In April 2022 (subsequent to the April transaction disclosure provided above), the Company’s board of directors authorized a replacement program to the existing July 2021 share repurchase program, which provides for share repurchases of a new aggregate amount of up to $500 million of the Company's Class A common stock and Class B common stock.
(2)Total Number of Shares Purchased includes 496,029 unvested shares of Class B common stock at an average price per share of $84.66, which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards.
(3)Total Number of Shares Purchased includes 702 unvested shares of Class B common stock at an average price per share of $84.55, which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards.

Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
The information included in this Item 5 is provided in lieu of filing such information on a Current Report on Form 8-K under Item 1.01. Entry into a Material Definitive Agreement.

On August 2, 2022, the Company and certain subsidiaries of the Company entered into the First Amendment (the “Credit Facility Amendment”) to the Credit Agreement, dated as of August 23, 2019 (as amended through and including the Credit Facility Amendment, the “Credit Agreement”), by and among the Company, the guarantors party thereto, the lenders party thereto, and Bank of America, N.A., as agent.

The Credit Facility Amendment, among other things, (a) extends the maturity of the credit facility under the Credit Agreement to August 23, 2025, (b) replaces the LIBOR reference rate with Term SOFR plus an applicable credit spread adjustment, (c) modifies certain covenant restrictions, and (d) makes certain other technical amendments to the provisions of the Credit Agreement.

The foregoing description is qualified in its entirety by reference to the full text of the Credit Facility Amendment, which has been filed as Exhibit 10.2 hereto.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Houlihan Lokey, Inc., dated August 18, 2015.	8-K	333-205610	3.1	8/21/15
3.2	Amended and Restated Bylaws of the Company, dated August 18, 2015.	8-K	333-205610	3.2	8/21/15
10.1	Transaction Agreement, dated as of August 3, 2021, by and among the Company and GCA Corporation.	10-Q	001-37537	10.1	11/5/21
10.2	First Amendment to Credit Agreement, dated as of August 2, 2022, among the Company and the lenders party thereto					*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.					*
32.1	Section 1350 Certification of Chief Executive Officer.					**
32.2	Section 1350 Certification of Chief Financial Officer.					**
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104.1	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOULIHAN LOKEY, INC.

Date:	August 4, 2022	/s/ SCOTT L. BEISER
Scott L. Beiser
Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2022	/s/ J. LINDSEY ALLEY
J. Lindsey Alley
Chief Financial Officer
(Principal Financial and Accounting Officer)