Form 10-Q
period 2022-09-30
HOULIHAN LOKEY, INC.
filed 2022-11-03
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2022, the registrant had 49,850,823 shares of Class A common stock, $0.001 par value per share, and 18,802,093 shares of Class B common stock, $0.001 par value per share, outstanding.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share data and par value)	September 30, 2022	March 31, 2022
Assets
Cash and cash equivalents	$503,806	$833,697
Restricted cash	373	373
Investment securities	35,742	109,143
Accounts receivable, net of allowance for credit losses of $7,698 and $8,954, respectively	135,191	144,029
Unbilled work in progress, net of allowance for credit losses of $6,974 and $4,320, respectively	155,935	104,751
Deferred income taxes	112,092	95,278
Property and equipment, net	62,206	52,176
Operating lease right-of-use assets	168,291	171,942
Goodwill	1,051,294	1,070,442
Other intangible assets, net	214,598	247,333
Other assets	70,671	57,646
Total assets	$2,510,199	$2,886,810

Liabilities and Stockholders' Equity
Liabilities:
Accrued salaries and bonuses	$685,568	$953,604
Accounts payable and accrued expenses	98,182	126,190
Deferred income	35,482	28,753
Income taxes payable	3,869	61,266
Deferred income taxes	538	789
Loans payable to former shareholders	506	539
Operating lease liabilities	188,937	197,091
Other liabilities	50,449	74,873
Total liabilities	1,063,531	1,443,105

Commitments and contingencies (Note 17)
Stockholders' equity:
Class A common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 49,780,875 and 49,853,564 shares, respectively	50	50
Class B common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 18,874,122 and 17,649,555 shares, respectively	19	18
Additional paid-in capital	559,605	564,761
Retained earnings	981,204	922,223
Accumulated other comprehensive loss	(94,210)	(43,347)
Total stockholders' equity	1,446,668	1,443,705
Total liabilities and stockholders' equity	$2,510,199	$2,886,810
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except share and per share data)	2022	2021	2022	2021
Revenues	$489,537	$537,272	$908,181	$909,994
Operating expenses:
Employee compensation and benefits	309,859	333,374	575,594	565,678
Travel, meals, and entertainment	12,370	4,687	23,420	6,374
Rent	13,285	9,050	25,075	19,275
Depreciation and amortization	19,475	4,344	38,618	8,515
Information technology and communications	13,183	8,858	24,173	15,819
Professional fees	9,598	6,915	16,067	13,616
Other operating expenses	22,396	12,725	38,293	15,722
Total operating expenses	400,166	379,953	741,240	644,999
Operating income	89,371	157,319	166,941	264,995
Other expense, net	5,104	853	6,853	752
Income before provision for income taxes	84,267	156,466	160,088	264,243
Provision for income taxes	23,537	43,583	28,576	65,400
Net income	60,730	112,883	131,512	198,843
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(28,554)	(6,037)	(50,863)	(4,412)
Comprehensive income attributable to Houlihan Lokey, Inc.	$32,176	$106,846	$80,649	$194,431

Attributable to Houlihan Lokey, Inc. common stockholders:
Weighted average shares of common stock outstanding:
Basic	63,422,701	65,156,968	63,350,545	65,433,649
Fully diluted	69,800,028	68,566,127	69,316,792	68,641,962
Earnings per share (Note 13)
Basic	$0.96	$1.73	$2.08	$3.04
Fully diluted	$0.87	$1.65	$1.90	$2.90

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – July 1, 2022	49,649,765	$50	19,136,952	$19	$527,666	$955,484	$(65,656)	$1,417,563
Shares issued	—	—	32,310	—	—	—	—	—
Stock compensation vesting (Note 14)	—	—	—	—	40,195	—	—	40,195
Dividends	—	—	—	—	—	(35,010)	—	(35,010)
Conversion of Class B to Class A shares	231,367	—	(231,367)	—	—	—	—	—
Other shares repurchased/forfeited	(100,257)	—	(63,773)	—	(8,256)	—	—	(8,256)
Net income	—	—	—	—	—	60,730	—	60,730
Change in unrealized translation	—	—	—	—	—	—	(28,554)	(28,554)
Total comprehensive income	—	—	—	—	—	60,730	(28,554)	32,176
Balances – September 30, 2022	49,780,875	$50	18,874,122	$19	$559,605	$981,204	$(94,210)	$1,446,668

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – July 1, 2021	51,091,269	$51	17,745,973	$18	$745,705	$657,375	$(18,551)	$1,384,598
Shares issued	—	—	31,867	—	2,615	—	—	2,615
Stock compensation vesting (Note 14)	—	—	—	—	17,717	—	—	17,717
Dividends	—	—	—	—	—	(28,580)	—	(28,580)
Conversion of Class B to Class A shares	384,632	—	(384,632)	—	—	—	—	—
Other shares repurchased/forfeited	(548,896)	—	(44,903)	(1)	(45,458)	—	—	(45,459)
Net income	—	—	—	—	—	112,883	—	112,883
Change in unrealized translation	—	—	—	—	—	—	(6,037)	(6,037)
Total comprehensive income	—	—	—	—	—	112,883	(6,037)	106,846
Balances – September 30, 2021	50,927,005	$51	17,348,305	$17	$720,579	$741,678	$(24,588)	$1,437,737
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2022	49,853,564	$50	17,649,555	$18	$564,761	$922,223	$(43,347)	$1,443,705
Shares issued	—	—	2,304,890	2	6,019	—	—	6,021
Stock compensation vesting (Note 14)	—	—	—	—	79,362	—	—	79,362
Dividends	—	—	—	—	—	(72,531)	—	(72,531)
Conversion of Class B to Class A shares	497,859	—	(497,859)	—	—	—	—	—
Shares issued to non-employee directors (Note 14)	6,739	—	—	—	570	—	—	570
Other shares repurchased/forfeited	(577,287)	—	(582,464)	(1)	(91,107)	—	—	(91,108)
Net income	—	—	—	—	—	131,512	—	131,512
Change in unrealized translation	—	—	—	—	—	—	(50,863)	(50,863)
Total comprehensive income	—	—	—	—	—	131,512	(50,863)	80,649
Balances – September 30, 2022	49,780,875	$50	18,874,122	$19	$559,605	$981,204	$(94,210)	$1,446,668

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2021	51,245,442	$51	16,951,696	$17	$803,573	$600,096	$(20,176)	$1,383,561
Shares issued	—	—	2,014,510	2	14,638	—	—	14,640
Stock compensation vesting (Note 14)	—	—	—	—	49,014	—	—	49,014
Dividends	—	—	—	—	—	(57,261)	—	(57,261)
Conversion of Class B to Class A shares	1,103,085	1	(1,103,085)	(1)	—	—	—	—
Shares issued to non-employee directors (Note 14)	6,512	—	—	—	—	—	—	—
Other shares repurchased/forfeited	(1,428,034)	(1)	(514,816)	(1)	(146,646)	—	—	(146,648)
Net income	—	—	—	—	—	198,843	—	198,843
Change in unrealized translation	—	—	—	—	—	—	(4,412)	(4,412)
Total comprehensive income	—	—	—	—	—	198,843	(4,412)	194,431
Balances – September 30, 2021	50,927,005	$51	17,348,305	$17	$720,579	$741,678	$(24,588)	$1,437,737
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended September 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$131,512	$198,843
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(14,088)	(8,068)
Provision for bad debts, net	6,103	5,559
Unrealized losses on investment securities	2,140	575
Non-cash lease expense	14,554	10,951
Depreciation and amortization	38,618	8,515
Contingent consideration valuation	2,869	—
Compensation expense – equity and liability classified share awards (Note 14)	82,006	53,246
Changes in operating assets and liabilities:
Accounts receivable	5,388	(24,388)
Unbilled work in progress	(53,837)	2,383
Other assets	(13,025)	7,732
Accrued salaries and bonuses	(264,724)	(69,542)
Accounts payable and accrued expenses and other	(79,174)	(19,434)
Deferred income	6,729	(945)
Income taxes payable	(57,988)	(45,309)
Net cash provided by/(used in) operating activities	(192,917)	120,118
Cash flows from investing activities:
Purchases of investment securities	(11,263)	(24,721)
Sales or maturities of investment securities	82,524	192,339
Acquisition of business, net of cash acquired	—	(304)
Purchase of property and equipment, net	(17,796)	(2,500)
Net cash provided by investing activities	53,465	164,814
Cash flows from financing activities:
Dividends paid	(73,812)	(59,504)
Share repurchases	(48,905)	(112,946)
Payments to settle employee tax obligations on share-based awards	(42,191)	(33,700)
Earnouts paid	(2,078)	(1,723)
Loans payable to former shareholders redeemed	(33)	(107)
Repayments of loans to non-affiliates	(2,488)	—
Other financing activities	570	478
Net cash used in financing activities	(168,937)	(207,502)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(21,502)	(1,272)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(329,891)	76,158
Cash, cash equivalents, and restricted cash – beginning of period	834,070	847,224
Cash, cash equivalents, and restricted cash – end of period	$504,179	$923,382

Supplemental disclosures of non-cash activities:
Shares issued via vesting of liability classified awards	$5,955	$4,270
Fully amortized intangibles written off	—	2,000
Cash acquired through acquisitions	$—	$15,285
Cash paid during the period:
Interest	$1,861	$454
Taxes, net of refunds	102,418	118,685
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

The Company offers financial services and financial advice to a broad clientele located through more than thirty offices in the United States of America, Europe, the Middle East, and the Asia-Pacific region. Together, the Company and its subsidiaries form an organization that provides financial services to meet a wide variety of client needs. The Company concentrates its efforts toward the earning of professional fees with focused services across the following three business segments:

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP"), pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"), and include all information and footnotes required for consolidated financial statement presentation. The results of operations for the six months ended September 30, 2022 are not necessarily indicative of the results of operations to be expected for the fiscal year ending March 31, 2023. The unaudited interim consolidated financial statements and notes to consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (the "2022 Annual Report").
Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries where it has a controlling financial interest. All intercompany balances and transactions have been eliminated.
The Company carries its investments in unconsolidated entities over which it has significant influence but does not control using the equity method, and includes its ownership share of the income and losses in Other expense, net in the Consolidated Statements of Comprehensive Income.
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
Our involvement with VIEs arises from our variable interest related to a special purpose acquisition company of which the Company is a sponsor. The Company's exposure to loss from such VIEs is not material to our operating results and financial position.
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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of September 30, 2022, we had two foreign currency forward contracts outstanding between the pound sterling and the euro with notional values of €7.5 million and €0.5 million. As of September 30, 2021, we had one foreign currency forward contract outstanding between the pound sterling and the euro with a notional value of €1.7 million. The change in fair value of these contracts represented a net loss included in Other operating expenses of $(232) and $(7) during the three months ended September 30, 2022 and September 30, 2021, respectively.

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

Cash and Cash Equivalents, and Restricted Cash

Cash and cash equivalents include cash held at banks and highly liquid investments with original maturities of three months or less. As of September 30, 2022 and March 31, 2022, the Company had cash balances with banks in excess of insured limits. The Company believes it is not exposed to any significant credit risk with respect to Cash and cash equivalents.
The following table provides a reconciliation of Cash and cash equivalents, and Restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	September 30, 2022	March 31, 2022
Cash and cash equivalents	$503,806	$833,697
Restricted cash (1)	373	373
Total cash, cash equivalents, and restricted cash	$504,179	$834,070
(1)Restricted cash as of September 30, 2022 and March 31, 2022 consisted of a cash secured letter of credit issued for our Frankfurt office.

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. Goodwill is reviewed for impairment in accordance with Accounting Standards Update ("ASU") No. 2011-08, Testing Goodwill for Impairment, which permits management to make a qualitative assessment of whether it is more likely than not that one of its reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If management concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then management would not be required to perform the two-step impairment test for that reporting unit. If the assessment indicates that it is more likely than not that the reporting unit’s fair value is less than its carrying value, management must test further for impairment utilizing a two-step process. Step 1 compares the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds the estimated fair value, an impairment exists and is measured in Step 2 as the excess of the recorded amount of goodwill over the implied fair value of goodwill resulting from the valuation of the reporting unit. Impairment testing of goodwill requires a significant amount of judgment in assessing qualitative factors and estimating the fair value of the reporting unit, if necessary. The fair value is determined using an estimated market value approach, which considers estimates of future after tax cash flows, including a terminal value based on market earnings multiples, discounted at an appropriate market rate. As of September 30, 2022, management concluded that it was not more likely than not that the Company’s reporting units’ fair value was less than their carrying amount and no further impairment testing had been considered necessary.
Indefinite-lived intangible assets are reviewed annually for impairment in accordance with ASU 2012-02, Testing Indefinite-lived Intangible Assets for Impairment, which provides management the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. As of September 30, 2022, management concluded that it was not more likely than not that the fair values were less than the carrying values.
Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group (inclusive of other long-lived assets) be tested for possible impairment, management first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of September 30, 2022, no events or changes in circumstances were identified that indicated that the carrying amount of the finite-lived intangible assets were not recoverable.
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

The change in the Company’s contract assets and liabilities during the period primarily reflects the timing difference between the Company’s performance and the customer’s payment. The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	April 1, 2022	Increase/(Decrease)	September 30, 2022
Receivables (1)	$139,680	$(9,739)	$129,941
Unbilled work in progress, net of allowance for credit losses	104,751	51,184	155,935
Contract Assets (1)	4,349	901	5,250
Contract Liabilities (2)	28,753	6,729	35,482
(1)Included within Accounts receivable, net of allowance for credit losses in the September 30, 2022 Consolidated Balance Sheet.
(2)Included within Deferred income in the September 30, 2022 Consolidated Balance Sheet.

During the three and six months ended September 30, 2022, $1.0 million and $6.5 million of Revenues, respectively, were recognized that were included in the Deferred income balance at the beginning of the period.

As a practical expedient, the Company does not disclose information about remaining performance obligations pertaining to (i) contracts that have an original expected duration of one year or less, and/or (ii) contracts where the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that is or forms part of a single performance obligation. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at September 30, 2022.
Note 4 — Related Party Transactions
Other assets in the accompanying Consolidated Balance Sheets includes loans receivable from certain employees of $23,447 and $17,100 as of September 30, 2022 and March 31, 2022, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 5 — Fair Value Measurements
The following table presents information about the Company's financial assets, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	September 30, 2022
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$20,100	$—	$20,100
U.S. treasury securities	—	12,544	—	12,544
Certificates of Deposit	—	517	—	517
Total asset measured at fair value (1)	$—	$33,161	$—	$33,161
(1) Included within Investment securities in the Consolidated Balance Sheets.

	March 31, 2022
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$87,074	$—	$87,074
U.S. treasury securities	—	17,662	—	17,662
Certificates of Deposit	—	516	—	516
Total asset measured at fair value (1)	$—	$105,252	$—	$105,252
(1) Included within Investment securities in the Consolidated Balance Sheets.

The Company had no transfers between fair value levels during the six months ended September 30, 2022.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 6 — Investment Securities
The amortized cost and gross unrealized gains (losses) of marketable investment securities accounted under the fair value method were as follows:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value (1)
Corporate debt securities	$21,910	$—	$(1,810)	$20,100
U.S. treasury securities	13,196	—	(652)	12,544
Certificates of Deposit	517	—	—	517
Total securities with unrealized gains/(losses)	$35,623	$—	$(2,462)	$33,161
(1) Included within Investment securities in the Consolidated Balance Sheets.

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value (1)
Corporate debt securities	$88,475	$2	$(1,403)	$87,074
U.S. treasury securities	17,891	—	(229)	17,662
Certificates of Deposit	516	—	—	516
Total securities with unrealized gains/(losses)	$106,882	$2	$(1,632)	$105,252
(1) Included within Investment securities in the Consolidated Balance Sheets.

Scheduled maturities of the debt securities held by the Company included within the investment securities portfolio were as follows:

	September 30, 2022		March 31, 2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$4,886	$4,809	$72,963	$72,950
Due within years two through five	30,737	28,352	33,919	32,302
Total debt within the investment securities portfolio	$35,623	$33,161	$106,882	$105,252
Note 7 — Allowance for Credit Losses
The following table presents information about the Company's allowance for credit losses:

September 30, 2022
Beginning balance	$13,274
Provision for bad debt, net	6,103
Recovery/(write-off) of uncollectible accounts, net	(4,705)
Ending balance	$14,672

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 8 — Property and Equipment
Property and equipment, net of accumulated depreciation consists of the following:

	September 30, 2022	March 31, 2022
Equipment	$9,752	$9,692
Furniture and fixtures	20,050	22,704
Leasehold improvements	73,104	59,462
Computers and software	14,549	14,308
Other	7,487	7,476
Total cost	124,942	113,642
Less: accumulated depreciation	(62,736)	(61,466)
Total net book value	$62,206	$52,176
Additions to property and equipment during the six months ended September 30, 2022 were primarily related to leasehold improvement costs incurred.
Depreciation expense of $3,849 and $2,732 was recognized for the three months ended September 30, 2022 and 2021, respectively, and $7,228 and $5,839 was recognized for the six months ended September 30, 2022 and 2021, respectively.
Note 9 — Goodwill and Other Intangible Assets
The following table provides a reconciliation of Goodwill and other intangibles, net reported on the Consolidated Balance Sheets.

	Useful Lives	September 30, 2022	March 31, 2022
Goodwill	Indefinite	$1,051,294	$1,070,442
Tradename-Houlihan Lokey	Indefinite	192,210	192,210
Other intangible assets	Varies	91,022	92,941
Total cost		1,334,526	1,355,593
Less: accumulated amortization		(68,634)	(37,818)
Goodwill and other intangibles, net		$1,265,892	$1,317,775

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Goodwill attributable to the Company’s business segments is as follows:

	April 1, 2022	Change (1)	September 30, 2022
Corporate Finance	$815,912	$(19,148)	$796,764
Financial Restructuring	162,815	—	162,815
Financial and Valuation Advisory	91,715	—	91,715
Goodwill	$1,070,442	$(19,148)	$1,051,294
(1)Changes pertain primarily to foreign currency translation adjustments.

Amortization expense of approximately $15,625 and $1,612 was recognized for the three months ended September 30, 2022 and 2021, respectively, and $31,390 and $2,676 for the six months ended September 30, 2022 and 2021, respectively.

The estimated future amortization for finite-lived intangible assets for each of the next five years and thereafter are as follows:

Year Ended March 31,
Remainder of 2023	$13,195
2024	7,374
2025	1,515
2026	—
2027 and thereafter	—
Note 10 — Loans Payable
On August 23, 2019, the Company entered into a syndicated revolving line of credit with Bank of America, N.A. and certain other financial institutions party thereto (the “2019 Line of Credit”), which allows for borrowings of up to $100.0 million (and, subject to certain conditions, provides the Company with an expansion option, which, if exercised in full, would provide for a total credit facility of $200.0 million). On August 2, 2022, the agreement governing the 2019 Line of Credit was amended to, among other things, (a) extend the maturity to August 23, 2025 (or if such date is not a business day, the immediately preceding business day), (b) replace the LIBOR reference rate with Term SOFR plus an applicable credit spread adjustment, (c) modify certain covenant restrictions, and (d) make certain other technical amendments. The agreement governing the 2019 Line of Credit provides that commitment fees apply to unused amounts and contains debt covenants which require that the Company maintain certain financial ratios. As of September 30, 2022 and March 31, 2022, no principal was outstanding under the 2019 Line of Credit.

In April 2018, the Company acquired Quayle Munro Limited. Total consideration included non-interest bearing unsecured convertible loans totaling GBP 10.5 million payable on May 31, 2022, which was extinguished during the three months ended June 30, 2022. The Company incurred imputed interest expense on these notes of $1 and $35 for the three months ended September 30, 2022 and 2021, respectively, and $22 and $94 for the six months ended September 30, 2022 and 2021, respectively.
In May 2018, the Company acquired BearTooth Advisors. Total consideration included an unsecured note of $2.8 million bearing interest at an annual rate of 2.88% and payable on May 21, 2048. This note was subsequently assigned by the seller to the former BearTooth principals (who became employees of the Company), and, under certain circumstances, is convertible into Company Class B common stock after the fifth anniversary of the closing of the transaction. The Company incurred interest expense on this note of $0 and $27 for the three months ended September 30, 2022 and 2021, respectively, and $18 and $53 for the six months ended September 30, 2022 and 2021, respectively.
In December 2019, the Company acquired Freeman & Co. Total consideration included an unsecured note of $4.0 million bearing interest at an annual rate of 2.75% and payable on December 16, 2049. The note issued by the Company to the seller was distributed to the former principals of Freeman & Co. (who became employees of the Company). Under certain circumstances, the note may be exchanged by each principal for Company stock over a four-year period in equal annual installments starting in December 2020. The Company incurred interest expense on this note of $21 and $20 for the three months ended September 30, 2022 and 2021, respectively, and $41 and $39 for the six months ended September 30, 2022 and 2021, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
In August 2020, the Company acquired MVP Capital, LLC (“MVP”). Total consideration included an unsecured non-interest bearing note of $4.5 million payable August 14, 2050. The note was issued by the Company to the former principals and sellers of MVP (who became employees of the Company). Under certain circumstances, the note may be exchanged by each seller for a combination of cash and Company stock over a three-year period in equal annual installments starting in August 2021. Contingent consideration was also issued in connection with the acquisition of MVP, which had a carrying value of $20.3 million as of September 30, 2022 and March 31, 2022, which is included in Other liabilities in our Consolidated Balance Sheets.
In July 2021, the Company acquired Baylor Klein, Ltd (“BK”). Contingent consideration was issued in connection with the acquisition of BK, which had a carrying value of $17.1 million and $17.6 million as of September 30, 2022 and March 31, 2022, respectively, which is included in Other liabilities in our Consolidated Balance Sheets.
Note 11 — Accumulated Other Comprehensive (Loss)
Accumulated other comprehensive (loss) is comprised of Foreign currency translation adjustments of $(28,554) and $(6,037) for the three months ended September 30, 2022 and 2021, respectively, and $(50,863) and $(4,412) for the six months ended September 30, 2022 and 2021, respectively. The recent strength of the U.S. dollar as compared to the foreign currencies of our international operations has triggered foreign currency translation adjustments that are greater than usual.

Accumulated other comprehensive (loss) as of September 30, 2022 was comprised of the following:

Balance, April 1, 2022	$(43,347)
Foreign currency translation adjustment	(50,863)
Balance, September 30, 2022	$(94,210)
Note 12 — Income Taxes
The Company’s provision for income taxes was $23,537 and $43,583 for the three months ended September 30, 2022 and 2021, respectively, and $28,576 and $65,400 for the six months ended September 30, 2022 and 2021, respectively. These represent an effective tax rate of 27.9% for each of the three months ended September 30, 2022 and 2021, and 17.9% and 24.7% for the six months ended September 30, 2022 and 2021, respectively.
Note 13 — Earnings Per Share
The calculations of basic and diluted earnings per share attributable to holders of shares of common stock are presented below.

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income attributable Houlihan Lokey, Inc.	$60,730	$112,883	$131,512	$198,843
Denominator:
Weighted average shares of common stock outstanding — basic	63,422,701	65,156,968	63,350,545	65,433,649
Weighted average number of incremental shares pertaining to unvested restricted stock and issuable in respect of unvested restricted stock units, as calculated using the treasury stock method	6,377,327	3,409,159	5,966,247	3,208,313
Weighted average shares of common stock outstanding — diluted	69,800,028	68,566,127	69,316,792	68,641,962

Basic earnings per share	$0.96	$1.73	$2.08	$3.04
Diluted earnings per share	$0.87	$1.65	$1.90	$2.90

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 14 — Employee Benefit Plans
Defined Contribution Plans

The Company sponsors a 401(k) defined contribution savings plan for its domestic employees and defined contribution retirement plans for its international employees. The Company contributed approximately $1,867 and $1,298 to these plans during the three months ended September 30, 2022 and 2021, respectively, and $3,801 and $2,748 during the six months ended September 30, 2022 and 2021, respectively.
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
No excess tax benefit was recognized during the three months ended September 30, 2022 or 2021. An excess tax benefit of $8,102 and $6,922 was recognized during the six months ended September 30, 2022 and 2021, respectively, as a component of the provision for income taxes and an operating activity on the Consolidated Statements of Cash Flows. The excess tax benefits recognized during the six months ended September 30, 2022 and 2021 were related to shares vested in May 2022 and 2021, respectively.
The share awards are classified as equity awards at the time of grant unless the number of shares granted is unknown. Awards that are settleable in shares based upon a future determinable stock price are classified as liabilities until the price is established and the resulting number of shares is known, at which time they are re-classified from liabilities to equity awards. Activity in equity classified share awards which relate to the Company's 2016 Incentive Plan during the six months ended September 30, 2022 and 2021 was as follows:

Unvested Share Awards	Shares	Weighted Average Grant Date Fair Value
Balance, April 1, 2022	4,314,375	$71.42
Granted	2,221,461	84.49
Vested	(1,175,311)	59.82
Forfeited/Repurchased	(76,002)	80.44
Balance, September 30, 2022	5,284,523	$79.37

Balance, April 1, 2021	2,744,605	$51.37
Granted	1,638,748	73.19
Vested	(1,039,535)	47.80
Forfeited/Repurchased	(59,414)	60.92
Balance, September 30, 2021	3,284,404	$63.22

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Activity in liability classified share awards during the six months ended September 30, 2022 and 2021 was as follows:

Awards Settleable in Shares	Fair Value
Balance, April 1, 2022	$14,349
Offer to grant	6,188
Share price determined-converted to cash payments	(2,676)
Share price determined-transferred to equity grants	(4,269)
Forfeited	—
Balance, September 30, 2022	$13,592

Balance, April 1, 2021	$16,950
Offer to grant	1,094
Share price determined-converted to cash payments	(2,676)
Share price determined-transferred to equity grants	(4,269)
Forfeited	—
Balance, September 30, 2021	$11,099

Activity of our RSUs during the six months ended September 30, 2022 and 2021 was as follows:

Restricted Stock Units	RSUs	Weighted Average Grant Date Fair Value
RSUs as of April 1, 2022	1,038,503	$95.27
Issued	50,556	84.55
Forfeitures	(14,275)	96.82
Vested	(24,138)	63.75
RSUs as of September 30, 2022	1,050,646	$95.45

RSUs as of April 1, 2021	38,475	$55.58
Issued	54,525	71.09
Forfeitures	(1,595)	66.70
Vested	(12,454)	52.33
RSUs as of September 30, 2021	78,951	$66.48

Compensation expenses for the Company associated with both equity and liability classified awards totaled $41,399 and $18,956 for the three months ended September 30, 2022 and 2021, respectively, and $82,006 and $53,246 for the six months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022 and 2021, there was $519,704 and $177,341, respectively, of total unrecognized compensation cost related to unvested share awards granted under the 2016 Incentive Plan. These costs are recognized over a weighted average period of 2.8 years and 1.7 years, as of September 30, 2022 and 2021, respectively.

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
Class A Common Stock

During the three months ended September 30, 2022 and 2021, no shares were issued to non-employee directors and 231,367 and 384,632 shares were converted from Class B to Class A, respectively. During the six months ended September 30, 2022 and 2021, 6,739 and 6,512 shares were issued to non-employee directors, respectively, and 497,859 and 1,103,085 shares were converted from Class B to Class A, respectively.

As of September 30, 2022, there were 49,722,549 Class A shares held by the public and 58,326 Class A shares held by non-employee directors. As of September 30, 2021, there were 50,872,848 Class A shares held by the public and 54,157 Class A shares held by non-employee directors.

Class B Common Stock

As of September 30, 2022 and 2021, there were 18,874,122 and 17,348,305 of Class B shares held by the HL Voting Trust, respectively.

Dividends

Previously declared dividends related to unvested shares of $12,003 and $6,480 were unpaid as of September 30, 2022 and 2021, respectively.

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

During the three months ended September 30, 2022 and 2021, the Company repurchased 9,731 and 490 shares, respectively, of Class B common stock, to satisfy $70 and an immaterial amount of required withholding taxes in connection with the vesting of restricted awards, respectively. During the three months ended September 30, 2022, the Company repurchased 100,257 shares of its outstanding Class A common stock at a weighted average price of $81.74 per share, excluding commissions, for an aggregate purchase price of $8,195. During the three months ended September 30, 2021, the Company repurchased an additional 548,896 shares of its outstanding Class A common stock at a weighted average price of $82.78 per share, excluding commissions, for an aggregate purchase price of $45,437.

During the six months ended September 30, 2022 and 2021, the Company repurchased 506,462 and 455,402 shares, respectively, of Class B common stock, to satisfy $42,191 and $33,700 of required withholding taxes in connection with the vesting of restricted awards, respectively. During the six months ended September 30, 2022, the Company repurchased 577,287 shares of its outstanding Class A common stock at a weighted average price of $84.72 per share, excluding commissions, for an aggregate purchase price of $48,905. During the six months ended September 30, 2021, the Company repurchased an additional 1,428,034 shares of its outstanding Class A common stock at a weighted average price of $79.06 per share, excluding commissions, for an aggregate purchase price of $112,904.
Note 16 — Leases
Lessee Arrangements

Operating Leases

We lease real estate and equipment used in operations from third parties. As of September 30, 2022, the remaining term of our operating leases ranged from 1 to 14 years with various automatic extensions.
The following table outlines the maturity of our existing operating lease liabilities on a fiscal year-end basis as of September 30, 2022.

Maturity of Operating Leases

Operating Leases
Remaining 2023	$15,430
2024	29,044
2025	29,093
2026	26,582
2027	23,036
Thereafter	93,575
Total	216,760
Less: present value discount	(27,823)
Operating lease liabilities	$188,937

As of September 30, 2022, the Company has entered into operating leases for additional office space that have not yet commenced for approximately $190.2 million. These operating leases will commence between fiscal year 2023 and fiscal year 2024 with lease terms of 3 years to 13 years.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Lease costs

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Operating lease expense	$8,571	$6,459	$15,807	$13,674
Variable lease expense (1)	4,725	2,549	9,244	5,529
Short-term lease expense	52	43	87	90
Less: Sublease income	(63)	—	(63)	(18)
Total lease costs	$13,285	$9,051	$25,075	$19,275
(1)Primarily consists of payments for property taxes, common area maintenance and usage based operating costs.
Weighted-average details

	September 30,
	2022	2021
Weighted-average remaining lease term (years)	9	9
Weighted-average discount rate	3.3%	3.8%

Supplemental cash flow information related to leases:

	Six Months Ended September 30,
	2022	2021
Operating cash flows:
Cash paid for amounts included in the measurement of Operating lease liabilities	$18,292	$14,780

Non-cash activity:
Operating lease right-of-use assets obtained in exchange of Operating lease liabilities	$19,219	$217
Change in Operating lease right-of-use assets due to remeasurement	161	(330)
Note 17 — Commitments and Contingencies
The Company has been named in various legal actions arising in the normal course of business. In the opinion of the Company, in consultation with legal counsel, the final resolutions of these matters are not expected to have a material adverse effect on the Company’s financial condition, operations and cash flows.
The Company also provides routine indemnifications relating to certain real estate (office) lease agreements under which it may be required to indemnify property owners for claims and other liabilities arising from the Company’s use of the applicable premises. In addition, the Company guarantees the performance of its subsidiaries under certain office lease agreements. The terms of these obligations vary, and because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the maximum amount that it could be obligated to pay under such contracts. Based on historical experience and evaluation of specific indemnities, management believes that judgments, if any, against the Company related to such matters are not likely to have a material effect on the consolidated financial statements. Accordingly, the Company has not recorded any liability for these obligations as of September 30, 2022 or March 31, 2022.
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

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Revenues by segment
Corporate Finance	$315,016	$388,410	$578,967	$598,401
Financial Restructuring	97,694	83,184	176,532	181,959
Financial and Valuation Advisory	76,827	65,678	152,682	129,634
Revenues	$489,537	$537,272	$908,181	$909,994

Segment profit (1)
Corporate Finance	$93,794	$151,185	$185,359	$236,334
Financial Restructuring	17,563	20,082	44,259	46,175
Financial and Valuation Advisory	26,169	18,367	45,203	40,576
Total segment profit	137,526	189,634	274,821	323,085
Corporate expenses (2)	48,155	32,315	107,880	58,090
Other expense, net	5,104	853	6,853	752
Income before provision for income taxes	$84,267	$156,466	$160,088	$264,243
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

	September 30, 2022	March 31, 2022
Assets by segment
Corporate Finance	$996,898	$994,623
Financial Restructuring	171,669	178,148
Financial and Valuation Advisory	174,016	155,853
Total segment assets	1,342,583	1,328,624
Corporate assets	1,167,616	1,558,186
Total assets	$2,510,199	$2,886,810

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Income before provision for income taxes by geography
United States	$63,771	$124,644	$114,023	$211,241
International	20,496	31,822	46,065	53,002
Income before provision for income taxes	$84,267	$156,466	$160,088	$264,243

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Revenues by geography
United States	$377,608	$432,726	$681,057	$744,453
International	111,929	104,546	227,124	165,541
Revenues	$489,537	$537,272	$908,181	$909,994

	September 30, 2022	March 31, 2022
Assets by geography
United States	$1,713,187	$2,032,390
International	797,012	854,420
Total assets	$2,510,199	$2,886,810
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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)

Purchase Price Allocation

The following table summarizes the fair value of assets acquired and liabilities assumed as part of the GCA acquisition. We made significant estimates and exercised significant judgment in estimating fair values and accounting for such acquired assets and liabilities. The intangible assets subject to amortization will be amortized on a straight-line basis over their estimated useful lives as of the acquisition date. Measurement period adjustments recognized in the second quarter of fiscal 2023 related to updated estimated fair values for income taxes receivable/(payable) and deferred income taxes with no such adjustments recognized in the first quarter of fiscal 2023.

	Previously Reported As Of June 30, 2022	Measurement Period Adjustments	Fair Value As Of September 30, 2022	Weighted-Average Amortization Period
Assets acquired:
Cash and cash equivalents	$228,877	$—	$228,877
Investment securities	515	—	515
Accounts receivable	54,804	—	54,804
Unbilled work in progress	4,672	—	4,672
Income taxes receivable	1,771	(1,771)	—
Deferred income taxes	—	1,876	1,876
Property and equipment	8,727	—	8,727
Operating lease right-of-use assets	27,383	—	27,383
Other assets	20,506	—	20,506
Intangible assets other than goodwill
Backlog	42,000	—	42,000	1.2 years
Trade name	17,100	—	17,100	2.0 years
Customer relationships	15,200	—	15,200	1.0 year
Total intangible assets acquired	74,300	—	74,300	1.3 years
Total assets	421,555	105	421,660

Liabilities assumed:
Accrued salaries and bonuses	152,409	—	152,409
Accounts payable and accrued expenses	22,722	—	22,722
Payable to affiliates	15	—	15
Deferred income	78	—	78
Deferred income taxes	3,552	(3,552)	—
Income taxes payable	—	2,697	2,697
Operating lease liabilities	27,527	—	27,527
Other liabilities	19,897	—	19,897
Total liabilities	226,200	(855)	225,345
Net identifiable assets acquired	195,355	960	196,315
Goodwill	394,214	(960)	393,254
Total GCA equity value	$589,569	$—	$589,569

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
We applied the acquisition method of accounting in accordance with Financial Accounting Standards Board ("FASB") ASC Topic 805, Business Combinations ("ASC 805"). Goodwill of $393.3 million was recognized as a result of the transaction and relates to (i) the value of assets that do not meet the definition of an identifiable intangible asset under ASC 805, but that do contribute to the value of the acquired business, including the assembled workforce and relationships with customers that are not tracked; (ii) the assemblage value associated with acquiring an on-going business whose value is worth more than simply the sum of its parts; and (iii) the expected synergies associated with combining global operations. None of the goodwill recognized is expected to be deductible for federal income tax purposes. The goodwill recognized is attributable to our CF business segment. The results of operations for GCA have been included in the Company's Consolidated Financial Statements since the Acquisition Date.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information is presented to illustrate the estimated effects of the acquisition of GCA on the Company as if it had occurred on April 1, 2020, the first day of the Company's fiscal 2021, and is not necessarily indicative of either future results of operations or results that may have been achieved had the acquisition been consummated as of this date. The below unaudited pro forma results include certain pro forma adjustments to net earnings that were directly attributable to the acquisition, as if the acquisition had occurred on April 1, 2020, including the following:

•Elimination of transaction costs incurred by the Company directly attributable to the GCA acquisition of $0 and $(1,006), for the three months ended September 30, 2022 and 2021, respectively, and $0 and $(1,077) for the six months ended September 30, 2022 and 2021, respectively.
•An increase/(decrease) of amortization expense of $(14,688) and $2,138, for the three months ended September 30, 2022 and 2021, respectively, and $(29,306) and $11,680 for the six months ended September 30, 2022 and 2021, respectively, directly attributable to the GCA acquisition. This amortization was recognized as a result of the allocation of purchase consideration to the definite-lived intangible assets subject to amortization, noted above.
•Resulting tax impact of above adjustments of $4,098 and $(316), for the three months ended September 30, 2022 and 2021, respectively, and $5,246 and $(2,619) for the six months ended September 30, 2022 and 2021, respectively.

	(Unaudited)
	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Revenue	$489,537	$669,230	$908,181	$1,212,704
Net income	$71,320	$115,860	$155,572	$213,993
Note 20 — Subsequent Events
On October 25, 2022, the Company's board of directors declared a quarterly cash dividend of $0.53 per share of Class A and Class B common stock, payable on December 15, 2022, to shareholders of record on December 2, 2022.

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
Our employee compensation and benefits expense consists of base salary, payroll taxes, benefits, annual incentive compensation payable as cash bonus awards, deferred cash bonus awards, and the amortization of equity-based bonus awards. Base salary and benefits are paid ratably throughout the year. Our annual equity-based bonus awards include fixed share compensation awards and liability classified fixed dollar awards as a component of the annual bonus awards for certain employees. These equity awards are generally subject to annual vesting requirements over a four-year period beginning at the date of grant, which occurs in the first quarter of each fiscal year; accordingly, expenses are amortized over the stated vesting period. In most circumstances, the unvested portion of these awards is subject to forfeiture should the employee depart from the Company. Cash bonuses, which are accrued monthly, are discretionary and dependent upon a number of factors including the Company's performance, and are generally paid in the first fiscal quarter of each fiscal year with respect to prior year performance. Generally, a portion of the cash bonus is deferred and paid in the third quarter of the fiscal year in which the bonus is awarded. Annual bonuses paid to employees of GCA Corporation (“GCA”) were historically paid in the first calendar quarter of each year and we maintained that schedule for calendar year 2022 and paid all GCA bonuses in the first calendar quarter of 2022 with respect to calendar year 2021 performance. Bonuses paid to GCA employees in 2022 included both cash and Houlihan Lokey, Inc., Class B common stock awards subject to vesting similar to what is described above. After the first calendar quarter 2022 payment, GCA will be on the same bonus schedule as other Houlihan Lokey employees referred to above. We refer to the ratio of our employee compensation and benefits expenses to our revenues as our "Compensation Ratio."
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
Other Expense, Net
Other expense, net includes (i) interest income earned on non-marketable and investment securities, cash and cash equivalents, loans receivable from affiliates, employee loans, and commercial paper, (ii) interest expense and fees on our 2019 Line of Credit (defined herein), (iii) interest expense on the loan payable to affiliate, loans payable to former shareholders, and the loan payable to non-affiliates, (iv) equity income and/or gains or losses from funds and partnership interests where we have more than a minor ownership interest or more than minor influence over operations, but do not have a controlling interest and are not the primary beneficiary, and (v) gains and/or losses associated with the reduction/increase of earnout liabilities.
Results of Consolidated Operations
The following is a discussion of our results of consolidated operations for the three and six months ended September 30, 2022 and 2021. As described in Note 19 of Part I, Item 1 of this Form 10-Q, the Company completed the acquisition of GCA during the third quarter of fiscal 2021; therefore, our results of consolidated operations for the three and six months ended September 30, 2022 include GCA. The comparative results of consolidated operations for the three and six months ended September 30, 2021, do not include GCA. For a more detailed discussion of the factors that affected the revenues and the operating expenses of our CF, FR, and FVA business segments in these periods, see Part I, Item 2 of this Form 10-Q under the heading “Business Segments” below.

	Three Months Ended September 30,			Six Months Ended September 30,
($ in thousands)	2022	2021	Change	2022	2021	Change
Revenues	$489,537	$537,272	(9)%	$908,181	$909,994	—%
Operating expenses:
Employee compensation and benefits	309,859	333,374	(7)%	575,594	565,678	2%
Non-compensation	90,307	46,579	94%	165,646	79,321	109%
Total operating expenses	400,166	379,953	5%	741,240	644,999	15%
Operating income	89,371	157,319	(43)%	166,941	264,995	(37)%
Other expense, net	5,104	853	498%	6,853	752	811%
Income before provision for income taxes	84,267	156,466	(46)%	160,088	264,243	(39)%
Provision for income taxes	23,537	43,583	(46)%	28,576	65,400	(56)%
Net income attributable to Houlihan Lokey, Inc.	$60,730	$112,883	(46)%	$131,512	$198,843	(34)%
Three Months Ended September 30, 2022 versus September 30, 2021
Revenues were $489.5 million for the three months ended September 30, 2022, compared with $537.3 million for the three months ended September 30, 2021, representing a decrease of (9)%. Revenues decreased primarily as a result of a decrease in the number of closed transactions and the average transaction fee on closed transactions for our CF business segment. This decrease was partially offset by an increase in the number of closed transactions for our FR business segment and an increase in the number of Fee Events for our FVA business segment. For the quarter, CF revenues decreased (19)%, FR revenues increased 17%, and FVA revenues increased 17% when compared with the three months ended September 30, 2021.

Operating expenses were $400.2 million for the three months ended September 30, 2022, compared with $380.0 million for the three months ended September 30, 2021, representing an increase of 5%. Employee compensation and benefits expense, as a component of operating expenses, was $309.9 million for the three months ended September 30, 2022, compared with $333.4 million for the three months ended September 30, 2021, representing a decrease of (7)%. The decrease in employee compensation and benefits expense was primarily a result of a decrease in revenues for the quarter when compared with the same quarter last year. The Compensation Ratio was 63.3% for the three months ended September 30, 2022, compared with 62.0% for the three months ended September 30, 2021. Non-compensation expense, as a component of operating expenses, was $90.3 million for the three months ended September 30, 2022, compared with $46.6 million for the three months ended September 30, 2021, representing an increase of 94%. The increase in non-compensation expense was primarily a result of the inclusion of GCA’s non-compensation expenses in the second quarter ended September 30, 2022, which were not included in the second quarter ended September 30, 2021, amortization of intangible assets recognized in connection with the acquisition of GCA, integration related costs associated with our acquisition of GCA and an increase in other operating expenses and travel, meals, and entertainment expenses.

Other expense, net was $5.1 million for the three months ended September 30, 2022, compared with $0.9 million for the three months ended September 30, 2021. Other expense, net increased primarily due to an increase in the fair value of an earnout liability for one of our previous acquisitions and a loss recognized in connection with a periodic warrant revaluation.

The provision for income taxes for the three months ended September 30, 2022 was $23.5 million, which reflected an effective tax rate of 27.9%. The provision for income taxes for the three months ended September 30, 2021 was $43.6 million which reflected an effective tax rate of 27.9%.

Six Months Ended September 30, 2022 versus September 30, 2021
Revenues were relatively flat at $908.2 million for the six months ended September 30, 2022, compared with $910.0 million for the six months ended September 30, 2021. For the six months ended September 30, 2022, CF revenues decreased (3)%, FR revenues decreased (3)%, and FVA revenues increased 18% when compared with the six months ended September 30, 2021.

Operating expenses were $741.2 million for the six months ended September 30, 2022, compared with $645.0 million for the six months ended September 30, 2021, an increase of 15%. Employee compensation and benefits expense, as a component of operating expenses, was $575.6 million for the six months ended September 30, 2022, compared with $565.7 million for the six months ended September 30, 2021, an increase of 2%. The Compensation Ratio was 63.4% for the six months ended September 30, 2022, compared with 62.2% for the six months ended September 30, 2021. Non-compensation expense, as a component of operating expenses, was $165.6 million for the six months ended September 30, 2022, compared with $79.3 million for the six months ended September 30, 2021, an increase of 109%. The increase in non-compensation expense was primarily a result of the inclusion of GCA’s non-compensation expenses in the six months ended September 30, 2022, which were not included in the six months ended September 30, 2021, amortization of intangible assets recognized in connection with the acquisition of GCA, and an increase in other operating expenses and travel, meals, and entertainment expenses.

Other expense, net increased to $6.9 million for the six months ended September 30, 2022, compared with $0.8 million for the six months ended September 30, 2021, primarily due to an increase in the fair value of an earnout liability for one of our previous acquisitions and a loss recognized in connection with a periodic warrant revaluation.

The provision for income taxes for the six months ended September 30, 2022 was $28.6 million, which reflected an effective tax rate of 17.9%. The provision for income taxes for the six months ended September 30, 2021 was $65.4 million, which reflected an effective tax rate of 24.7%. The decrease in the Company's tax rate during the six months ended September 30, 2022 relative to the same period in 2021 was primarily a result of the release of the provision for an uncertain tax position as a result of the successful closure of a state audit.

As of March 31, 2022, the Company had recorded unrecognized tax positions in the amounts of $18.7 million. During the six months ended September 30, 2022, the Company received a Consent to Field Audit Adjustment from the State of New York for the years ended March 31, 2017, March 31, 2018 and March 31, 2019. During the six months ended September 30, 2022, a decrease to the Company's unrecognized tax benefits of $7.3 million was recognized as a result of this Consent to Field Audit Adjustment.

The Company believes that it is reasonably possible that a decrease of up to $0.5 million in gross unrecognized income tax benefits for federal and state items may be necessary within the next 12 months. For the remaining uncertain income tax positions, it is difficult at this time to estimate the timing of the resolution.

Business Segments
The following table presents revenues, expenses and contributions from our continuing operations by business segment. The revenues by segment represents each segment’s revenues, and the profit by segment represents profit for each segment before corporate expenses, other expense, net, and income taxes.

	Three Months Ended September 30,			Six Months Ended September 30,
($ in thousands)	2022	2021	Change	2022	2021	Change
Revenues by Segment
Corporate Finance	$315,016	$388,410	(19)%	$578,967	$598,401	(3)%
Financial Restructuring	97,694	83,184	17%	176,532	181,959	(3)%
Financial and Valuation Advisory	76,827	65,678	17%	152,682	129,634	18%
Revenues	$489,537	$537,272	(9)%	$908,181	$909,994	—%

Segment Profit (1)
Corporate Finance	$93,794	$151,185	(38)%	$185,359	$236,334	(22)%
Financial Restructuring	17,563	20,082	(13)%	44,259	46,175	(4)%
Financial and Valuation Advisory	26,169	18,367	42%	45,203	40,576	11%
Total Segment Profit	137,526	189,634	(27)%	274,821	323,085	(15)%
Corporate Expenses (2)	48,155	32,315	49%	107,880	58,090	86%
Other expense, net	5,104	853	498%	6,853	752	811%
Income before provision for income taxes	$84,267	$156,466	(46)%	$160,088	$264,243	(39)%

Segment Metrics
Number of Managing Directors
Corporate Finance	210	126	67%	210	126	67%
Financial Restructuring	56	51	10%	56	51	10%
Financial and Valuation Advisory	40	37	8%	40	37	8%
Number of Closed Transactions/Fee Events (3)
Corporate Finance	114	134	(15)%	238	218	9%
Financial Restructuring	24	20	20%	40	44	(9)%
Financial and Valuation Advisory	890	806	10%	1,404	1,242	13%
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
Corporate Finance
Three Months Ended September 30, 2022 versus September 30, 2021
Revenues for CF were $315.0 million for the three months ended September 30, 2022, compared with $388.4 million for the three months ended September 30, 2021, representing a decrease of (19)%. Revenues decreased primarily due to a decrease in the number of closed transactions when compared to the same quarter last year.

Segment profit for CF was $93.8 million for the three months ended September 30, 2022, compared with $151.2 million for the three months ended September 30, 2021, representing a decrease of (38)%. Profitability decreased primarily as a result of a decrease in revenues and an increase in non-compensation expenses when compared to the same quarter last year.

Six Months Ended September 30, 2022 versus September 30, 2021
Revenues for CF were $579.0 million for the six months ended September 30, 2022, compared with $598.4 million for the six months ended September 30, 2021, representing a decrease of (3)%. Revenues decreased primarily due to a decrease in the average transaction fee on closed transactions when compared to the same period last year.

Segment profit for CF was $185.4 million for the six months ended September 30, 2022, compared with $236.3 million for the six months ended September 30, 2021. Profitability decreased primarily as a result of a decrease in revenues and higher non-compensation expenses when compared to the same period last year.
Financial Restructuring
Three Months Ended September 30, 2022 versus September 30, 2021
Revenues for FR were $97.7 million for the three months ended September 30, 2022, compared with $83.2 million for the three months ended September 30, 2021, representing an increase of 17%. Revenues increased primarily due to an increase in the number of closed transactions when compared to the same quarter last year and the closing of a significant fee event during the current year quarter when compared to the same quarter last year.

Segment profit for FR was $17.6 million for the three months ended September 30, 2022, compared with $20.1 million for the three months ended September 30, 2021, a decrease of (13)%. Profitability decreased primarily as a result of an increase in compensation expenses when compared to the same quarter last year.
Six Months Ended September 30, 2022 versus September 30, 2021
Revenues for FR were $176.5 million for the six months ended September 30, 2022, compared with $182.0 million for the six months ended September 30, 2021, representing a decrease of (3)%. The decrease in revenues was primarily a result of a decrease in the number of closed transactions when compared to the same period last year.

Segment profit for FR was $44.3 million for the six months ended September 30, 2022, compared with $46.2 million for the six months ended September 30, 2021, a decrease of (4)%. Profitability decreased primarily as a result of a decrease in revenues and higher non-compensation expenses when compared to the same period last year.
Financial and Valuation Advisory
Three Months Ended September 30, 2022 versus September 30, 2021
Revenues for FVA were $76.8 million for the three months ended September 30, 2022, compared with $65.7 million for the three months ended September 30, 2021, representing an increase of 17%. Revenues increased primarily due to an increase in the number of Fee Events when compared to the same quarter last year.

Segment profit for FVA was $26.2 million for the three months ended September 30, 2022, compared with $18.4 million for the three months ended September 30, 2021, an increase of 42%. Profitability increased primarily as a result of an increase in revenues and a decrease in compensation expenses as a percentage of revenues when compared to the same quarter last year.
Six Months Ended September 30, 2022 versus September 30, 2021
Revenues for FVA were $152.7 million for the six months ended September 30, 2022, compared with $129.6 million for the six months ended September 30, 2021, representing an increase of 18%. The increase in revenues was primarily a result of a higher number of Fee Events when compared to the same period last year.

Segment profit for FVA was $45.2 million for the six months ended September 30, 2022, compared with $40.6 million for the six months ended September 30, 2021, an increase of 11%. Profitability increased primarily as a result of an increase in revenues and a reduction in compensation expenses as a percentage of revenues when compared to the same period last year.

Corporate Expenses
Three Months Ended September 30, 2022 versus September 30, 2021
Corporate expenses were $48.2 million for the three months ended September 30, 2022, compared with $32.3 million for the three months ended September 30, 2021. This 49% increase was primarily driven by corporate expenses attributable to GCA, integration costs associated with our acquisition of GCA, and amortization of intangible assets recognized in connection with the acquisition of GCA, which were not included in the same quarter last year.
Six Months Ended September 30, 2022 versus September 30, 2021
Corporate expenses were $107.9 million for the six months ended September 30, 2022, compared with $58.1 million for the six months ended September 30, 2021. This 86% increase was primarily driven by corporate expenses attributable to GCA, integration costs associated with our acquisition of GCA, and amortization of intangible assets recognized in connection with the acquisition of GCA, which were not included in the same period last year.

Liquidity and Capital Resources
Our current assets comprise cash and cash equivalents, investment securities, receivables from affiliates, accounts receivable, and unbilled work in progress related to fees earned from providing advisory services. Our current liabilities include deferred income, accounts payable and accrued expenses, accrued salaries and bonuses, income taxes payable, and the current portion of loan obligations.

Our cash and cash equivalents include cash held at banks. We maintain moderate levels of cash on hand in support of regulatory requirements for our registered broker-dealer. As of September 30, 2022 and March 31, 2022, we had $374.4 million and $477.0 million of cash in foreign subsidiaries, respectively. Our excess cash may be invested from time to time in short-term investments, including treasury securities, commercial paper, certificates of deposit, and investment grade corporate debt securities, and special purpose acquisition companies. Please refer to Note 6 for further detail.

As of September 30, 2022 and March 31, 2022, our restricted cash, cash and cash equivalents, and investment securities were as follows:

(In thousands)	September 30, 2022	March 31, 2022
Cash and cash equivalents	$503,806	$833,697
Investment securities	35,742	109,143
Total unrestricted cash and cash equivalents, including investment securities	539,548	942,840
Restricted cash (1)	373	373
Total cash, cash equivalents, and restricted cash, including investment securities	$539,921	$943,213
(1)Represents a deposit in support of a letter of credit issued for our Frankfurt office.

Our liquidity is highly dependent upon cash receipts from clients that are generally dependent upon the successful completion of transactions, as well as the timing of receivables collections, which typically occur within 60 days of billing. As of September 30, 2022, accounts receivable, net of credit losses was $135.2 million. As of September 30, 2022, unbilled work in progress, net of credit losses was $155.9 million.

On August 23, 2019, the Company entered into a syndicated revolving line of credit with the Bank of America, N.A. and certain other financial institutions party thereto, which allows for borrowings of up to $100.0 million (and, subject to certain conditions, provides the Company with an expansion option, which, if exercised in full, would provide for a total credit facility of $200.0 million) (the "2019 Line of Credit"). On August 2, 2022, the agreement governing the 2019 Line of Credit was amended to, among other things, (a) extend the maturity to August 23, 2025, (b) replace the LIBOR reference rate with Term SOFR plus an applicable credit spread adjustment, (c) modify certain covenant restrictions, and (d) make certain other technical amendments. As of September 30, 2022, no principal was outstanding under the 2019 Line of Credit. The loan agreement requires compliance with certain loan covenants including, but not limited to, the maintenance of minimum consolidated earnings before interest, taxes, depreciation and amortization of no less than $150.0 million as of the end of any quarterly 12-month period and certain leverage ratios including a consolidated leverage ratio of less than 2.00 to 1.00. As of September 30, 2022, we were, and expect to continue to be, in compliance with such covenants.

The majority of the Company's payment obligations and commitments pertain to routine operating leases. The Company also has various obligations relating to notes payable and contingent consideration issued in connection with businesses previously acquired (see Note 10 included in Part I, Item 1 of this Form 10-Q).

In connection with certain acquisitions, certain employees may be entitled to deferred consideration, primarily in the form of retention payments, should certain service and/or performance conditions be met in the future. As a result of these conditions, such deferred consideration would be expensed as compensation in current and future periods and a portion thereof has been accrued as liabilities on the Consolidated Balance Sheets as of September 30, 2022 and March 31, 2022.

Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of our incentive compensation during the first and third quarters of each fiscal year. A summary of our operating, investing, and financing cash flows is as follows:

	Six Months Ended September 30,
(In thousands)	2022	2021	Change
Operating activities:
Net income	$131,512	$198,843	(34)%
Non-cash charges	132,202	70,778	87%
Other operating activities	(456,631)	(149,503)	205%
Net cash provided by/(used in) operating activities	(192,917)	120,118	(261)%
Net cash provided by investing activities	53,465	164,814	(68)%
Net cash (used in) financing activities	(168,937)	(207,502)	(19)%
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(21,502)	(1,272)	1,590%
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(329,891)	76,158	(533)%
Cash, cash equivalents, and restricted cash — beginning of period	834,070	847,224	(2)%
Cash, cash equivalents, and restricted cash — end of period	$504,179	$923,382	(45)%
Six Months Ended September 30, 2022
Operating activities resulted in a net outflow of $(192.9) million, primarily attributable to cash bonus payments paid in May 2022. Investing activities resulted in a net inflow of $53.5 million, primarily attributable to sales or maturities of investment securities. Financing activities resulted in a net outflow of $(168.9) million, primarily attributable to dividends paid, share repurchases, and payments to settle employee tax obligations on share-based awards.
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
Risks Related to Cash and Short-Term Investments

Our cash is maintained in U.S. and non-U.S. bank accounts. We have exposure to foreign exchange risks through all of our international affiliates. However, we believe our cash is not subject to any material interest rate risk, equity price risk, credit risk or other market risk. Consistent with our past practice, we expect to maintain our cash in bank accounts or highly liquid securities.
Exchange Rate Risk

The exchange rate of the U.S. dollar relative to the currencies in the non-U.S. countries in which we operate may have an effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities and, therefore, be reflected as a change in other comprehensive income. Our non-U.S. assets and liabilities that are sensitive to exchange rates consist primarily of trade payables and receivables, work in progress, and cash. The recent strength of the U.S. dollar as compared to the foreign currencies of our international operations has triggered foreign currency translation adjustments that are greater than usual. The net impact of the fluctuation of foreign currencies in other comprehensive income within the Consolidated Statements of Comprehensive Income was $(28,554) and $(6,037) during the three months ended September 30, 2022 and 2021, respectively, and $(50,863) and $(4,412) during the six months ended September 30, 2022 and 2021, respectively.

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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of September 30, 2022, we had two foreign currency forward contracts outstanding between the pound sterling and the euro with notional values of €7.5 million and €0.5 million. As of September 30, 2021, we had one foreign currency forward contract outstanding between the pound sterling and the euro with a notional value of €1.7 million. The change in fair value of these contracts represented a net loss included in Other operating expenses of $(232000) and $(7000) during the three months ended September 30, 2022 and September 30, 2021, respectively.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities

The following table summarizes all of the repurchases of Houlihan Lokey, Inc. equity securities during the quarter ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2022 - July 31, 2022 (2)	1,053	$77.91	—	$500,000,000
August 1, 2022 - August 31, 2022	100,257	81.56	100,257	491,822,711
September 1, 2022 - September 30, 2022 (3)	41	80.22	—	491,822,711
Total	101,351	$81.52	100,257	$491,822,711
(1)The shares of Class A common stock repurchased through this program have been retired. In April 2022, the Company’s board of directors authorized a replacement program to the previous July 2021 share repurchase program, which provides for share repurchases of a new aggregate amount of up to $500 million of the Company's Class A common stock and Class B common stock.
(2)Total Number of Shares Purchased consists of 1,053 unvested shares of Class B common stock at an average price per share of $77.91, which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards.
(3)Total Number of Shares Purchased consists of 41 unvested shares of Class B common stock at an average price per share of $80.22, which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards.

Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Houlihan Lokey, Inc., dated August 18, 2015.	8-K	333-205610	3.1	8/21/15
3.2	Amended and Restated Bylaws of the Company, dated August 18, 2015.	8-K	333-205610	3.2	8/21/15
10.1	First Amendment to Credit Agreement, dated as of August 2, 2022, among the Company and the lenders party thereto	10-Q	001-37537	10.2	8/5/22
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.					*
32.1	Section 1350 Certification of Chief Executive Officer.					**
32.2	Section 1350 Certification of Chief Financial Officer.					**
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104.1	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOULIHAN LOKEY, INC.

Date:	November 3, 2022	/s/ SCOTT L. BEISER
Scott L. Beiser
Chief Executive Officer
(Principal Executive Officer)

Date:	November 3, 2022	/s/ J. LINDSEY ALLEY
J. Lindsey Alley
Chief Financial Officer
(Principal Financial and Accounting Officer)