Form 10-Q
period 2022-12-31
HOULIHAN LOKEY, INC.
filed 2023-02-07
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 3, 2023, the registrant had 50,450,782 shares of Class A common stock, $0.001 par value per share, and 18,170,554 shares of Class B common stock, $0.001 par value per share, outstanding.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share data and par value)	December 31, 2022	March 31, 2022
Assets
Cash and cash equivalents	$549,422	$833,697
Restricted cash	373	373
Investment securities	36,775	109,143
Accounts receivable, net of allowance for credit losses of $10,142 and $8,954, respectively	138,028	144,029
Unbilled work in progress, net of allowance for credit losses of $9,761 and $4,320, respectively	152,052	104,751
Income taxes receivable	9,864	—
Deferred income taxes	112,726	95,278
Property and equipment, net	75,624	52,176
Operating lease right-of-use assets	255,725	171,942
Goodwill	1,060,666	1,070,442
Other intangible assets, net	204,845	247,333
Other assets	75,542	57,646
Total assets	$2,671,642	$2,886,810

Liabilities and Stockholders' Equity
Liabilities:
Accrued salaries and bonuses	$638,646	$953,604
Accounts payable and accrued expenses	119,974	126,190
Deferred income	40,576	28,753
Income taxes payable	—	61,266
Deferred income taxes	619	789
Loans payable to former shareholders	307	539
Operating lease liabilities	283,728	197,091
Other liabilities	47,135	74,873
Total liabilities	1,130,985	1,443,105

Commitments and contingencies (Note 17)
Stockholders' equity:
Class A common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 50,351,143 and 49,853,564 shares, respectively	50	50
Class B common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 18,271,833 and 17,649,555 shares, respectively	18	18
Additional paid-in capital	602,349	564,761
Retained earnings	1,008,246	922,223
Accumulated other comprehensive loss	(70,006)	(43,347)
Total stockholders' equity	1,540,657	1,443,705
Total liabilities and stockholders' equity	$2,671,642	$2,886,810
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except share and per share data)	2022	2021	2022	2021
Revenues	$456,499	$888,798	$1,364,680	$1,798,792
Operating expenses:
Employee compensation and benefits	289,348	549,376	864,942	1,115,054
Travel, meals, and entertainment	14,271	11,090	37,691	17,464
Rent	12,852	14,352	37,927	33,627
Depreciation and amortization	13,256	20,074	51,874	28,589
Information technology and communications	14,751	12,398	38,924	28,217
Professional fees	7,795	14,372	23,862	27,988
Other operating expenses	20,053	17,876	58,346	33,598
Total operating expenses	372,326	639,538	1,113,566	1,284,537
Operating income	84,173	249,260	251,114	514,255
Other expense, net	563	253	7,416	1,005
Income before provision for income taxes	83,610	249,007	243,698	513,250
Provision for income taxes	20,559	74,699	49,135	140,099
Net income	63,051	174,308	194,563	373,151
Net income attributable to noncontrolling interest	—	(573)	—	(573)
Net income attributable to Houlihan Lokey, Inc.	63,051	173,735	194,563	372,578
Other comprehensive income, net of tax:
Foreign currency translation adjustments	24,204	(1,824)	(26,659)	(6,236)
Comprehensive income attributable to Houlihan Lokey, Inc.	$87,255	$171,911	$167,904	$366,342

Attributable to Houlihan Lokey, Inc. common stockholders:
Weighted average shares of common stock outstanding:
Basic	63,381,024	64,914,373	63,360,741	65,259,927
Fully diluted	69,725,692	68,279,939	69,453,588	68,520,849
Earnings per share (Note 13)
Basic	$0.99	$2.68	$3.07	$5.71
Fully diluted	$0.90	$2.54	$2.80	$5.44

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – October 1, 2022	49,780,875	$50	18,874,122	$19	$559,605	$981,204	$(94,210)	$1,446,668
Shares issued	—	—	91,435	—	3,505	—	—	3,505
Stock compensation vesting (Note 14)	—	—	—	—	39,523	—	—	39,523
Dividends	—	—	—	—	—	(36,009)	—	(36,009)
Conversion of Class B to Class A shares	670,268	1	(670,268)	(1)	—	—	—	—
Other shares repurchased/forfeited	(100,000)	(1)	(23,456)	—	(284)	—	—	(285)
Net income	—	—	—	—	—	63,051	—	63,051
Change in unrealized translation	—	—	—	—	—	—	24,204	24,204
Total comprehensive income	—	—	—	—	—	63,051	24,204	87,255
Balances – December 31, 2022	50,351,143	$50	18,271,833	$18	$602,349	$1,008,246	$(70,006)	$1,540,657

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – October 1, 2021	50,927,005	$51	17,348,305	$17	$720,579	$741,678	$(24,588)	$1,437,737
Shares issued	—	—	34,064	—	—	—	—	—
Stock compensation vesting (Note 14)	—	—	—	—	17,778	—	—	17,778
Dividends	—	—	—	—	—	(28,418)	—	(28,418)
Conversion of Class B to Class A shares	642,693	—	(642,693)	—	—	—	—	—
Other shares repurchased/forfeited	(644,900)	—	(12,500)	—	(69,592)	—	—	(69,592)
Net income	—	—	—	—	—	173,735	—	173,735
Change in unrealized translation	—	—	—	—	—	—	(1,824)	(1,824)
Total comprehensive income	—	—	—	—	—	173,735	(1,824)	171,911
Balances – December 31, 2021	50,924,798	$51	16,727,176	$17	$668,765	$886,995	$(26,412)	$1,529,416
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2022	49,853,564	$50	17,649,555	$18	$564,761	$922,223	$(43,347)	$1,443,705
Shares issued	—	—	2,396,325	2	9,524	—	—	9,526
Stock compensation vesting (Note 14)	—	—	—	—	118,885	—	—	118,885
Dividends	—	—	—	—	—	(108,540)	—	(108,540)
Conversion of Class B to Class A shares	1,168,127	1	(1,168,127)	(1)	—	—	—	—
Shares issued to non-employee directors (Note 14)	6,739	—	—	—	570	—	—	570
Other shares repurchased/forfeited	(677,287)	(1)	(605,920)	(1)	(91,391)	—	—	(91,393)
Net income	—	—	—	—	—	194,563	—	194,563
Change in unrealized translation	—	—	—	—	—	—	(26,659)	(26,659)
Total comprehensive income	—	—	—	—	—	194,563	(26,659)	167,904
Balances – December 31, 2022	50,351,143	$50	18,271,833	$18	$602,349	$1,008,246	$(70,006)	$1,540,657

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2021	51,245,442	$51	16,951,696	$17	$803,573	$600,096	$(20,176)	$1,383,561
Shares issued	—	—	2,048,574	2	14,638	—	—	14,640
Stock compensation vesting (Note 14)	—	—	—	—	66,792	—	—	66,792
Dividends	—	—	—	—	—	(85,679)	—	(85,679)
Conversion of Class B to Class A shares	1,745,778	2	(1,745,778)	(2)	—	—	—	—
Shares issued to non-employee directors (Note 14)	6,512	—	—	—	—	—	—	—
Other shares repurchased/forfeited	(2,072,934)	(2)	(527,316)	—	(216,238)	—	—	(216,240)
Net income	—	—	—	—	—	372,578	—	372,578
Change in unrealized translation	—	—	—	—	—	—	(6,236)	(6,236)
Total comprehensive income	—	—	—	—	—	372,578	(6,236)	366,342
Balances – December 31, 2021	50,924,798	$51	16,727,176	$17	$668,765	$886,995	$(26,412)	$1,529,416
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended December 31,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$194,563	$373,151
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(10,985)	(13,341)
Provision for bad debts, net	11,676	4,626
Unrealized losses on investment securities	4,264	2,464
Non-cash lease expense	17,988	24,179
Depreciation and amortization	51,874	28,589
Contingent consideration valuation	2,869	60
Compensation expense – equity and liability classified share awards (Note 14)	122,766	72,398
Changes in operating assets and liabilities:
Accounts receivable	(234)	(38,663)
Unbilled work in progress	(52,742)	36,283
Other assets	(17,896)	7,751
Accrued salaries and bonuses	(312,888)	185,065
Accounts payable and accrued expenses and other	(49,109)	8,231
Deferred income	11,823	(627)
Income taxes payable	(75,844)	(18,031)
Net cash provided by/(used in) operating activities	(101,875)	672,135
Cash flows from investing activities:
Purchases of investment securities	(14,496)	(28,087)
Sales or maturities of investment securities	82,600	194,926
Acquisition of business, net of cash acquired	—	(305,637)
Purchase of property and equipment, net	(31,646)	(7,554)
Net cash provided by/(used in) investing activities	36,458	(146,352)
Cash flows from financing activities:
Dividends paid	(108,043)	(87,359)
Share repurchases	(49,091)	(183,197)
Payments to settle employee tax obligations on share-based awards	(42,283)	(33,700)
Earnouts paid	(6,272)	(5,917)
Loans payable to former shareholders redeemed	(232)	(280)
Repayments of loans to non-affiliates	(2,488)	—
Other financing activities	570	477
Net cash used in financing activities	(207,839)	(309,976)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(11,019)	(4,055)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(284,275)	211,752
Cash, cash equivalents, and restricted cash – beginning of period	834,070	847,224
Cash, cash equivalents, and restricted cash – end of period	$549,795	$1,058,976

Supplemental disclosures of non-cash activities:
Shares issued via vesting of liability classified awards	$5,955	$4,270
Fully amortized intangibles written off	—	2,000
Cash acquired through acquisitions	$—	$241,835
Cash paid during the period:
Interest	$3,261	$528
Taxes, net of refunds	135,919	171,229
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP"), pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"), and include all information and footnotes required for consolidated financial statement presentation. The results of operations for the nine months ended December 31, 2022 are not necessarily indicative of the results of operations to be expected for the fiscal year ending March 31, 2023. The unaudited interim consolidated financial statements and notes to consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (the "2022 Annual Report").
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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of December 31, 2022 we had one foreign currency forward contract outstanding between the pound sterling and the euro with a notional value of €15.3 million. As of December 31, 2021, we had one foreign currency forward contract outstanding between the pound sterling and the euro with a notional value of €4.1 million. The change in fair value of these contracts represented a net gain/(loss) included in Other operating expenses of $(589) and $11 during the three months ended December 31, 2022 and December 31, 2021, respectively.

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

Cash and Cash Equivalents, and Restricted Cash

Cash and cash equivalents include cash held at banks and highly liquid investments with original maturities of three months or less. As of December 31, 2022 and March 31, 2022, the Company had cash balances with banks in excess of insured limits. The Company believes it is not exposed to any significant credit risk with respect to Cash and cash equivalents.
The following table provides a reconciliation of Cash and cash equivalents, and Restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	December 31, 2022	March 31, 2022
Cash and cash equivalents	$549,422	$833,697
Restricted cash (1)	373	373
Total cash, cash equivalents, and restricted cash	$549,795	$834,070
(1)Restricted cash as of December 31, 2022 and March 31, 2022 consisted of a cash secured letter of credit issued for our Frankfurt office.

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Goodwill is reviewed annually for impairment and more frequently if potential impairment indicators exist. Goodwill is reviewed for impairment in accordance with Accounting Standards Update ("ASU") No. 2011-08, Testing Goodwill for Impairment, which permits management to make a qualitative assessment of whether it is more likely than not that one of its reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If management concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then management would not be required to perform the two-step impairment test for that reporting unit. If the assessment indicates that it is more likely than not that the reporting unit’s fair value is less than its carrying value, management must test further for impairment utilizing a two-step process. Step 1 compares the estimated fair value of the reporting unit with its carrying value, including goodwill. If the carrying value of the reporting unit exceeds the estimated fair value, an impairment exists and is measured in Step 2 as the excess of the recorded amount of goodwill over the implied fair value of goodwill resulting from the valuation of the reporting unit. Impairment testing of goodwill requires a significant amount of judgment in assessing qualitative factors and estimating the fair value of the reporting unit, if necessary. The fair value is determined using an estimated market value approach, which considers estimates of future after tax cash flows, including a terminal value based on market earnings multiples, discounted at an appropriate market rate. As of December 31, 2022, management concluded that it was not more likely than not that the Company’s reporting units’ fair value was less than their carrying amount and no further impairment testing had been considered necessary.
Indefinite-lived intangible assets are reviewed annually for impairment in accordance with ASU 2012-02, Testing Indefinite-lived Intangible Assets for Impairment, which provides management the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. As of December 31, 2022, management concluded that it was not more likely than not that the fair values were less than the carrying values.
Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group (inclusive of other long-lived assets) be tested for possible impairment, management first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of December 31, 2022, no events or changes in circumstances were identified that indicated that the carrying amount of the finite-lived intangible assets were not recoverable.
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

The change in the Company’s contract assets and liabilities during the period primarily reflects the timing difference between the Company’s performance and the customer’s payment. The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	April 1, 2022	Increase/(Decrease)	December 31, 2022
Receivables (1)	$139,680	$(8,224)	$131,456
Unbilled work in progress, net of allowance for credit losses	104,751	47,301	152,052
Contract Assets (1)	4,349	2,223	6,572
Contract Liabilities (2)	28,753	11,823	40,576
(1)Included within Accounts receivable, net of allowance for credit losses in the December 31, 2022 Consolidated Balance Sheets.
(2)Included within Deferred income in the December 31, 2022 Consolidated Balance Sheets.

During the three and nine months ended December 31, 2022, $7.6 million and $14.1 million of Revenues, respectively, were recognized that were included in the Deferred income balance at the beginning of the period.

As a practical expedient, the Company does not disclose information about remaining performance obligations pertaining to (i) contracts that have an original expected duration of one year or less, and/or (ii) contracts where the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that is or forms part of a single performance obligation. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at December 31, 2022.
Note 4 — Related Party Transactions
Other assets in the accompanying Consolidated Balance Sheets includes loans receivable from certain employees of $27,214 and $17,100 as of December 31, 2022 and March 31, 2022, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 5 — Fair Value Measurements
The following table presents information about the Company's financial assets, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	December 31, 2022
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$20,310	$—	$20,310
U.S. treasury securities	—	12,717	—	12,717
Common stock	2,912	—	—	2,912
Certificates of deposit	—	517	—	517
Total asset measured at fair value (1)	$2,912	$33,544	$—	$36,456
(1) Included within Investment securities in the Consolidated Balance Sheets.

	March 31, 2022
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$87,074	$—	$87,074
U.S. treasury securities	—	17,662	—	17,662
Certificates of deposit	—	516	—	516
Total asset measured at fair value (1)	$—	$105,252	$—	$105,252
(1) Included within Investment securities in the Consolidated Balance Sheets.

The Company had no transfers between fair value levels during the nine months ended December 31, 2022.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 6 — Investment Securities
The amortized cost and gross unrealized gains (losses) of marketable investment securities accounted under the fair value method were as follows:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value (1)
Corporate debt securities	$21,923	$—	$(1,613)	$20,310
U.S. treasury securities	13,296	—	(579)	12,717
Common stock	3,045	211	(344)	2,912
Certificates of deposit	517	—	—	517
Total securities with unrealized gains/(losses)	$38,781	$211	$(2,536)	$36,456
(1) Included within Investment securities in the Consolidated Balance Sheets.

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value (1)
Corporate debt securities	$88,475	$2	$(1,403)	$87,074
U.S. treasury securities	17,891	—	(229)	17,662
Certificates of deposit	516	—	—	516
Total securities with unrealized gains/(losses)	$106,882	$2	$(1,632)	$105,252
(1) Included within Investment securities in the Consolidated Balance Sheets.

Scheduled maturities of the debt securities held by the Company included within the investment securities portfolio were as follows:

	December 31, 2022		March 31, 2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$4,924	$4,866	$72,963	$72,950
Due within years two through five	33,857	31,590	33,919	32,302
Total debt within the investment securities portfolio	$38,781	$36,456	$106,882	$105,252
Note 7 — Allowance for Credit Losses
The following table presents information about the Company's allowance for credit losses:

December 31, 2022
Beginning balance	$13,274
Provision for bad debt, net	11,676
Recovery/(write-off) of uncollectible accounts, net	(5,047)
Ending balance	$19,903

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 8 — Property and Equipment
Property and equipment, net of accumulated depreciation consists of the following:

	December 31, 2022	March 31, 2022
Equipment	$10,635	$9,692
Furniture and fixtures	21,761	22,704
Leasehold improvements	87,437	59,462
Computers and software	14,158	14,308
Other	7,498	7,476
Total cost	141,489	113,642
Less: accumulated depreciation	(65,865)	(61,466)
Total net book value	$75,624	$52,176
Additions to property and equipment during the nine months ended December 31, 2022 were primarily related to leasehold improvement costs incurred.
Depreciation expense of $2,890 and $4,621 was recognized for the three months ended December 31, 2022 and 2021, respectively, and $10,118 and $10,460 was recognized for the nine months ended December 31, 2022 and 2021, respectively.
Note 9 — Goodwill and Other Intangible Assets
The following table provides a reconciliation of Goodwill and other intangibles, net reported on the Consolidated Balance Sheets.

	Useful Lives	December 31, 2022	March 31, 2022
Goodwill	Indefinite	$1,060,666	$1,070,442
Tradename-Houlihan Lokey	Indefinite	192,210	192,210
Other intangible assets	Varies	92,046	92,941
Total cost		1,344,922	1,355,593
Less: accumulated amortization		(79,411)	(37,818)
Goodwill and other intangibles, net		$1,265,511	$1,317,775

Goodwill attributable to the Company’s business segments is as follows:

	April 1, 2022	Change (1)	December 31, 2022
Corporate Finance	$815,912	$(9,776)	$806,136
Financial Restructuring	162,815	—	162,815
Financial and Valuation Advisory	91,715	—	91,715
Goodwill	$1,070,442	$(9,776)	$1,060,666
(1)Changes pertain primarily to foreign currency translation adjustments.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)

Amortization expense of approximately $10,367 and $15,454 was recognized for the three months ended December 31, 2022 and 2021, respectively, and $41,756 and $18,130 for the nine months ended December 31, 2022 and 2021, respectively.

The estimated future amortization for finite-lived intangible assets for each of the next five years and thereafter are as follows:

Year Ended March 31,
Remainder of 2023	$2,973
2024	7,687
2025	1,672
2026	—
2027 and thereafter	—
Note 10 — Loans Payable
On August 23, 2019, the Company entered into a syndicated revolving line of credit with Bank of America, N.A. and certain other financial institutions party thereto (the “2019 Line of Credit”), which allows for borrowings of up to $100.0 million (and, subject to certain conditions, provides the Company with an expansion option, which, if exercised in full, would provide for a total credit facility of $200.0 million). On August 2, 2022, the agreement governing the 2019 Line of Credit was amended to, among other things, (a) extend the maturity to August 23, 2025 (or if such date is not a business day, the immediately preceding business day), (b) replace the LIBOR reference rate with Term SOFR plus an applicable credit spread adjustment, (c) modify certain covenant restrictions, and (d) make certain other technical amendments. The agreement governing the 2019 Line of Credit provides that commitment fees apply to unused amounts and contains debt covenants which require that the Company maintain certain financial ratios. As of December 31, 2022 and March 31, 2022, no principal was outstanding under the 2019 Line of Credit.

In April 2018, the Company acquired Quayle Munro Limited. Total consideration included non-interest bearing unsecured convertible loans totaling GBP 10.5 million payable on May 31, 2022, which was extinguished during the three months ended June 30, 2022. The Company incurred imputed interest expense on these notes of $0 and $34 for the three months ended December 31, 2022 and 2021, respectively, and $22 and $128 for the nine months ended December 31, 2022 and 2021, respectively.
In May 2018, the Company acquired BearTooth Advisors. Total consideration included an unsecured note of $2.8 million bearing interest at an annual rate of 2.88% and payable on May 21, 2048. This note was subsequently assigned by the seller to the former BearTooth principals (who became employees of the Company), and, under certain circumstances, is convertible into Company Class B common stock after the fifth anniversary of the closing of the transaction. The Company incurred interest expense on this note of $0 and $26 for the three months ended December 31, 2022 and 2021, respectively, and $18 and $79 for the nine months ended December 31, 2022 and 2021, respectively.
In December 2019, the Company acquired Freeman & Co. Total consideration included an unsecured note of $4.0 million bearing interest at an annual rate of 2.75% and payable on December 16, 2049. The note issued by the Company to the seller was distributed to the former principals of Freeman & Co. (who became employees of the Company). Under certain circumstances, the note may be exchanged by each principal for Company stock over a four-year period in equal annual installments starting in December 2020. The Company incurred interest expense on this note of $20 and $20 for the three months ended December 31, 2022 and 2021, respectively, and $61 and $59 for the nine months ended December 31, 2022 and 2021, respectively.
In August 2020, the Company acquired MVP Capital, LLC (“MVP”). Total consideration included an unsecured non-interest bearing note of $4.5 million payable August 14, 2050. The note was issued by the Company to the former principals and sellers of MVP (who became employees of the Company). Under certain circumstances, the note may be exchanged by each seller for a combination of cash and Company stock over a three-year period in equal annual installments starting in August 2021. Contingent consideration was also issued in connection with the acquisition of MVP, which had a carrying value of $12.9 million and $20.3 million as of December 31, 2022 and March 31, 2022, respectively, which is included in Other liabilities in our Consolidated Balance Sheets.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
In July 2021, the Company acquired Baylor Klein, Ltd (“BK”). Contingent consideration was issued in connection with the acquisition of BK, which had a carrying value of $18.8 million and $17.6 million as of December 31, 2022 and March 31, 2022, respectively, which is included in Other liabilities in our Consolidated Balance Sheets.
Note 11 — Accumulated Other Comprehensive (Loss)
Accumulated other comprehensive (loss) is comprised of Foreign currency translation adjustments of $24,204 and $(1,824) for the three months ended December 31, 2022 and 2021, respectively, and $(26,659) and $(6,236) for the nine months ended December 31, 2022 and 2021, respectively. The recent strength of the U.S. dollar as compared to the foreign currencies of our international operations has triggered foreign currency translation adjustments that are greater than usual.

Accumulated other comprehensive (loss) as of December 31, 2022 was comprised of the following:

Balance, April 1, 2022	$(43,347)
Foreign currency translation adjustment	(26,659)
Balance, December 31, 2022	$(70,006)
Note 12 — Income Taxes
The Company’s provision for income taxes was $20,559 and $74,699 for the three months ended December 31, 2022 and 2021, respectively, and $49,135 and $140,099 for the nine months ended December 31, 2022 and 2021, respectively. These represent effective tax rates of 24.6% and 30.0% the three months ended December 31, 2022 and 2021, respectively, and 20.2% and 27.3% for the nine months ended December 31, 2022 and 2021, respectively.
Note 13 — Earnings Per Share
The calculations of basic and diluted earnings per share attributable to holders of shares of common stock are presented below.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Numerator:
Net income attributable Houlihan Lokey, Inc.	$63,051	$173,735	$194,563	$372,578
Denominator:
Weighted average shares of common stock outstanding — basic	63,381,024	64,914,373	63,360,741	65,259,927
Weighted average number of incremental shares pertaining to unvested restricted stock and issuable in respect of unvested restricted stock units, as calculated using the treasury stock method	6,344,668	3,365,566	6,092,847	3,260,922
Weighted average shares of common stock outstanding — diluted	69,725,692	68,279,939	69,453,588	68,520,849

Basic earnings per share	$0.99	$2.68	$3.07	$5.71
Diluted earnings per share	$0.90	$2.54	$2.80	$5.44

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 14 — Employee Benefit Plans
Defined Contribution Plans

The Company sponsors a 401(k) defined contribution savings plan for its domestic employees and defined contribution retirement plans for its international employees. The Company contributed approximately $5,302 and $2,556 to these plans during the three months ended December 31, 2022 and 2021, respectively, and $9,103 and $5,304 during the nine months ended December 31, 2022 and 2021, respectively.
Share-Based Incentive Plans

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
No excess tax benefit was recognized during the three months ended December 31, 2022 or 2021. An excess tax benefit of $8,102 and $6,922 was recognized during the nine months ended December 31, 2022 and 2021, respectively, as a component of the provision for income taxes and an operating activity on the Consolidated Statements of Cash Flows. The excess tax benefits recognized during the nine months ended December 31, 2022 and 2021 were related to shares vested in May 2022 and May 2021, respectively.
The share awards are classified as equity awards at the time of grant unless the number of shares granted is unknown. Awards that are settleable in shares based upon a future determinable stock price are classified as liabilities until the price is established and the resulting number of shares is known, at which time they are re-classified from liabilities to equity awards. Activity in equity classified share awards which relate to the Company's 2016 Incentive Plan during the nine months ended December 31, 2022 and 2021 was as follows:

Unvested Share Awards	Shares	Weighted Average Grant Date Fair Value
Balance, April 1, 2022	4,314,375	$71.42
Granted	2,264,906	84.78
Vested	(1,175,311)	59.77
Forfeited/Repurchased	(98,299)	79.93
Balance, December 31, 2022	5,305,671	$79.55

Balance, April 1, 2021	2,744,605	$51.37
Granted	1,640,456	73.19
Vested	(1,039,535)	47.80
Forfeited/Repurchased	(71,914)	60.95
Balance, December 31, 2021	3,273,612	$63.22

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Activity in liability classified share awards during the nine months ended December 31, 2022 and 2021 was as follows:

Awards Settleable in Shares	Fair Value
Balance, April 1, 2022	$14,349
Offer to grant	5,318
Share price determined-converted to cash payments	(2,664)
Share price determined-transferred to equity grants	(3,411)
Forfeited	—
Balance, December 31, 2022	$13,592

Balance, April 1, 2021	$16,950
Offer to grant	2,076
Share price determined-converted to cash payments	(2,676)
Share price determined-transferred to equity grants	(4,269)
Forfeited	—
Balance, December 31, 2021	$12,081

Activity of our RSUs during the nine months ended December 31, 2022 and 2021 was as follows:

Restricted Stock Units	RSUs	Weighted Average Grant Date Fair Value
RSUs as of April 1, 2022	1,038,503	$95.27
Issued	50,556	84.55
Forfeitures	(14,275)	96.82
Vested	(24,138)	63.75
RSUs as of December 31, 2022	1,050,646	$95.45

RSUs as of April 1, 2021	38,475	$55.37
Issued	54,929	71.10
Forfeitures	(1,595)	66.70
Vested	(12,858)	52.99
RSUs as of December 31, 2021	78,951	$66.48

Compensation expenses for the Company associated with both equity and liability classified awards totaled $40,760 and $19,152 for the three months ended December 31, 2022 and 2021, respectively, and $122,766 and $72,398 for the nine months ended December 31, 2022 and 2021, respectively.

As of December 31, 2022 and 2021, there was $407,168 and $159,084, respectively, of total unrecognized compensation cost related to unvested share awards granted under the 2016 Incentive Plan. These costs are recognized over a weighted average period of 1.6 years and 1.5 years, as of December 31, 2022 and 2021, respectively.

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
Class A Common Stock

During the three months ended December 31, 2022 and 2021, no shares were issued to non-employee directors and 670,268 and 642,693 shares were converted from Class B to Class A, respectively. During the nine months ended December 31, 2022 and 2021, 6,739 and 6,512 shares were issued to non-employee directors, respectively, and 1,168,127 and 1,745,778 shares were converted from Class B to Class A, respectively.

As of December 31, 2022, there were 50,292,817 Class A shares held by the public and 58,326 Class A shares held by non-employee directors. As of December 31, 2021, there were 50,870,525 Class A shares held by the public and 54,273 Class A shares held by non-employee directors.

Class B Common Stock

As of December 31, 2022 and 2021, there were 18,271,833 and 16,727,176 of Class B shares held by the HL Voting Trust, respectively.

Dividends

Previously declared dividends related to unvested shares of $15,322 and $7,894 were unpaid as of December 31, 2022 and 2021, respectively.

Stock Subscriptions Receivable

Employees of the Company periodically issued notes receivable to the Company documenting loans made by the Company to such employees for the purchase of restricted shares of the Company.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Share Repurchases

In April 2022, the board of directors authorized an increase to the existing July 2021 share repurchase program, which provides for share repurchases of a new aggregate amount of up to $500.0 million of the Company's Class A common stock and Class B common stock. As of December 31, 2022, shares with a value of $482.7 million remained available for purchase under the program.

During the three months ended December 31, 2022, the Company repurchased 1,159 shares of Class B common stock, to satisfy $92 of required withholding taxes in connection with the vesting of restricted awards. No such repurchases were made during the three months ended December 31, 2021. During the three months ended December 31, 2022, the Company repurchased 100,000 shares of its outstanding Class A common stock at a weighted average price of $91.68 per share, excluding commissions, for an aggregate purchase price of $9,168. During the three months ended December 31, 2021, the Company repurchased 644,900 shares of its outstanding Class A common stock at a weighted average price of $108.90 per share, excluding commissions, for an aggregate purchase price of $70,232.

During the nine months ended December 31, 2022 and 2021, the Company repurchased 507,621 and 455,402 shares, respectively, of Class B common stock, to satisfy $42,283 and $33,700 of required withholding taxes in connection with the vesting of restricted awards, respectively. During the nine months ended December 31, 2022, the Company repurchased 677,287 shares of its outstanding Class A common stock at a weighted average price of $85.74 per share, excluding commissions, for an aggregate purchase price of $58,073. During the nine months ended December 31, 2021, the Company repurchased 2,072,934 shares of its outstanding Class A common stock at a weighted average price of $88.35 per share, excluding commissions, for an aggregate purchase price of $183,136.
Note 16 — Leases
Lessee Arrangements

Operating Leases

We lease real estate and equipment used in operations from third parties. As of December 31, 2022, the remaining term of our operating leases ranged from 1 to 17 years with various automatic extensions.
The following table outlines the maturity of our existing operating lease liabilities on a fiscal year-end basis as of December 31, 2022.

Maturity of Operating Leases

Operating Leases
Remaining 2023	$3,560
2024	35,256
2025	39,589
2026	36,924
2027	33,206
Thereafter	202,042
Total	350,577
Less: present value discount	(66,849)
Operating lease liabilities	$283,728

As of December 31, 2022, the Company has entered into operating leases for additional office space that have not yet commenced for approximately $142.4 million. These operating leases will commence between fiscal year 2023 and fiscal year 2024 with lease terms of 5 years to 16 years.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Lease costs

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Operating lease expense	$9,152	$14,705	$24,959	$28,379
Variable lease expense (1)	3,756	(398)	13,000	5,131
Short-term lease expense	49	44	136	134
Less: Sublease income	(105)	—	(168)	(18)
Total lease costs	$12,852	$14,351	$37,927	$33,626
(1)Primarily consists of payments for property taxes, common area maintenance and usage based operating costs.
Weighted-average details

	December 31,
	2022	2021
Weighted-average remaining lease term (years)	11	8
Weighted-average discount rate	3.7%	3.5%

Supplemental cash flow information related to leases:

	Nine Months Ended December 31,
	2022	2021
Operating cash flows:
Cash paid for amounts included in the measurement of Operating lease liabilities	$27,165	$24,275

Non-cash activity:
Operating lease right-of-use assets obtained in exchange of Operating lease liabilities	$108,570	$7,736
Change in Operating lease right-of-use assets due to remeasurement	1,357	(7,760)
Note 17 — Commitments and Contingencies
The Company has been named in various legal actions arising in the normal course of business. In the opinion of the Company, in consultation with legal counsel, the final resolutions of these matters are not expected to have a material adverse effect on the Company’s financial condition, operations and cash flows.
The Company also provides routine indemnifications relating to certain real estate (office) lease agreements under which it may be required to indemnify property owners for claims and other liabilities arising from the Company’s use of the applicable premises. In addition, the Company guarantees the performance of its subsidiaries under certain office lease agreements. The terms of these obligations vary, and because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the maximum amount that it could be obligated to pay under such contracts. Based on historical experience and evaluation of specific indemnities, management believes that judgments, if any, against the Company related to such matters are not likely to have a material effect on the consolidated financial statements. Accordingly, the Company has not recorded any liability for these obligations as of December 31, 2022 or March 31, 2022.
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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Revenues by segment
Corporate Finance	$291,734	$715,663	$870,701	$1,314,064
Financial Restructuring	98,819	89,273	275,351	271,232
Financial and Valuation Advisory	65,946	83,862	218,628	213,496
Revenues	$456,499	$888,798	$1,364,680	$1,798,792

Segment profit (1)
Corporate Finance	$83,753	$277,546	$269,112	$513,880
Financial Restructuring	40,244	15,310	84,503	61,485
Financial and Valuation Advisory	12,357	28,127	57,560	68,703
Total segment profit	136,354	320,983	411,175	644,068
Corporate expenses (2)	52,181	71,723	160,061	129,813
Other expense, net	563	253	7,416	1,005
Income before provision for income taxes	$83,610	$249,007	$243,698	$513,250
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

	December 31, 2022	March 31, 2022
Assets by segment
Corporate Finance	$1,005,515	$994,623
Financial Restructuring	174,308	178,148
Financial and Valuation Advisory	172,154	155,853
Total segment assets	1,351,977	1,328,624
Corporate assets	1,319,665	1,558,186
Total assets	$2,671,642	$2,886,810

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Income before provision for income taxes by geography
United States	$55,576	$196,322	$169,599	$407,563
International	28,034	52,685	74,099	105,687
Income before provision for income taxes	$83,610	$249,007	$243,698	$513,250

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Revenues by geography
United States	$322,535	$646,301	$1,003,592	$1,390,754
International	133,964	242,497	361,088	408,038
Revenues	$456,499	$888,798	$1,364,680	$1,798,792

	December 31, 2022	March 31, 2022
Assets by geography
United States	$1,768,439	$2,032,390
International	903,203	854,420
Total assets	$2,671,642	$2,886,810
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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)

Purchase Price Allocation

The following table summarizes the fair value of assets acquired and liabilities assumed as part of the GCA acquisition. We made significant estimates and exercised significant judgment in estimating fair values and accounting for such acquired assets and liabilities. The intangible assets subject to amortization will be amortized on a straight-line basis over their estimated useful lives as of the acquisition date. Measurement period adjustments recognized in the third quarter of fiscal 2023 related to updated estimated fair values for accounts receivable, income taxes payable and other liabilities. Measurement period adjustments recognized in the second quarter of fiscal 2023 related to updated estimated fair values for income taxes receivable/(payable) and deferred income taxes with no such adjustments recognized in the first quarter of fiscal 2023.

	Fair Value As Of September 30, 2022	Measurement Period Adjustments	Fair Value As Of December 31, 2022	Weighted-Average Amortization Period
Assets acquired:
Cash and cash equivalents	$228,877	$—	$228,877
Investment securities	515	—	515
Accounts receivable	54,804	1,276	56,080
Unbilled work in progress	4,672	—	4,672
Income taxes receivable	—	—	—
Deferred income taxes	1,876	—	1,876
Property and equipment	8,727	—	8,727
Operating lease right-of-use assets	27,383	—	27,383
Other assets	20,506	—	20,506
Intangible assets other than goodwill
Backlog	42,000	—	42,000	1.2 years
Trade name	17,100	—	17,100	2.0 years
Customer relationships	15,200	—	15,200	1.0 year
Total intangible assets acquired	74,300	—	74,300	1.3 years
Total assets	421,660	1,276	422,936

Liabilities assumed:
Accrued salaries and bonuses	152,409	—	152,409
Accounts payable and accrued expenses	22,722	—	22,722
Payable to affiliates	15	—	15
Deferred income	78	—	78
Deferred income taxes	—	—	—
Income taxes payable	2,697	(407)	2,290
Operating lease liabilities	27,527	—	27,527
Other liabilities	19,897	2,750	22,647
Total liabilities	225,345	2,343	227,688
Net identifiable assets acquired	196,315	(1,067)	195,248
Goodwill	393,254	1,067	394,321
Total GCA equity value	$589,569	$—	$589,569

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
We applied the acquisition method of accounting in accordance with Financial Accounting Standards Board ("FASB") ASC Topic 805, Business Combinations ("ASC 805"). Goodwill of $394.3 million was recognized as a result of the transaction and relates to (i) the value of assets that do not meet the definition of an identifiable intangible asset under ASC 805, but that do contribute to the value of the acquired business, including the assembled workforce and relationships with customers that are not tracked; (ii) the assemblage value associated with acquiring an on-going business whose value is worth more than simply the sum of its parts; and (iii) the expected synergies associated with combining global operations. None of the goodwill recognized is expected to be deductible for federal income tax purposes. The goodwill recognized is attributable to our CF business segment. The results of operations for GCA have been included in the Company's Consolidated Financial Statements since the Acquisition Date.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information is presented to illustrate the estimated effects of the acquisition of GCA on the Company as if it had occurred on April 1, 2020, the first day of the Company's fiscal 2021, and is not necessarily indicative of either future results of operations or results that may have been achieved had the acquisition been consummated as of this date. The below unaudited pro forma results include certain pro forma adjustments to net earnings that were directly attributable to the acquisition, as if the acquisition had occurred on April 1, 2020, including the following:

•Elimination of transaction costs incurred by the Company directly attributable to the GCA acquisition of $0 and $(5,436), for the three months ended December 31, 2022 and 2021, respectively, and $0 and $(6,513) for the nine months ended December 31, 2022 and 2021, respectively.
•A decrease of amortization expense of $(9,542) and $(12,117), for the three months ended December 31, 2022 and 2021, respectively, and $(38,848) and $(437) for the nine months ended December 31, 2022 and 2021, respectively, directly attributable to the GCA acquisition. This amortization was recognized as a result of the allocation of purchase consideration to the definite-lived intangible assets subject to amortization, noted above.
•Resulting tax impact of above adjustments of $2,347 and $5,266, for the three months ended December 31, 2022 and 2021, respectively, and $7,847 and $1,897 for the nine months ended December 31, 2022 and 2021, respectively.

	(Unaudited)
	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Revenue	$456,499	$888,798	$1,364,680	$2,047,030
Net income	$70,246	$186,595	$225,564	$397,285
Note 20 — Subsequent Events
On January 25, 2023, the Company's board of directors declared a quarterly cash dividend of $0.53 per share of Class A and Class B common stock, payable on March 15, 2023, to shareholders of record on March 2, 2023.

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
Our employee compensation and benefits expense consists of base salary, payroll taxes, benefits, annual incentive compensation payable as cash bonus awards, deferred cash bonus awards, and the amortization of equity-based bonus awards. Base salary and benefits are paid ratably throughout the year. Our annual equity-based bonus awards include fixed share compensation awards and liability classified fixed dollar awards as a component of the annual bonus awards for certain employees. These equity awards are generally subject to annual vesting requirements over a four-year period beginning at the date of grant, which occurs in the first quarter of each fiscal year; accordingly, expenses are amortized over the stated vesting period. In most circumstances, the unvested portion of these awards is subject to forfeiture should the employee depart from the Company. Cash bonuses, which are accrued monthly, are discretionary and dependent upon a number of factors including the Company's performance, and are generally paid in the first fiscal quarter of each fiscal year with respect to prior year performance. Generally, a portion of the cash bonus is deferred and paid in the third quarter of the fiscal year in which the bonus is awarded. Annual bonuses paid to employees of GCA Corporation (“GCA”) were historically paid in the first calendar quarter of each year and we maintained that schedule for calendar year 2022 and paid all GCA bonuses in the first calendar quarter of 2022 with respect to calendar year 2021 performance. Bonuses paid to GCA employees in 2022 included both cash and Houlihan Lokey, Inc., Class B common stock awards subject to vesting similar to what is described above. After the first calendar quarter 2022 payment, GCA is on the same bonus schedule as other Houlihan Lokey employees referred to above. We refer to the ratio of our employee compensation and benefits expenses to our revenues as our "Compensation Ratio."
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
Results of Consolidated Operations
The following is a discussion of our results of consolidated operations for the three and nine months ended December 31, 2022 and 2021. As described in Note 19 of Part I, Item 1 of this Form 10-Q, the Company completed the acquisition of GCA during the third quarter of fiscal 2022; therefore, our results of consolidated operations for the three and nine months ended December 31, 2022 include GCA. Although the comparative results of consolidated operations for the six months ended September 30, 2021, do not include GCA, the three and six months ended December 31, 2021 do include GCA. For a more detailed discussion of the factors that affected the revenues and the operating expenses of our CF, FR, and FVA business segments in these periods, see Part I, Item 2 of this Form 10-Q under the heading “Business Segments” below.

	Three Months Ended December 31,			Nine Months Ended December 31,
($ in thousands)	2022	2021	Change	2022	2021	Change
Revenues	$456,499	$888,798	(49)%	$1,364,680	$1,798,792	(24)%
Operating expenses:
Employee compensation and benefits	289,348	549,376	(47)%	864,942	1,115,054	(22)%
Non-compensation	82,978	90,162	(8)%	248,624	169,483	47%
Total operating expenses	372,326	639,538	(42)%	1,113,566	1,284,537	(13)%
Operating income	84,173	249,260	(66)%	251,114	514,255	(51)%
Other expense, net	563	253	123%	7,416	1,005	638%
Income before provision for income taxes	83,610	249,007	(66)%	243,698	513,250	(53)%
Provision for income taxes	20,559	74,699	(72)%	49,135	140,099	(65)%
Net income	63,051	174,308	(64)%	194,563	373,151	(48)%
Net income attributable to noncontrolling interest	—	(573)	100%	—	(573)	100%
Net income attributable to Houlihan Lokey, Inc.	$63,051	$173,735	(64)%	$194,563	$372,578	(48)%
Three Months Ended December 31, 2022 versus December 31, 2021
Revenues were $456.5 million for the three months ended December 31, 2022, compared with $888.8 million for the three months ended December 31, 2021, representing a decrease of (49)%. Revenues decreased primarily as a result of a decrease in the number of closed transactions. For the quarter, CF revenues decreased (59)%, FR revenues increased 11%, and FVA revenues decreased (21)% when compared with the three months ended December 31, 2021.

Operating expenses were $372.3 million for the three months ended December 31, 2022, compared with $639.5 million for the three months ended December 31, 2021, representing a decrease of (42)%. Employee compensation and benefits expense, as a component of operating expenses, was $289.3 million for the three months ended December 31, 2022, compared with $549.4 million for the three months ended December 31, 2021, representing a decrease of (47)%. The decrease in employee compensation and benefits expense was a result of a decrease in revenues for the quarter when compared with the same quarter last year. The Compensation Ratio was 63.4% for the three months ended December 31, 2022, compared with 61.8% for the three months ended December 31, 2021. Non-compensation expense, as a component of operating expenses, was $83.0 million for the three months ended December 31, 2022, compared with $90.2 million for the three months ended December 31, 2021, representing a decrease of (8)%. The decrease in non-compensation expense was primarily a result of a decrease in depreciation and amortization and a decrease in professional fees for the quarter when compared with the same quarter last year.

Other expense, net was $0.6 million for the three months ended December 31, 2022, compared with $0.3 million for the three months ended December 31, 2021. Other expense, net increased primarily due to the write-off of our equity method investment in Advanced Merger Partners, Inc. ("AMPI"), a special purpose acquisition company that we co-sponsored in 2021.

The provision for income taxes for the three months ended December 31, 2022 was $20.6 million, which reflected an effective tax rate of 24.6%. The provision for income taxes for the three months ended December 31, 2021 was $74.7 million which reflected an effective tax rate of 30.0%. The decrease in the Company's tax rate during the three months ended December 31, 2022 relative to the same period in 2021 was primarily the result of decreased state taxes and decreased taxes due to foreign operations.

Nine Months Ended December 31, 2022 versus December 31, 2021
Revenues were $1,364.7 million for the nine months ended December 31, 2022, compared with $1,798.8 million for the nine months ended December 31, 2021, representing a decrease of (24)%. For the nine months ended December 31, 2022, CF revenues decreased (34)%, FR revenues increased 2%, and FVA revenues increased 2% when compared with the nine months ended December 31, 2021.

Operating expenses were $1,113.6 million for the nine months ended December 31, 2022, compared with $1,284.5 million for the nine months ended December 31, 2021, representing a decrease of (13)%. Employee compensation and benefits expense, as a component of operating expenses, was $864.9 million for the nine months ended December 31, 2022, compared with $1,115.1 million for the nine months ended December 31, 2021, representing a decrease of (22)%. The decrease in employee compensation and benefits expense was a result of a decrease in revenues when compared to the same period last year. The Compensation Ratio was 63.4% for the nine months ended December 31, 2022, compared with 62.0% for the nine months ended December 31, 2021. Non-compensation expense, as a component of operating expenses, was $248.6 million for the nine months ended December 31, 2022, compared with $169.5 million for the nine months ended December 31, 2021, an increase of 47%. The increase in non-compensation expense was primarily a result of an increase in other operating expenses and an increase in amortization of intangible assets recognized in connection with the acquisition of GCA, which were not included in the six months ended September 30, 2021, as the GCA acquisition closed October 4, 2021.

Other expense, net increased to $7.4 million for the nine months ended December 31, 2022, compared with $1.0 million for the nine months ended December 31, 2021, primarily due to an increase in the fair value of an earnout liability for one of our previous acquisitions, losses recognized in connection with periodic warrant revaluations, and the write-off of our equity method investment in AMPI, partially offset by an increase in gains recognized on investment securities and increased interest income.

The provision for income taxes for the nine months ended December 31, 2022 was $49.1 million, which reflected an effective tax rate of 20.2%. The provision for income taxes for the nine months ended December 31, 2021 was $140.1 million, which reflected an effective tax rate of 27.3%. The decrease in the Company's tax rate during the nine months ended December 31, 2022 relative to the same period in 2021 was primarily the result of the release of the provision for an uncertain tax position as a result of the successful closure of a state audit, as well as increased stock compensation deductions.

As of March 31, 2022, the Company had recorded unrecognized tax positions in the amounts of $18.7 million. During the nine months ended December 31, 2022, the Company received a Consent to Field Audit Adjustment from the State of New York for the years ended March 31, 2017, March 31, 2018 and March 31, 2019. During the nine months ended December 31, 2022, a decrease to the Company's unrecognized tax benefits of $7.3 million was recognized as a result of this Consent to Field Audit Adjustment.

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

	Three Months Ended December 31,			Nine Months Ended December 31,
($ in thousands)	2022	2021	Change	2022	2021	Change
Revenues by Segment
Corporate Finance	$291,734	$715,663	(59)%	$870,701	$1,314,064	(34)%
Financial Restructuring	98,819	89,273	11%	275,351	271,232	2%
Financial and Valuation Advisory	65,946	83,862	(21)%	218,628	213,496	2%
Revenues	$456,499	$888,798	(49)%	$1,364,680	$1,798,792	(24)%

Segment Profit (1)
Corporate Finance	$83,753	$277,546	(70)%	$269,112	$513,880	(48)%
Financial Restructuring	40,244	15,310	163%	84,503	61,485	37%
Financial and Valuation Advisory	12,357	28,127	(56)%	57,560	68,703	(16)%
Total Segment Profit	136,354	320,983	(58)%	411,175	644,068	(36)%
Corporate Expenses (2)	52,181	71,723	(27)%	160,061	129,813	23%
Other expense, net	563	253	123%	7,416	1,005	638%
Income before provision for income taxes	$83,610	$249,007	(66)%	$243,698	$513,250	(53)%

Segment Metrics
Number of Managing Directors
Corporate Finance	215	198	9%	215	198	9%
Financial Restructuring	56	52	8%	56	52	8%
Financial and Valuation Advisory	38	34	12%	38	34	12%
Number of Closed Transactions/Fee Events (3)
Corporate Finance	125	238	(47)%	363	456	(20)%
Financial Restructuring	28	21	33%	68	65	5%
Financial and Valuation Advisory	876	901	(3)%	1,815	1,673	8%
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
Corporate Finance
Three Months Ended December 31, 2022 versus December 31, 2021
Revenues for CF were $291.7 million for the three months ended December 31, 2022, compared with $715.7 million for the three months ended December 31, 2021, representing a decrease of (59)%. Revenues decreased primarily due to a decrease in the number of closed transactions and a decrease in the average transaction fee on closed transactions when compared to the same quarter last year.

Segment profit for CF was $83.8 million for the three months ended December 31, 2022, compared with $277.5 million for the three months ended December 31, 2021, representing a decrease of (70)%. Profitability decreased primarily as a result of a decrease in revenues and higher non-compensation expenses when compared to the same quarter last year.

Nine Months Ended December 31, 2022 versus December 31, 2021
Revenues for CF were $870.7 million for the nine months ended December 31, 2022, compared with $1,314.1 million for the nine months ended December 31, 2021, representing a decrease of (34)%. Revenues decreased primarily due to a decrease in the number of closed transactions and a decrease in the average transaction fee on closed transactions when compared to the same period last year.

Segment profit for CF was $269.1 million for the nine months ended December 31, 2022, compared with $513.9 million for the nine months ended December 31, 2021, representing a decrease of (48)%. Profitability decreased primarily as a result of a decrease in revenues and higher non-compensation expenses when compared to the same period last year.
Financial Restructuring
Three Months Ended December 31, 2022 versus December 31, 2021
Revenues for FR were $98.8 million for the three months ended December 31, 2022, compared with $89.3 million for the three months ended December 31, 2021, representing an increase of 11%. Revenues increased primarily due to an increase in the number of closed transactions when compared to the same quarter last year, partially offset by a decrease in the average transaction fee on closed deals when compared to the same quarter last year.

Segment profit for FR was $40.2 million for the three months ended December 31, 2022, compared with $15.3 million for the three months ended December 31, 2021, an increase of 163%. Profitability increased primarily as a result of an increase in revenues and lower compensation expenses as a percentage of revenues when compared to the same quarter last year.
Nine Months Ended December 31, 2022 versus December 31, 2021
Revenues for FR were $275.4 million for the nine months ended December 31, 2022, compared with $271.2 million for the nine months ended December 31, 2021, representing an increase of 2%. The increase in revenues was primarily a result of an increase in the number of closed transactions when compared to the same period last year.

Segment profit for FR was $84.5 million for the nine months ended December 31, 2022, compared with $61.5 million for the nine months ended December 31, 2021, an increase of 37%. Profitability increased primarily as a result of an increase in revenues and lower compensation expenses as a percentage of revenues when compared to the same period last year.
Financial and Valuation Advisory
Three Months Ended December 31, 2022 versus December 31, 2021
Revenues for FVA were $65.9 million for the three months ended December 31, 2022, compared with $83.9 million for the three months ended December 31, 2021, representing a decrease of (21)%. Revenues decreased primarily due to a decrease in the average fee per Fee Event when compared to the same quarter last year.

Segment profit for FVA was $12.4 million for the three months ended December 31, 2022, compared with $28.1 million for the three months ended December 31, 2021, a decrease of (56)%. Profitability decreased primarily as a result of a decrease in revenues and an increase in non-compensation expenses as a percentage of revenues when compared to the same quarter last year.
Nine Months Ended December 31, 2022 versus December 31, 2021
Revenues for FVA were $218.6 million for the nine months ended December 31, 2022, compared with $213.5 million for the nine months ended December 31, 2021, representing an increase of 2%. The increase in revenues was primarily a result of a higher number of Fee Events when compared to the same period last year.

Segment profit for FVA was $57.6 million for the nine months ended December 31, 2022, compared with $68.7 million for the nine months ended December 31, 2021, a decrease of (16)%. Profitability decreased primarily as a result of increased non-compensation expenses when compared to the same period last year.

Corporate Expenses
Three Months Ended December 31, 2022 versus December 31, 2021
Corporate expenses were $52.2 million for the three months ended December 31, 2022, compared with $71.7 million for the three months ended December 31, 2021. This (27)% decrease was primarily driven by a decrease in non-compensation expenses, namely professional fees and depreciation and amortization expense when compared to the same quarter last year.
Nine Months Ended December 31, 2022 versus December 31, 2021
Corporate expenses were $160.1 million for the nine months ended December 31, 2022, compared with $129.8 million for the nine months ended December 31, 2021. This 23% increase was primarily driven by corporate expenses attributable to GCA, integration costs associated with our acquisition of GCA, and amortization of intangible assets recognized in connection with the acquisition of GCA, which were not included in the six-month period ending September 30, 2021.

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

Our cash and cash equivalents include cash held at banks. We maintain moderate levels of cash on hand in support of regulatory requirements for our registered broker-dealer. As of December 31, 2022 and March 31, 2022, we had $414.1 million and $477.0 million of cash in foreign subsidiaries, respectively. Our excess cash may be invested from time to time in short-term investments, including treasury securities, commercial paper, certificates of deposit, and investment grade corporate debt securities. Please refer to Note 6 for further detail.

As of December 31, 2022 and March 31, 2022, our restricted cash, cash and cash equivalents, and investment securities were as follows:

(In thousands)	December 31, 2022	March 31, 2022
Cash and cash equivalents	$549,422	$833,697
Investment securities	36,775	109,143
Total unrestricted cash and cash equivalents, including investment securities	586,197	942,840
Restricted cash (1)	373	373
Total cash, cash equivalents, and restricted cash, including investment securities	$586,570	$943,213
(1)Represents a deposit in support of a letter of credit issued for our Frankfurt office.

Our liquidity is highly dependent upon cash receipts from clients that are generally dependent upon the successful completion of transactions, as well as the timing of receivables collections, which typically occur within 60 days of billing. As of December 31, 2022, accounts receivable, net of credit losses was $138.0 million. As of December 31, 2022, unbilled work in progress, net of credit losses was $152.1 million.

On August 23, 2019, the Company entered into a syndicated revolving line of credit with the Bank of America, N.A. and certain other financial institutions party thereto, which allows for borrowings of up to $100.0 million (and, subject to certain conditions, provides the Company with an expansion option, which, if exercised in full, would provide for a total credit facility of $200.0 million) (the "2019 Line of Credit"). On August 2, 2022, the agreement governing the 2019 Line of Credit was amended to, among other things, (a) extend the maturity to August 23, 2025, (b) replace the LIBOR reference rate with Term SOFR plus an applicable credit spread adjustment, (c) modify certain covenant restrictions, and (d) make certain other technical amendments. As of December 31, 2022, no principal was outstanding under the 2019 Line of Credit. The loan agreement requires compliance with certain loan covenants including, but not limited to, the maintenance of minimum consolidated earnings before interest, taxes, depreciation and amortization of no less than $150.0 million as of the end of any quarterly 12-month period and certain leverage ratios including a consolidated leverage ratio of less than 2.00 to 1.00. As of December 31, 2022, we were, and expect to continue to be, in compliance with such covenants.

The majority of the Company's payment obligations and commitments pertain to routine operating leases. The Company also has various obligations relating to notes payable and contingent consideration issued in connection with businesses previously acquired (see Note 10 included in Part I, Item 1 of this Form 10-Q).

In connection with certain acquisitions, certain employees may be entitled to deferred consideration, primarily in the form of retention payments, should certain service and/or performance conditions be met in the future. As a result of these conditions, such deferred consideration would be expensed as compensation in current and future periods and a portion thereof has been accrued as liabilities on the Consolidated Balance Sheets as of December 31, 2022 and March 31, 2022.

Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of our incentive compensation during the first and third quarters of each fiscal year. A summary of our operating, investing, and financing cash flows is as follows:

	Nine Months Ended December 31,
(In thousands)	2022	2021	Change
Operating activities:
Net income	$194,563	$373,151	(48)%
Non-cash charges	200,452	118,975	68%
Other operating activities	(496,890)	180,009	(376)%
Net cash provided by/(used in) operating activities	(101,875)	672,135	(115)%
Net cash provided by/(used in) investing activities	36,458	(146,352)	(125)%
Net cash (used in) financing activities	(207,839)	(309,976)	(33)%
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(11,019)	(4,055)	172%
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(284,275)	211,752	(234)%
Cash, cash equivalents, and restricted cash — beginning of period	834,070	847,224	(2)%
Cash, cash equivalents, and restricted cash — end of period	$549,795	$1,058,976	(48)%
Nine Months Ended December 31, 2022
Operating activities resulted in a net outflow of $(101.9) million, primarily attributable to a significant decrease in accrued salaries and bonuses and income taxes payable. Investing activities resulted in a net inflow of $36.5 million, primarily attributable to sales or maturities of investment securities, offset by purchases of property and equipment. Financing activities resulted in a net outflow of $(207.8) million, primarily attributable to dividends paid, share repurchases, and payments to settle employee tax obligations on share-based awards.
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
Exchange Rate Risk

The exchange rate of the U.S. dollar relative to the currencies in the non-U.S. countries in which we operate may have an effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities and, therefore, be reflected as a change in other comprehensive income. Our non-U.S. assets and liabilities that are sensitive to exchange rates consist primarily of trade payables and receivables, work in progress, and cash. The recent strength of the U.S. dollar as compared to the foreign currencies of our international operations has triggered foreign currency translation adjustments that are greater than usual. The net impact of the fluctuation of foreign currencies in other comprehensive income within the Consolidated Statements of Comprehensive Income was $24,204 and $(1,824) during the three months ended December 31, 2022 and 2021, respectively, and $(26,659) and $(6,236) during the nine months ended December 31, 2022 and 2021, respectively.

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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of December 31, 2022 we had one foreign currency forward contract outstanding between the pound sterling and the euro with a notional value of €15.3 million. As of December 31, 2021, we had one foreign currency forward contract outstanding between the pound sterling and the euro with a notional value of €4.1 million. The change in fair value of these contracts represented a net gain/(loss) included in Other operating expenses of $(589) and $11 during the three months ended December 31, 2022 and December 31, 2021, respectively.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities

On November 22, 2022, the Company issued 39,496 shares of Class B common stock to certain former employees of a business acquired in 2020. The Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering and received no proceeds in connection with this issuance.

On December 27, 2022, the Company issued 6,326 shares of Class B common stock to certain former employees of a business acquired in 2021. The Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering and received no proceeds in connection with this issuance.

The following table summarizes all of the repurchases of Houlihan Lokey, Inc. equity securities during the quarter ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2022 - October 31, 2022	—	$—	—	$491,822,711
November 1, 2022 - November 30, 2022 (2)	730	96.88	—	491,822,711
December 1, 2022 - December 31, 2022 (3)	100,125	91.66	100,000	482,657,397
Total	100,855	$94.27	100,000	$482,657,397
(1)The shares of Class A common stock repurchased through this program have been retired. In April 2022, the Company’s board of directors authorized a replacement program to the previous July 2021 share repurchase program, which provides for share repurchases of a new aggregate amount of up to $500 million of the Company's Class A common stock and Class B common stock.
(2)Total Number of Shares Purchased consists of 730 unvested shares of Class B common stock at an average price per share of $96.88, which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards.
(3)Total Number of Shares Purchased consists of 125 unvested shares of Class B common stock at an average price per share of $93.21, which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards.
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

HOULIHAN LOKEY, INC.

Date:	February 7, 2023	/s/ SCOTT L. BEISER
Scott L. Beiser
Chief Executive Officer
(Principal Executive Officer)

Date:	February 7, 2023	/s/ J. LINDSEY ALLEY
J. Lindsey Alley
Chief Financial Officer
(Principal Financial and Accounting Officer)