Form 10-K
period 2023-03-31
HOULIHAN LOKEY, INC.
filed 2023-05-25
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.        ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☒
As of September 30, 2022, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $3.75 billion.
As of May 23, 2023, the registrant had 50,830,588 shares of Class A common stock, $0.001 par value per share, and 17,231,481 shares of Class B common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2023 annual meeting of stockholders, which the Registrant anticipates will be filed no later than 120 days after the end of its fiscal year, are incorporated by reference in Part III of this Form 10‑K.

Auditor Name:    KPMG LLP        Auditor Location: Los Angeles, California            Auditor Firm ID: 185

HOULIHAN LOKEY, INC. AND SUBSIDIARIES

PART I

Unless the context otherwise requires, as used in this Annual Report on Form 10-K (“Form 10-K”), the terms the “Company,” “Houlihan Lokey, Inc.,” “Houlihan Lokey,” “HL,” "our firm,” “we,” “us” and “our” refer to Houlihan Lokey, Inc., a Delaware corporation (“HL DE”), and, in each case, unless otherwise stated, all of its subsidiaries. We use the term “HL Holders” to refer to our current and former employees and members of our management who hold our Class B common stock through the Houlihan Lokey Voting Trust (the "HL Voting Trust"). Our fiscal year ends on March 31st; references to fiscal 2023, fiscal 2022, and fiscal 2021 are to our fiscal years ended March 31, 2023, 2022, and 2021, respectively; references in this Form 10-K to years are to calendar years unless otherwise noted.
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
•an epidemic or pandemic, and the measures that international, federal, state and local governments, agencies, law enforcement and/or health authorities may implement to address it, which may cause a severe and prolonged disruption and instability in the global financial markets and may precipitate or exacerbate one or more of the above-mentioned factors and/or other risks, and significantly disrupt or prevent us from operating our business in the ordinary course for an extended period; and
•other factors beyond our control.

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
Item 1.    Business
Established in 1972, Houlihan Lokey, Inc. is a leading global independent investment bank with expertise in mergers and acquisitions (M&A), capital markets, financial restructurings, and financial and valuation advisory. Through our offices in the United States, South America, Europe, Asia, Australia, and the Middle East, we serve a diverse set of clients worldwide, including corporations, financial sponsors and government agencies. We provide our financial professionals with an integrated platform that enables them to deliver meaningful and differentiated advice to our clients. We advise our clients on critical strategic and financial decisions, employing a rigorous analytical approach coupled with deep product and industry expertise. We market our services through our product areas, our industry groups and our Financial Sponsors group, serving our clients in three primary business practices: Corporate Finance ("CF"), encompassing M&A and capital markets advisory, Financial Restructuring ("FR") both out-of-court and in formal bankruptcy or insolvency proceedings and Financial and Valuation Advisory ("FVA"), including financial opinions and a variety of valuation and financial consulting services.
We are committed to a set of principles that serve as the backbone of our success. Independent advice and intellectual rigor, combined with consistent senior-level involvement, are hallmarks of our commitment to client service. Our entrepreneurial culture engenders our flexibility to collaborate across our business practices to provide world-class solutions for our clients. Our broad-based employee ownership serves to align the interests of employees and shareholders and further encourages a collaborative environment where our CF, FR, and FVA professionals work together productively and creatively to solve our clients’ most critical financial issues. We enter into businesses or offer services where we believe we can excel based on our expertise, analytical sophistication, industry focus and competitive dynamics. Finally, we remain independent and specialized, focusing on advisory products and market segments where our expertise is both differentiating and less subject to conflicts of interest arising from non-advisory products and services, and where we believe we can be a market leader in a particular segment. We do not lend or engage in any securities sales and trading operations or research that might conflict with our clients’ interests.
As of March 31, 2023, we had a team of 1,904 financial professionals across 37 offices globally, serving more than 2,000 clients annually over the past several years, ranging from closely held companies to Fortune Global 500 corporations. Information on our segments is set forth in "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
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

Corporate Finance
As of March 31, 2023, we had 217 CF Managing Directors utilizing a collaborative, interdisciplinary approach to provide our clients with extensive industry and product expertise and global reach in a wide variety of M&A and capital markets transactions. We compete with boutique firms focused on particular industries or geographies as well as other global independent investment banks and bulge-bracket firms. A majority of our engagements relate to mid-cap transactions, which we believe is an attractive segment that is underserved by bulge-bracket investment banks. We believe that our deep sector expertise, significant senior banker involvement and attention, strong financial sponsor relationships and global platform provide a compelling value for our clients, engendering long-term relationships and providing a competitive advantage against our peers in this segment of the market.
We believe that through our industry groups we have a meaningful presence in every major industry segment, including: business services; consumer, food and retail; energy; financial services; fintech; healthcare; industrials; real estate, lodging and leisure; and technology. We continue to expand and deepen our specialized industry capabilities through a combination of internal promotion, external hires and acquisitions. While the majority of our engagements are in the United States, we continue to enhance our presence in other geographies, including Europe, Asia, South America, Australia and the Middle East and we believe there will be continued opportunities to grow in regions outside the United States.

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

Financial Restructuring
As of March 31, 2023, we had 57 FR Managing Directors working around the globe, which we believe constitutes one of the largest restructuring groups in the investment banking industry. Our FR group has earned a reputation for being the advisor of choice for many of the largest and most complex restructurings, offering knowledge, experience, and creativity to address challenging situations. We operate in all major worldwide markets as debt issuances have increased around the world. Our FR professionals bring to bear deep expertise and experience in restructurings in the United States, Canada, Europe, Asia, Australia, the Middle East, Latin America and Africa. Given the depth and breadth of the team’s expertise and the high barriers to entry for this expertise and experience, international and multi-jurisdictional restructurings represent an attractive opportunity for our FR group.

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
Financial and Valuation Advisory
As of March 31, 2023, we had 39 Managing Directors in our FVA group, which we believe represents one of the largest and most respected valuation and financial opinion practices in the United States. We have developed a reputation as a thought-leader in the field of valuation, and our professionals produce influential studies and publications, which are recognized and valued throughout the financial industry. We believe our extensive transaction expertise and leadership in the fields of valuation, diligence, tax and financial analytics inspire the confidence of the financial executives, boards of directors, special committees, retained counsel, financial and strategic investors and business owners that we serve. We believe that our reputation for delivering an outstanding analytical product that will withstand legal or regulatory scrutiny coupled with our independent financial, accounting and tax skills makes us the advisor of choice for clients with complex valuation, transaction opinion, transaction accounting, tax and diligence needs.

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
Human Capital Resources
Our goal is to attract, develop and retain the best talent in our industry across all levels. We believe our compensation programs are competitive, offering a portion of compensation in deferred cash and a portion in deferred stock awards to provide incentives for our employees to remain with us. In addition, we strive to foster a collaborative environment to attract and retain employees, and we seek individuals who fit our culture of entrepreneurship, integrity, creativity, and commitment to our clients. For over 20 years, we have emphasized broad employee ownership as a way to align the incentives of our employees and shareholders. As of March 31, 2023, we had approximately 1,000 present and former employee shareholders that collectively owned approximately 27% of our equity with no single employee owning more than 2% of our equity. We believe that a strong emphasis on cultural fit during our recruiting process combined with broad employee ownership results in high retention rates.
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
Across our firm, we devote significant time and resources to training and mentoring our employees to ensure every person achieves their highest possible potential. We strive to identify and cultivate future leaders within our firm and are committed to developing our brightest and most ambitious junior professionals into Managing Directors. This philosophy of investing in our people has been and will continue to be core to our culture and organization. As of March 31, 2023, 2022, and 2021, we employed 2,610, 2,257, and 1,574 people, respectively, worldwide.
Competition
Our competitors are other investment banking and financial advisory firms. We compete on both a global and a regional basis, and on the basis of a number of factors, including industry knowledge, transaction execution skills, strength of client relationships, reputation, and price. We believe our primary competitors vary by product and industry expertise and would include the following: for our CF practice, Jefferies LLC, Lazard Ltd, Moelis & Company, N M Rothschild & Sons Limited, Piper Sandler Companies, Robert W. Baird & Co. Incorporated, Stifel Financial Corp., William Blair & Company, L.L.C., and the bulge-bracket investment banking firms; for our FR practice, Evercore Partners, Lazard Ltd, Moelis & Company, N M Rothschild & Sons Limited and PJT Partners; and for our FVA practice, the “big four” accounting firms, Lincoln International LLC, Kroll, LLC., Alvarez & Marsal and various global financial advisory and accounting firms.
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
Europe
Our European advisory business is conducted primarily through our subsidiaries and or one of their branches, namely, as regards the provision of regulated investment services:
•in the United Kingdom, Houlihan Lokey EMEA, LLP ("HL EMEA, LLP"), Houlihan Lokey UK Limited ("HL UK"), Houlihan Lokey (Corporate Finance) Limited (“HLCF Ltd”), and Houlihan Lokey Advisory Limited ("HLA Ltd"), a limited liability partnership and private limited companies, respectively, each of which is organized under the laws of England and Wales; and
•in Germany, Houlihan Lokey (Europe) GmbH (“HLE GmbH”) a private limited company organized under the laws of such jurisdiction with branches in England, France, and Spain in addition to its main office in Germany.

In addition to those entities referenced above, we also provide unregulated corporate finance advisory services through other subsidiaries in Germany, Italy, France, the Netherlands, Sweden, Belgium, Switzerland, and Spain.

Each of HL EMEA, LLP, HL UK, HLCF Ltd, and HLA Ltd are authorized and regulated by the United Kingdom’s Financial Conduct Authority. HL UK, HL CF Ltd, and HLA Ltd were formerly named "GCA Altium Limited", “Quayle Munro Limited” and "Oakley Advisory Limited", respectively, and, following their acquisitions, we have continued to operate their businesses through such entities. The current U.K. regulatory regime is based upon the Financial Services and Markets Act 2000 (“FSMA”), together with secondary legislation and other rules made under FSMA and other relevant legislation. These rules govern our financial advisory business in the United Kingdom, including regulated activities, record keeping, approval standards for individuals, anti-money laundering and periodic reporting.

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

Middle East
Dubai, United Arab Emirates
Houlihan Lokey (MEA Financial Advisory) Ltd. is licensed under Article 48 of the Regulatory Law 2004 by the Dubai Financial Services Authority ("DFSA") to provide certain regulated financial services from its office in the Dubai International Financial Centre. Such entity is subject to DFSA administered law and regulation (most notably certain applicable modules of the DFSA Rulebook), and individuals within it carrying out "licensed functions" (essentially senior management roles) are required to be approved by DFSA to so act.

Israel
In Israel we provide unregulated corporate finance advisory services through the Israel branch of Houlihan Lokey Israel Limited, a private limited company organized under the laws of England and Wales. The branch is registered with the Israeli Corporations Authority.

Asia Pacific
Australia
Houlihan Lokey (Australia) Pty Limited is licensed and subject to regulation by the Australian Securities & Investments Commission and must also comply with applicable provisions of the Corporations Act 2001 and other Australian legal and regulatory requirements, including capital adequacy rules, customer protection rules, and compliance with other applicable trading and investment banking regulations
Hong Kong SAR
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
India
Houlihan Lokey’s Indian financial and valuation advisory business is conducted through Houlihan Lokey Advisory (India) Private Limited, which is licensed by the Securities and Exchange Board of India (“SEBI”) as an Investment Adviser.
Japan
In Japan, financial advisory services are provided by Houlihan Lokey Corporation, G-FAS Corporation, HL Succession Corporation, and BIZIT Inc., none of which conducts regulated activities in Japan.
Singapore
In Singapore, Houlihan Lokey conducts its business through Houlihan Lokey (Singapore) Private Limited and Houlihan Lokey Advisers Singapore Private Limited, both of which are registered with the Monetary Authority of Singapore (“MAS”) as “exempt corporate finance advisors” and are therefore able to provide exempt corporate finance advisory services to accredited investors only, subject to compliance with regulation governing such status as applicable from time to time in Singapore.
Vietnam
In Vietnam, Houlihan Lokey provides unregulated corporate finance advisory services through Houlihan Lokey Vietnam LLC.
South America
Brazil
In Brazil, Houlihan Lokey provides unregulated financial advisory services through Houlihan Lokey Assessoria Financeira Limitada.

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
The diagram below depicts our current organizational structure and the percentages are as of March 31, 2023:

HL Voting Trust
Public
Class B common stock
79.1% voting interest
27.4% economic interest
Class A common stock
20.9% voting interest
72.6% economic interest
Houlihan Lokey, Inc.
Houlihan Lokey, Inc. Subsidiaries

HL Voting Trust Agreement
In connection with the successful completion of the initial public offering ("IPO") of our Class A common stock in August 2015, we entered into the Voting Trust Agreement (the “HL Voting Trust Agreement”) dated as of August 18, 2015 with the HL Holders and the trustees of the HL Voting Trust. Pursuant to the HL Voting Trust Agreement, the trustees have the right to vote the shares of our common stock deposited by any HL Holder, together with any shares of Class B common stock acquired by such HL Holder, in their sole and absolute discretion on any matter, without fiduciary duties of any kind to the HL Holders. As of March 31, 2023, the HL Voting Trust controlled approximately 79.1% of the total voting power of the Company.

Controlled Company
The HL Voting Trust controls a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” under the rules of the New York Stock Exchange. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements that (i) a majority of our board of directors consist of independent directors and (ii) that our board of directors have compensation and nominating and corporate governance committees composed entirely of independent directors, as independence is defined in Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and under the New York Stock Exchange listing standards. We utilize, and intend to continue to utilize, certain of these exemptions. At the present time, the majority of our directors are independent, as required by the New York Stock Exchange, we have a fully independent audit committee, and our compensation and nominating and corporate governance committees are composed entirely of independent directors. See “Risk Factors—Risks Related to Our Class A Common Stock—We are a “controlled company” within the meaning of the New York Stock Exchange listing standards and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. Holders of Class A common stock do not have the same protections afforded to stockholders of companies that are subject to such requirements.” In the event that we cease to be a “controlled company” and our shares continue to be listed on the New York Stock Exchange, we will be required to comply with all of these provisions by the expiration of the applicable transition periods.

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
As a financial services firm, we are materially affected by conditions in the global financial markets and economic conditions throughout the world. Unfavorable market or economic conditions, including reduced expectations for, or further declines in, the U.S. and global economic outlook, may adversely affect our businesses; in particular, where revenue generated is directly related to the volume and size of the transactions in which we are involved. For example, weak market or economic conditions may adversely affect our CF and FVA groups because, in an economic downturn, the volume and size of transactions may decrease, thereby reducing the demand for our M&A, capital raising and opinion advisory services and increasing price competition among financial services companies seeking such engagements. Moreover, in the period following an economic downturn, the volume and size of transactions typically takes time to recover and lags a recovery in market and economic conditions. In particular, our clients engaging in M&A transactions often rely on access to the credit and/or capital markets to finance their transactions. The uncertainty of available credit and interest rates and the volatility of the capital markets and the fact that we do not provide financing or otherwise commit capital to clients can adversely affect the size, volume, timing and ability of such clients to successfully complete M&A transactions and adversely affect our CF and FVA groups. In addition, our profitability would be adversely affected due to our fixed costs and the possibility that we would be unable to reduce our variable costs without reducing revenue or within a timeframe sufficient to offset any decreases in revenue relating to changes in market and economic conditions. On the other hand, strong market or economic conditions may adversely affect our FR group. In a strong environment, the volume and size of recapitalization and restructuring transactions may decrease, thereby reducing the demand for the services provided by our FR business segment and increasing price competition among financial services companies seeking such engagements. Changes in market and economic conditions are expected to impact our businesses in different ways, and we may not be able to benefit from such changes. Further, our business, financial condition and results of operations could be adversely affected by changing market or economic conditions.

Our profitability may also be adversely affected by changes in market and economic conditions because we may not be able to reduce certain fixed costs within a time frame sufficient to match any decreases in revenue. The future market and economic climate may deteriorate because of many factors beyond our control, including rising interest rates or inflation, terrorism or political uncertainty. For example, the U.S. Federal Reserve has raised the federal funds interest rate and has signaled concerns with respect to inflation. In response, market interest rates have risen in recent periods. While the timing and impact of rising interest rates are unknown, a continued increase in market interest rates could have an adverse effect on our transaction volumes, results of operations and financial condition. In addition, recently, concerns have arisen with respect to the financial condition of a number of banking organizations in the United States, in particular those with exposure to certain types of depositors and large portfolios of investment securities. On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (the “FDIC”) was appointed receiver of SVB. On March 12, 2023, the FDIC was appointed receiver of Signature Bank. While we do not have any exposure to SVB or Signature Bank, we do maintain our cash at financial institutions, often in balances that exceed the current FDIC insurance limits. If other banks and financial institutions enter receivership or become insolvent in the future due to financial conditions affecting the banking system and financial markets, our ability to access our cash, cash equivalents and investments, including transferring funds, making payments or receiving funds, may be threatened and could have a material adverse effect on our business and financial condition. In addition, the operating environment and public trading prices of financial services sector securities can be highly correlated, in particular in times of stress, which may adversely affect the trading price of our Class A common stock and potentially our results of operations.

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
We regularly evaluate opportunities to acquire other businesses. Unless and until acquisitions of other businesses generate meaningful revenues, the purchase prices we pay to acquire such businesses could have a material adverse effect on our business, financial condition and results of operations. If we acquire a business, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to realize the financial, operational, and other benefits we anticipate from acquisitions. Competition for future acquisition opportunities in our markets could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, acquisitions may involve a number of special financial and business risks, including expenses related to any potential acquisition from which we may withdraw, diversion of our management's time, attention, and resources, decreased utilization during the integration process, loss of key acquired personnel, difficulties in integrating diverse corporate cultures, increased costs to improve or integrate personnel and financial, accounting, technology and other systems, including compliance with the Sarbanes-Oxley Act, dilutive issuances of equity securities, including convertible debt securities, incurrence of debt, the assumption of legal liabilities, amortization of acquired intangible assets, potential write-offs related to the impairment of goodwill, and additional conflicts of interest. For example, in October 2021 we acquired GCA Corporation for approximately $589.6 million, which significantly expanded our presence in Asia and Europe and there can be no assurance that we will be able realize the full benefits of the acquisition, including the synergies, operating efficiencies, or sales or growth opportunities that are expected. If we are unable to successfully manage these risks, we will not be able to implement our growth strategy, which ultimately could materially adversely affect our business, financial condition and results of operations.

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
Goodwill and other intangible assets represent a significant portion of our assets, and totaled $1.29 billion as of March 31, 2023. Goodwill is the excess of cost over the fair market value of net assets acquired in business combinations. We review goodwill and intangible assets at least annually for impairment. We may need to perform impairment tests more frequently if events occur or circumstances indicate that the carrying amount of these assets may not be recoverable. These events or circumstances could include a significant change in the business climate, attrition of key personnel, a prolonged decline in our stock price and market capitalization, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of one of our businesses and other factors. Although we determined that it is not more likely than not that the fair values of our goodwill and intangible assets were less than their carrying values during fiscal 2023 and fiscal 2022, annual impairment reviews of indefinite-lived intangible assets or any future impairment of goodwill or other intangible assets would result in a non-cash charge against earnings, which would adversely affect our results of operations. The valuation of the reporting units requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our reporting units, including such factors as market performance, changes in our client base and projected growth rates. Because these factors are ever changing, due to market and general business conditions, our goodwill and indefinite-lived intangible assets may be impaired in future periods.

Our international operations are subject to certain risks, which may affect our revenue.
In fiscal 2023, we earned approximately 29% of our revenue from our international operations. We intend to grow our non-United States business, including growth into new regions with which we have less familiarity and experience, and this growth is important to our overall success. For example, the acquisition of GCA Corporation has greatly expanded our international presence in Asia and Europe. In addition, many of our larger clients are non-United States entities. Our international operations carry special financial and business risks, which could include the following:

•greater difficulties in managing and staffing foreign operations;
•fluctuations in foreign currency exchange rates that could adversely affect our results;
•unexpected and costly changes in trading policies, regulatory requirements, tariffs and other barriers;
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
•terrorism, political hostilities, war and other civil disturbances or other catastrophic events, such as the Russian invasion of Ukraine and the resulting war, that reduce business activity; and
•difficulty collecting fees.

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

Any payment of distributions, loans or advances to and from our subsidiaries could be subject to restrictions on, or taxation of, dividends or repatriation of earnings under applicable local law, monetary transfer restrictions, foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate or other restrictions imposed by current or future agreements, including debt instruments, to which our non-United States subsidiaries may be a party. Our business, financial condition and/or results of operations could be adversely impacted, possibly materially, if we are unable to successfully manage these and other risks of international operations in a volatile environment. If our international business increases relative to our total business, these factors could have a more pronounced effect on our operating results or growth prospects.

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
Because our financial statements are denominated in United States dollars and we receive a portion of our net revenue in other currencies, we are exposed to fluctuations in foreign currencies. In addition, we pay certain of our expenses in such currencies. Fluctuations in foreign currency exchange rates led to a net loss in cash of $(12.1) million for fiscal 2023, compared to a net loss in cash of $(16.8) million for fiscal 2022. In particular, we are exposed to the Euro and the pound sterling, and the weakening of the Euro and other currencies relative to the United States dollar has had, and may continue to have, an adverse effect on our revenue. From time to time, we have entered into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. Notwithstanding our entry into such hedge transactions, a depreciation of any of the currencies to which we are exposed relative to the United States dollar could result in an adverse impact to our business, financial condition, results of operations and/or cash flows.

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
We face the risk that certain clients may not have the financial resources to pay our agreed-upon advisory fees, including in the bankruptcy or insolvency context. Our clients include some companies that may from time to time encounter financial difficulties. If a client's financial difficulties become severe, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. On occasion, some of our clients have entered bankruptcy, which has prevented us from collecting amounts owed to us. The bankruptcy of a number of our clients that, in the aggregate, owe us substantial accounts receivable could have a material adverse effect on our business, financial condition and results of operations. In addition, if a number of clients declare bankruptcy after paying us certain invoices, courts may determine that we are not properly entitled to those payments and may require repayment of some or all of the amounts we received, which could adversely affect our business, financial condition and results of operations. In addition, some fees earned from certain activities in our FR business segment are subject to approval by the United States Bankruptcy Courts and other interested parties, including United States Trustees, which have the ability to challenge the payment of those fees. Fees earned and reflected in our revenue may from time to time be subject to successful challenges, which could result in a reduction of revenue. Finally, certain clients may also be unwilling to pay our advisory fees in whole or in part, in which case we may have to incur significant costs to bring legal action to enforce our engagement agreements to obtain our advisory fees. We accrued net bad debt expense of $6.4 million and $3.7 million in fiscal 2023 and 2022, respectively, related to uncollectible or doubtful accounts receivable and unbilled work in progress.

We may not be able to generate sufficient cash in the future to service any future indebtedness.
As of March 31, 2023, we had $60.1 million of other liabilities and loans payable to former shareholders, but may incur additional debt in the future. Our ability to make scheduled payments on or to refinance our debt obligations will depend on our business, financial condition and results of operations. We cannot provide assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal of, and interest on, our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance such indebtedness.

We may be adversely affected by the effects of inflation.
Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the fees we charge our clients or if increased prices may lead to our clients requesting fewer services. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, increased costs of labor, weakening exchange rates and other similar effects. Although we may take measures to mitigate the impact of inflation, if these measures are not effective our business, financial condition, results of operations and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.

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
As a participant in the financial services industry, we are subject to extensive regulation in the United States and internationally. We are subject to regulation by governmental and self-regulatory organizations in many of the jurisdictions in which we operate. As a result of market volatility and disruption in recent years, the United States and other governments have taken unprecedented steps to try to stabilize the financial system, including providing assistance to financial institutions and taking certain regulatory actions. The full extent of the effects of these actions and of legislative and regulatory initiatives (including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”)) implemented in connection with, and as a result of, such extraordinary disruption and volatility is uncertain, both as to the financial markets and participants in general, and as to us in particular.

Our ability to conduct business and our operating results, including compliance costs, may be adversely affected as a result of any new requirements imposed by the SEC, FINRA or other United States or foreign governmental regulatory authorities or self-regulatory organizations that regulate financial services firms or supervise financial markets. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. In addition, some of our clients or prospective clients may adopt policies that exceed regulatory requirements and impose additional restrictions affecting their dealings with us. Accordingly, we may incur significant costs to comply with United States and international regulations. Our expenses incurred in complying with these regulatory requirements, including legal fees and fees paid to the SEC, FINRA and United States or foreign governmental regulatory authorities or self-regulatory organizations, have increased in recent years. For example, on May 10, 2023, the staff of the SEC's Division of Enforcement proposed a potential settlement with the Company to resolve an investigation of the Company's compliance with records preservation requirements related to business communications sent over off-channel electronic messaging platforms. The SEC has conducted similar investigations of other financial institutions as part of a widely publicized industry sweep that has included publicly announced settlements with 14 firms to date. The Company is cooperating fully with the SEC and has notified the SEC's Division of Enforcement of its present intention to agree to a settlement to resolve the investigation that includes a $15 million civil penalty. We maintain an internal team that works full-time to develop and implement regulatory compliance policies and procedures, monitor business activities to ensure compliance with such policies and procedures and reports to senior management. This team also uses various software tracking and reporting systems and confers regularly with internal and outside legal counsel in the performance of its responsibilities. In addition, new laws or regulations or changes in enforcement of existing laws or regulations applicable to our clients may adversely affect our business. For example, changes in antitrust enforcement could affect the level of M&A activity and changes in applicable regulations could restrict the activities of our clients and their need for the types of advisory services that we provide to them.

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
Each share of our Class B common stock is entitled to ten votes per share, and each share of our Class A common stock is entitled to one vote per share. As of March 31, 2023, the HL Holders through the HL Voting Trust beneficially owned 18,866,058 shares of common stock representing approximately 27.3% of the economic interest, and controlled 79.1% of the voting power of our outstanding capital stock. The HL Voting Trust will, for the foreseeable future, have significant influence over our corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval. The HL Voting Trust is able to elect a majority of the members of our board of directors and control actions to be taken by us and our board of directors, including amendments to our amended and restated certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. This concentrated control will limit the ability of holders of our Class A common stock to influence corporate matters for the foreseeable future and may materially adversely affect the market price of our Class A common stock. It is possible that the interests of the HL Voting Trust may in some circumstances conflict with our interests and the interests of our other stockholders. For example, the HL Voting Trust may have different tax positions or other differing incentives from other stockholders that could influence their decisions regarding whether and when to cause us to dispose of assets, incur new or refinance existing indebtedness or take other actions. Additionally, the holders of our Class B common stock may cause us to make strategic decisions or pursue acquisitions that could involve risks to holders of our Class A common stock or may not be in the best interests of holders of our Class A common stock.

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

We intend to continue to rely on some or all of these exemptions. While at the present time, a majority of our board of directors consists of independent directors and our compensation and nominating and corporate governance committees consist entirely of independent directors, that may not continue to be the case. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange.

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

As of March 31, 2023, 18,866,058 shares of our Class A common stock issuable upon conversion of outstanding Class B common stock (including restricted stock units) are eligible for sale, subject to certain restrictions under the Securities Act of 1933, as amended (the “Securities Act”).

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

Item 1B.    Unresolved Staff Comments

None.
Item 2.    Properties

Our headquarters is located in leased office space at 10250 Constellation Boulevard, Los Angeles, California 90067. We lease the space in the United States for our offices in Atlanta, Boston, Chicago, Dallas, Houston, McLean (Virginia), Miami, Minneapolis, New York City, and San Francisco; and internationally in Amsterdam, Antwerp, Beijing, Dubai, Frankfurt, Fukuoka, Gurugram, Ho Chi Minh City, Hong Kong, London, Madrid, Manchester, Milan, Mumbai, Munich, Nagoya, Osaka, Paris, São Paulo, Shanghai, Singapore, Stockholm, Sydney, Tel Aviv, Tokyo and Zurich.

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
As of May 23, 2023, there were approximately twenty-five holders of record of our Class A common stock and one holder of record of our Class B common stock. This does not include the number of shareholders that hold shares in "street-name" through banks or broker-dealers or through the HL Voting Trust.
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
Unregistered Sales of Equity Securities and Use of Proceeds
On January 12, 2023, the Company issued 11,258 shares of Class B common stock to certain former employees of a business acquired in 2019. The Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering and received no proceeds in connection with this issuance.
On February 8, 2023, the Company issued 76,817 restricted shares of the Company's Class B common stock in connection with the acquisition of Oakley Advisory Limited. The Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering and received no proceeds in connection with this issuance.
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

Stock Performance
The stock performance graph below compares the cumulative total stockholder return on our Class A common stock from March 29, 2018 through March 31, 2023, with that of the S&P 500 Index and the S&P 500 Financials Index. The graph assumes $100 was invested in each of our Class A common stock, the S&P 500 Index and the S&P 500 Financials Index on March 29, 2018. It also assumes that dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance. The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act except to the extent we specifically incorporate it by reference into such filing.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN HOULIHAN LOKEY, INC. CLASS A COMMON STOCK, S&P 500 INDEX AND S&P 500 FINANCIALS INDEX

425
400
375
350
325
300
275
250
225
200
175
150
125
100
75
50
25
0
03/29/18
06/29/18
09/28/18
12/31/18
03/29/19
06/28/19
09/30/19
12/31/19
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/30/22
03/31/23
Houlihan Lokey, Inc.
S&P 500 Index
S&P 500 Financials Index

Purchases of Equity Securities
The Company did not complete any share repurchases during the quarter ended March 31, 2023. As of March 31, 2023, the approximate dollar value of shares that may yet be purchased under the existing repurchase program is $482,657,397.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our historical financial statements and related notes included elsewhere in this Form 10-K. Actual results and the timing of events may differ significantly from those expressed or implied in any forward-looking statements due to a number of factors, including those set forth in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Form 10-K. For discussion related to changes in financial condition and the results of operations for fiscal year 2021-related items, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year 2022, which was filed with the Securities and Exchange Commission on May 27, 2022.
Executive Overview
Established in 1972, Houlihan Lokey is a leading global independent investment bank with expertise in mergers and acquisitions, capital markets, financial restructurings, and financial and valuation advisory. With offices in the United States, South America, Europe, the Middle East, and the Asia-Pacific region, the Company serves a diverse set of clients including corporations, financial sponsors and government agencies worldwide. Houlihan Lokey’s financial professionals deliver meaningful and differentiated advice to clients on strategy and financial decisions employing a rigorous analytical approach coupled with deep product and industry expertise.
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
As of March 31, 2023, we served our clients globally with 1,904 financial professionals, including 313 Managing Directors. We plan to continue to grow our firm across industry sectors, geographies and products to deliver quality advice and innovative solutions to our clients, both organically and through acquisitions. Acquisitions over the last several years include: Fidentiis Capital in November 2019, an independent advisory business providing corporate finance advisory services relating to mergers and acquisitions, capital raising, and financing; Freeman & Co. in December 2019, an independent advisory business providing mergers and acquisitions advisory, capital raising, and other investment banking advisory services for the financial services sector; MVP Capital, LLC, in August 2020, an independent advisory firm that provides a range of financial advisory services to clients in the technology, media, and telecommunications sectors; and in October 2021, GCA Corporation ("GCA"), a global technology-focused investment bank providing M&A advisory and capital markets advisory services in Europe, Japan/Asia, and the United States. The addition of GCA significantly increases the Company's position in the technology sector, which is critical to meeting the needs of our clients as technology increasingly touches every business sector. Most recently, the Company acquired Oakley Advisory in February 2023, further increasing our global coverage of the digital infrastructure sector and significantly augments the existing sector coverage in Europe.
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
Corporate expenses represent expenses that are not allocated to individual business segments such as office of the executives, accounting, information technology, legal and compliance, marketing, human capital, including related compensation expense for corporate employees.
Business Environment and Outlook
Economic and global financial conditions can materially affect our operational and financial performance. See “Risk Factors” for a discussion of some of the factors that can affect our performance.
Our fiscal year ends on March 31 of each year. For the fiscal year ended March 31, 2023, we earned revenues of $1.81 billion, a decrease of (20)% from the $2.27 billion earned during the fiscal year ended March 31, 2022. For our fiscal year ended March 31, 2022, revenues increased 49% over our fiscal year ended March 31, 2021 revenues of $1.53 billion.
For the fiscal years ended March 31, 2023, 2022, and 2021, we earned revenues of $520 million, $579 million, and $333 million, respectively, from our international operations.

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
Other (Income)/Expense, Net
Other (income)/expense, net includes (i) interest income earned on non-marketable and investment securities, cash and cash equivalents, loans receivable from affiliates, employee loans, and commercial paper, (ii) interest expense and fees on our HLI Line of Credit (defined herein), (iii) interest expense on the loan payable to affiliate, loans payable to former shareholders, and the loan payable to non-affiliates, (iv) equity income and/or gains or losses from funds and partnership interests where we have had more than a minor ownership interest or more than minor influence over operations, but do not have a controlling interest and are not the primary beneficiary, (v) gains and/or losses associated with the reduction/increase of earnout liabilities, and (vi) other miscellaneous non-operating expenses.
Results of Consolidated Operations
The following is a discussion of our results of operations for the years ended March 31, 2023 and 2022. For a more detailed discussion of the factors that affected the revenues and the operating expenses of our CF, FR, and FVA business segments in these periods, see "Business Segments" below.

	Year Ended March 31,		Change
($ in thousands)	2023	2022	'22-'23
Revenues	$1,809,447	$2,269,958	(20)%
Operating expenses:
Employee compensation and benefits	1,147,879	1,408,634	(19)%
Non-compensation expenses	319,830	248,460	29%
Total operating expenses	1,467,709	1,657,094	(11)%
Operating income	341,738	612,864	(44)%
Other (income)/expense, net	17,738	8,926	99%
Income before provision for income taxes	324,000	603,938	(46)%
Provision for income taxes	69,777	165,614	(58)%
Net income	254,223	438,324	(42)%
Net income attributable to noncontrolling interest	—	(573)	100%
Net income attributable to Houlihan Lokey, Inc.	$254,223	$437,751	(42)%

Year Ended March 31, 2023 versus March 31, 2022

Revenues were $1,809 million for the year ended March 31, 2023, compared with $2,270 million for the year ended March 31, 2022, representing a decrease of (20)%. The decrease in revenues was primarily attributable to a decrease in CF revenues as described in more detail below. For the year ended March 31, 2023, CF revenues decreased (29)%, FR revenues increased 1%, and FVA revenues increased 1% when compared with the year ended March 31, 2022.
Operating expenses were $1,468 million for the year ended March 31, 2023, compared with $1,657 million for the year ended March 31, 2022, a decrease of (11)%. Employee compensation and benefits expense, as a component of operating expenses, was $1,148 million for the year ended March 31, 2023, compared with $1,409 million for the year ended March 31, 2022, a decrease of (19)%. The decrease in employee compensation and benefits expense was primarily due to the decrease in revenues for the fiscal year. The Compensation Ratio was 63% and 62% for the years ended March 31, 2023 and 2022, respectively. Non-compensation expenses, as a component of operating expenses, were $320 million for the year ended March 31, 2023, compared with $248 million for the year ended March 31, 2022, an increase of 29%. The increase in non-compensation expenses was primarily a result of an increase in travel, meals, and entertainment expenses as employees continued to return to travel and an increase in other operating expenses.
Other (income)/expense, net increased to $17.7 million for the year ended March 31, 2023, compared with $8.9 million for the year ended March 31, 2022. The increase in other (income)/expense, net was primarily due to a $15 million accrual relating to an anticipated settlement with the SEC. On May 10, 2023 the staff of the SEC's Division of Enforcement proposed a potential settlement with the Company to resolve an investigation of the Company's compliance with records preservation requirements related to business communications sent over off-channel electronic messaging platforms. The Company has notified the SEC's Division of Enforcement of its present intention to agree to a settlement to resolve the investigation that includes a $15 million civil penalty. The potential settlement is subject to the negotiation of definitive documentation, which is expected to include terms consistent with previously announced settlements between other firms and the SEC, and any formal offer, proposed civil penalty, and additional terms submitted by the Company would be subject to approval by the Commission. As a result of the foregoing, the Company determined that it should recognize a $15 million accrual in other (income)/expense, net for the fourth fiscal quarter and fiscal year ended March 31, 2023 relating to the anticipated settlement with the SEC.
The provision for income taxes for the year ended March 31, 2023 was $69.8 million, which reflected an effective tax rate of 22%. The provision for income taxes for the year ended March 31, 2022 was $165.6 million, which reflected an effective tax rate of 27%. The decrease in the Company’s tax rate during the year ended March 31, 2023 relative to the year ended March 31, 2022 was primarily a result of increased stock compensation deductions, the release of the provision for an uncertain tax position as a result of the successful closure of a state audit and the release of a valuation allowance.

Business Segments
The following table presents revenues, expenses, and contributions from our continuing operations by business segment. The revenues by segment represents each segment's revenues, and the profit by segment represents profit for each segment before corporate expenses, Other (income)/expense, net, and income taxes.

	Year Ended March 31,		Change
($ in thousands)	2023	2022	22-'23
Revenues by segment
Corporate Finance	$1,127,126	$1,593,083	(29)%
Financial Restructuring	395,733	392,818	1%
Financial and Valuation Advisory	286,588	284,057	1%
Revenues	$1,809,447	$2,269,958	(20)%
Segment profit (1)
Corporate Finance	$354,075	$606,268	(42)%
Financial Restructuring	121,618	100,882	21%
Financial and Valuation Advisory	81,388	88,136	(8)%
Total segment profit	557,081	795,286	(30)%
Corporate expenses (2)	215,343	182,422	18%
Other (income)/expense, net	17,738	8,926	99%
Income before provision for income taxes	$324,000	$603,938	(46)%

Segment Metrics:
Number of Managing Directors
Corporate Finance	217	202	7%
Financial Restructuring	57	53	8%
Financial and Valuation Advisory	39	34	15%
Number of closed transactions/Fee Events (3)
Corporate Finance	503	600	(16)%
Financial Restructuring	106	90	18%
Financial and Valuation Advisory	2,257	2,183	3%
(1)We adjust the compensation expense for a business segment in situations where an employee residing in one business segment is performing work in another business segment where the revenues are accrued. Segment Profit may vary significantly between periods depending on the levels of collaboration among the different segments.
(2)Corporate expenses represent expenses that are not allocated to individual business segments such as office of the executives, accounting, information technology, legal and compliance, marketing, and human capital.
(3)Fee Events applicable to FVA only; a Fee Event includes any engagement that involves revenue activity during the measurement period with a revenue minimum of one thousand dollars. References to closed transactions should be understood to be the same as transactions that are “effectively closed” as described in Note 2 of our Consolidated Financial Statements.
Corporate Finance
Year Ended March 31, 2023 Compared to the Year Ended March 31, 2022
Revenues for CF were $1,127 million for the year ended March 31, 2023, compared with $1,593 million for the year ended March 31, 2022, representing a decrease of (29)%. The decrease in revenues was primarily a result of (i) a decrease in the average transaction fee on closed transactions and a decrease in the number of transactions that closed for the year ended March 31, 2023, compared with the year ended March 31, 2022. The decrease in the average transaction fee on closed transactions was driven by the size and timing of transactions that closed and does not represent a trend in the average fee on closed transactions.
Segment profit for CF was $354 million for the year ended March 31, 2023, compared with $606 million for the year ended March 31, 2022, representing a decrease of (42)%. The decrease in segment profit was primarily a result of lower revenues and higher non-compensation expenses for the year ended March 31, 2023, compared with the year ended March 31, 2022.

Financial Restructuring
Year Ended March 31, 2023 Compared to the Year Ended March 31, 2022
Revenues for FR were $396 million for the year ended March 31, 2023, compared with $393 million for the year ended March 31, 2022, representing an increase of 1%. The increase in revenues was primarily due to an increase in the number of closed transactions, partially offset by a decrease in the average transaction fee for the year ended March 31, 2023, compared with the year ended March 31, 2022. The decrease in the average transaction fee was driven by the size and timing of transactions that closed during the quarter, and does not represent a trend in the average fee on closed transactions. The increase in the number of closed transactions was driven by favorable market conditions for restructuring transactions.
Segment profit for FR was $122 million for the year ended March 31, 2023, compared with $101 million for the year ended March 31, 2022, an increase of 21%. The increase in segment profit was primarily a result of a decrease in compensation expenses, partially offset by a higher non-compensation expenses for the year ended March 31, 2023, compared with the year ended March 31, 2022.
Financial and Valuation Advisory
Year Ended March 31, 2023 Compared to the Year Ended March 31, 2022
Revenues for FVA were $287 million for the year ended March 31, 2023, compared with $284 million for the year ended March 31, 2022, representing an increase of 1%. The increase in revenues was primarily due to an increase in the number of fee events for the year ended March 31, 2023, compared with the year ended March 31, 2022.
Segment profit for FVA was $81 million for the year ended March 31, 2023, compared with $88 million for the year ended March 31, 2022, representing a decrease of (8)%. The decrease in segment profit was primarily a result of higher non-compensation expenses for the year ended March 31, 2023, compared with the year ended March 31, 2022.
Corporate Expenses
Year Ended March 31, 2023 Compared to the Year Ended March 31, 2022
Corporate expenses were $215 million for the year ended March 31, 2023, compared with $182 million for the year ended March 31, 2022, representing an increase of 18%. The increase in corporate expenses was primarily a result of higher compensation expenses for the year ended March 31, 2023, compared with the year ended March 31, 2022.
Liquidity and Capital Resources
Our current assets comprise cash and cash equivalents, investment securities, accounts receivable, and unbilled work in progress related to fees earned from providing advisory services. Our current liabilities include deferred income, accounts payable and accrued expenses, accrued salaries and bonuses, income taxes payable, and current portion of loan obligations.
Our cash and cash equivalents include cash held at banks. We maintain moderate levels of cash on hand in support of regulatory requirements for our registered broker-dealers. As of March 31, 2023 and 2022, we had $475 million and $477 million of cash in foreign subsidiaries, respectively. Our excess cash may be invested in short term investments, including treasury securities, commercial paper, certificates of deposit, and investment grade corporate debt securities. Please refer to Note 6 for further detail.
As of March 31, 2023 and 2022, our Cash and cash equivalents, Investment securities, and Restricted cash were as follows:

(In thousands)	March 31, 2023	March 31, 2022
Cash and cash equivalents	$714,439	$833,697
Investment securities	37,309	109,143
Total unrestricted cash and cash equivalents, including investment securities	751,748	942,840
Restricted cash (1)	373	373
Total cash, cash equivalents, and restricted cash, including investment securities	$752,121	$943,213
(1)Represents a deposit in support of a letter of credit issued for our Frankfurt office.

As of each fiscal year end, a material portion of our Cash and cash equivalents is reserved to cover accrued, but unpaid bonuses, that are paid the following May and November.

Our liquidity is highly dependent upon cash receipts from clients that are generally dependent upon the successful completion of transactions as well as the timing of receivables collections, which typically occur within 60 days of billing. As of March 31, 2023 and 2022, we had $182 million and $144 million of Accounts receivable, net of credit losses, respectively. As of March 31, 2023 and 2022, we had $115 million and $105 million of Unbilled work in progress, net of credit losses, respectively.

Subsequent to the end of fiscal 2023, our Board of Directors declared a quarterly cash dividend of $0.55 per share of common stock, payable on June 15, 2023 to shareholders of record as of the close of business on June 2, 2023.

Subsequent to the end of fiscal 2023, on May 10, 2023 the staff of the SEC's Division of Enforcement proposed a potential settlement with the Company to resolve an investigation of the Company's compliance with records preservation requirements related to business communications sent over electronic messaging channels that have not been approved by the Company. The Company has notified the SEC's Division of Enforcement of its present intention to agree to a settlement to resolve the investigation that includes a $15 million civil penalty. This is expected to be paid during the first quarter of fiscal 2024.

On August 23, 2019, the Company entered into a syndicated revolving line of credit with the Bank of America, N.A. and certain other financial institutions party thereto, which allows for borrowings of up to $100 million (and, subject to certain conditions, provides the Company with an uncommitted expansion option, which, if exercised in full, would provide for a total credit facility of $200 million), which was amended by a First Amendment to Credit Agreement dated as of August 2, 2022, and matures on August 23, 2025 (the "HLI Line of Credit"). As of March 31, 2023, no principal was outstanding under the HLI Line of Credit. Borrowings under the HLI Line of Credit bear interest at a floating rate, which can be either, at the Company’s option, (i) Term Secured Overnight Financing Rate (“SOFR”) plus a 0.10% SOFR adjustment plus a 1.00% margin or (ii) base rate, which is the highest of (a) the Federal Funds Rate plus one-half of one percent (0.50%), (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (c) Term SOFR plus a 0.10% SOFR adjustment. Commitment fees apply to unused amounts, and the HLI Line of Credit contains debt covenants which require that the Company maintain certain financial ratios. The loan agreement requires compliance with certain loan covenants including but not limited to the maintenance of minimum consolidated earnings before interest, taxes, depreciation and amortization of no less than $150 million as of the end of any quarterly 12-month period and certain leverage ratios including a consolidated leverage ratio of less than 2.00 to 1.00. As of March 31, 2023, we were, and expect to continue to be, in compliance with such covenants.

The majority of the Company's payment obligations and commitments pertain to routine operating leases. The Company also has various obligations relating to notes payable and contingent consideration issued in connection with businesses previously acquired (see Note 10 included in Part II, Item 8 of this Form 10-K).

In connection with certain acquisitions, certain employees may be entitled to deferred consideration, primarily in the form of retention payments, should certain service and/or performance conditions be met in the future. As a result of these conditions, such deferred consideration would be expensed as compensation in current and future periods and has been accrued as liabilities on the Consolidated Balance Sheets as of March 31, 2023 and 2022.

Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of our incentive compensation during the first and third quarters of each fiscal year. A summary of our operating, investing, and financing cash flows is as follows:

	Year Ended March 31,
(In thousands)	2023	2022
Operating activities:
Net income	$254,223	$438,324
Non-cash charges	250,560	115,902
Other operating activities	(368,510)	182,378
Net cash provided by operating activities	136,273	736,604
Net cash used in investing activities	(3,004)	(273,914)
Net cash used in financing activities	(240,462)	(459,060)
Effects of exchange rate changes on cash and cash equivalents	(12,065)	(16,784)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(119,258)	(13,154)
Cash, cash equivalents and restricted cash – beginning of period	834,070	847,224
Cash, cash equivalents and restricted cash – end of period	$714,812	$834,070

Year Ended March 31, 2023
Operating activities resulted in a net inflow of $136.3 million for the year ended March 31, 2023, primarily due to net income of $254.2 million and non-cash charges of $250.6 million, partially offset by a decrease in other operating activities of $(368.5) million. Investing activities resulted in a net outflow of $(3.0) million for the year ended March 31, 2023, primarily due to acquisitions of property and equipment, cash consideration used for the acquisition of Oakley Advisory, LLC, and purchases of investment securities, partially offset by the sale or maturity of investment securities. Financing activities resulted in a net outflow of $(240.5) million primarily due to dividends paid, share repurchases, and payments to settle employee tax obligations on share-based awards during the year ended March 31, 2023.

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
Exchange Rate Risk
The exchange rate of the U.S. dollar relative to the currencies in the non-U.S. countries in which we operate may have an effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities and, therefore, be reflected as a change in other comprehensive income. Our non-U.S. assets and liabilities that are sensitive to exchange rates consist primarily of trade payables and receivables, work in progress, and cash. For the years ended March 31, 2023, 2022, and 2021, the net impact of the fluctuation of foreign currencies in other comprehensive income within the Consolidated Statements of Comprehensive Income was $(19.5) million, $(23.2) million, and $22.9 million, respectively.
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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of March 31, 2023, we had one foreign currency forward contract between the euro and pound sterling with an aggregate notional value of €6.5 million. As of March 31, 2022, we had one foreign currency forward contract between the euro and pound sterling with an aggregate notional value of €15.7 million. The fair value of these foreign currency forward contracts represented a gain included in Other operating expenses of $35 thousand and $33 thousand during the year ended March 31, 2023 and March 31, 2022, respectively.
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

Item 8.    Financial Statements
HOULIHAN LOKEY, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors Houlihan Lokey, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Houlihan Lokey, Inc. and subsidiaries (the Company) as of March 31, 2023 and 2022, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 25, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Recognition of Revenue
As disclosed in Note 2 to the consolidated financial statements, the Company recognizes revenue from contracts with customers upon satisfaction of the performance obligation by transferring the promised service to the customers. A service is transferred to a customer when the customer obtains control of and derives benefit from that service. Revenues from Corporate Finance engagements primarily consist of fees generated in connection with advisory services related to mergers and acquisitions, capital markets, and other corporate finance transactions. Revenues from a Financial Restructuring engagement primarily consist of fees generated in connection with advisory services to debtors, creditors and other parties-in-interest involving recapitalization or deleveraging transactions implemented both through bankruptcy proceedings and through out-of-court exchanges, consent solicitations, or other mechanisms, as well as in distressed mergers and acquisitions and capital markets activities. Fees earned upon the successful completion of a Corporate Finance or Financial Restructuring transaction or engagement (“Completion Fees”) are recognized when the related transaction has been effectively closed. Effective closure of a transaction or engagement occurs when the Company has transferred control of the promised service, the customer obtains control, and the variable consideration constraint has been resolved. The Company recorded revenue of approximately $1.5 billion for Corporate Finance and Financial Restructuring for the year ended March 31, 2023.

We identified the evaluation of the revenue recognition related to uncollected Completion Fees of Corporate Finance and Financial Restructuring transaction and engagement fees as a critical audit matter because a high degree of auditor judgment was required in evaluating the effective closure of a transaction or engagement.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of the internal controls related to the Company’s uncollected transaction and engagement fee revenue recognition process, including controls related to the evaluation of the effective closure of transactions and resolution of the variable consideration constraints. For a sample of transactions, we tested the effective closure by comparing the transaction or engagement completion status to contract terms, using a combination of executed third party contracts and other relevant and reliable third-party information. In addition, we sent third-party confirmations to a sample of customers regarding the amount of uncollected Corporate Finance and Financial Restructuring Completion Fees as of March 31, 2023.
/s/ KPMG LLP
We have served as the Company’s auditor since 2006.
Los Angeles, California
May 25, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors Houlihan Lokey, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Houlihan Lokey, Inc. and subsidiaries' (the Company) internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2023 and 2022, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated May 25, 2023 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ KPMG LLP
Los Angeles, California
May 25, 2023

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data and par value)	March 31, 2023	March 31, 2022
Assets
Cash and cash equivalents	$714,439	$833,697
Restricted cash	373	373
Investment securities	37,309	109,143
Accounts receivable, net of allowance for credit losses of $8,773 and $8,954, respectively	182,029	144,029
Unbilled work in progress, net of allowance for credit losses of $5,622 and $4,320, respectively	115,045	104,751
Income taxes receivable	17,693	—
Deferred income taxes	104,941	95,278
Property and equipment, net	88,345	52,176
Operating lease right-of-use assets	333,877	171,942
Goodwill	1,087,784	1,070,442
Other intangible assets, net	203,370	247,333
Other assets	83,609	57,646
Total assets	$2,968,814	$2,886,810

Liabilities and Stockholders' Equity
Liabilities:
Accrued salaries and bonuses	765,877	953,604
Accounts payable and accrued expenses	113,421	126,190
Deferred income	40,695	28,753
Income taxes payable	—	61,266
Deferred income taxes	544	789
Loans payable to former shareholders	—	539
Operating lease liabilities	374,869	197,091
Other liabilities	60,111	74,873
Total liabilities	1,355,517	1,443,105

Commitments and contingencies (Note 17)

Stockholders' equity:
Class A common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 50,638,924 and 49,853,564 shares, respectively	51	50
Class B common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 18,048,345 and 17,649,555 shares, respectively	18	18
Additional paid-in capital	642,970	564,761
Retained earnings	1,033,072	922,223
Accumulated other comprehensive loss	(62,814)	(43,347)
Total stockholders' equity	1,613,297	1,443,705
Total liabilities and stockholders' equity	$2,968,814	$2,886,810
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
(In thousands, except share and per share data)	2023	2022	2021
Revenues	$1,809,447	$2,269,958	$1,525,452
Operating expenses:
Employee compensation and benefits	1,147,879	1,408,634	971,195
Travel, meals, and entertainment	51,082	22,465	6,527
Rent	55,838	47,747	39,233
Depreciation and amortization	58,221	48,537	15,228
Information technology and communications	54,125	41,714	31,646
Professional fees	32,940	38,349	24,681
Other operating expenses	67,624	49,648	28,785
Total operating expenses	1,467,709	1,657,094	1,117,295
Operating income	341,738	612,864	408,157
Other (income)/expense, net	17,738	8,926	(1,071)
Income before provision for income taxes	324,000	603,938	409,228
Provision for income taxes	69,777	165,614	96,457
Net income	254,223	438,324	312,771
Net income attributable to noncontrolling interest	—	(573)	—
Net income attributable to Houlihan Lokey, Inc.	254,223	437,751	312,771
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(19,467)	(23,171)	22,932
Comprehensive income attributable to Houlihan Lokey, Inc.	$234,756	$414,580	$335,703

Attributable to Houlihan Lokey, Inc. common stockholders:
Weighted average shares of common stock outstanding:
Basic	63,358,408	64,970,287	65,785,042
Fully diluted	67,586,263	68,259,708	68,671,248
Earnings per share (Note 13)
Basic	$4.01	$6.74	$4.75
Fully diluted	$3.76	$6.41	$4.55
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2020	46,178,633	$46	19,345,277	$19	$649,954	$377,471	$(43,108)	$984,382
Cumulative effect of the change in accounting principle related to credit losses, net of tax	—	—	—	—	—	(682)	—	(682)
Shares issued	3,000,000	3	1,612,091	2	223,168	—	—	223,173
Stock compensation vesting (Note 14)	—	—	—	—	50,152	—	—	50,152
Dividends	—	—	—	—	—	(89,464)	—	(89,464)
Conversion of Class B to Class A shares	3,650,053	4	(3,650,053)	(4)	—	—	—	—
Shares issued to non-employee directors (Note 14)	8,751	—	—	—	333	—	—	333
Other shares repurchased/forfeited	(1,591,995)	(2)	(355,619)	—	(120,034)	—	—	(120,036)
Net income	—	—	—	—	—	312,771	—	312,771
Change in unrealized translation	—	—	—	—	—	—	22,932	22,932
Total comprehensive income	—	—	—	—	—	312,771	22,932	335,703
Balances – March 31, 2021	51,245,442	$51	16,951,696	$17	$803,573	$600,096	$(20,176)	$1,383,561

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2021	51,245,442	$51	16,951,696	$17	$803,573	$600,096	$(20,176)	$1,383,561
Shares issued	—	—	3,107,424	3	14,182	—	—	14,185
Stock compensation vesting (Note 14)	—	—	—	—	84,320	—	—	84,320
Dividends	—	—	—	—	—	(115,624)	—	(115,624)
Conversion of Class B to Class A shares	1,874,009	2	(1,874,009)	(2)	—	—	—	—
Shares issued to non-employee directors (Note 14)	6,512	—	—	—	477	—	—	477
Other shares repurchased/forfeited	(3,272,399)	(3)	(535,556)	—	(337,791)	—	—	(337,794)
Net income	—	—	—	—	—	437,751	—	437,751
Change in unrealized translation	—	—	—	—	—	—	(23,171)	(23,171)
Total comprehensive income	—	—	—	—	—	437,751	(23,171)	414,580
Balances – March 31, 2022	49,853,564	$50	17,649,555	$18	$564,761	$922,223	$(43,347)	$1,443,705

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2022	49,853,564	$50	17,649,555	$18	$564,761	$922,223	$(43,347)	$1,443,705
Shares issued	—	—	2,485,582	2	16,773	—	—	16,775
Stock compensation vesting (Note 14)	—	—	—	—	151,769	—	—	151,769
Dividends	—	—	—	—	—	(143,374)	—	(143,374)
Conversion of Class B to Class A shares	1,455,908	1	(1,455,908)	(1)	—	—	—	—
Shares issued to non-employee directors (Note 14)	6,739	—	—	—	570	—	—	570
Other shares repurchased/forfeited	(677,287)	—	(630,884)	(1)	(90,903)	—	—	(90,904)
Net income	—	—	—	—	—	254,223	—	254,223
Change in unrealized translation	—	—	—	—	—	—	(19,467)	(19,467)
Total comprehensive income	—	—	—	—	—	254,223	(19,467)	234,756
Balances – March 31, 2023	50,638,924	$51	18,048,345	$18	$642,970	$1,033,072	$(62,814)	$1,613,297

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(In thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$254,223	$438,324	$312,771
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(3,446)	(71,068)	(21,237)
Provision for bad debts, net	6,429	3,718	7,290
Unrealized (gains)/losses on investment securities	3,680	4,228	(99)
Non-cash lease expense	26,609	31,508	22,756
Depreciation and amortization	58,221	48,537	15,228
Contingent consideration valuation	2,131	7,104	478
Compensation expense — equity and liability classified share awards (Note 14)	156,936	91,875	62,421
Changes in operating assets and liabilities:
Accounts receivable	(37,742)	14,128	(32,965)
Unbilled work in progress	(11,596)	18,036	(78,526)
Other assets	(25,958)	14,895	(11,579)
Accrued salaries and bonuses	(189,534)	150,721	228,546
Accounts payable and accrued expenses and other	(32,014)	(9,955)	535
Deferred income	11,943	807	991
Income taxes payable	(83,609)	(6,254)	73,227
Net cash provided by operating activities	136,273	736,604	579,837

Cash flows from investing activities:
Purchases of investment securities	(19,230)	(101,562)	(391,555)
Sales or maturities of investment securities	87,384	197,324	318,425
Acquisition of business, net of cash acquired	(20,427)	(360,996)	(12,470)
Purchase of property and equipment, net	(50,731)	(8,680)	(14,148)
Net cash used in investing activities	(3,004)	(273,914)	(99,748)

Cash flows from financing activities:
Dividends paid	(140,384)	(114,806)	(92,006)
Share repurchases	(48,659)	(304,793)	(102,224)
Payments to settle employee tax obligations on share-based awards	(42,283)	(33,741)	(17,810)
Proceeds from issuance of Class A shares	—	—	189,060
Earnouts paid	(6,679)	(5,917)	—
Loans payable to former shareholders redeemed	(539)	(280)	(575)
Repayments of loans to non-affiliates	(2,488)	—	(3,601)
Other financing activities	570	477	333
Net cash used in financing activities	(240,462)	(459,060)	(26,823)
Effects of exchange rate changes on cash and cash equivalents	(12,065)	(16,784)	13,212
Net increase/(decrease) in cash, cash equivalents, and restricted cash	(119,258)	(13,154)	466,478
Cash, cash equivalents and restricted cash – beginning of period	834,070	847,224	380,746
Cash, cash equivalents and restricted cash – end of period	$714,812	$834,070	$847,224

Supplemental disclosures of non-cash activities:
Shares issued via vesting of liability classified awards	$5,955	$4,270	$7,511
Shares issued as consideration for acquisitions	7,238	2,000	1,050
Cash acquired through acquisitions	$11,933	$244,162	$88
Cash paid during the year:
Interest	$5,904	$1,000	$989
Taxes, net of refunds	156,786	242,031	44,202

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

The Company offers financial services and financial advice to a broad clientele located through more than thirty offices in the United States of America, South America, Europe, the Middle East, and the Asia-Pacific region. Together, the Company and its subsidiaries form an organization that provides financial services to meet a wide variety of client needs. The Company concentrates its efforts toward the earning of professional fees with focused services across the following three business segments:

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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of March 31, 2023, we had one foreign currency forward contract between the euro and pound sterling with an aggregate notional value of €6.5 million. As of March 31, 2022, we had one foreign currency forward contract between the euro and pound sterling with an aggregate notional value of €15.7 million. The fair value of these foreign currency forward contracts represented a gain included in Other operating expenses of $35 and $33 during the year ended March 31, 2023 and March 31, 2022, respectively.

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

The carrying value of the loans to employees included in Other assets and Loans payable to former shareholders, which are included in Loan payable to non-affiliate, approximate fair value due to the variable interest rate borne by those instruments.

Cash and Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash held at banks and highly liquid investments with original maturities of three months or less. As of March 31, 2023 and 2022, the Company had cash balances with banks in excess of insured limits. The Company believes it is not exposed to any significant credit risk with respect to Cash and cash equivalents.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
The following table provides a reconciliation of Cash and cash equivalents, and Restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	March 31, 2023	March 31, 2022
Cash and cash equivalents	$714,439	$833,697
Restricted cash (1)	373	373
Total cash, cash equivalents, and restricted cash	$714,812	$834,070
(1)Restricted cash as of March 31, 2023 and March 31, 2022 consisted of a cash deposit in support of a letter of credit issued for our Frankfurt office.

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
Goodwill is reviewed annually during the fourth quarter for impairment and more frequently if potential impairment indicators exist. Goodwill is reviewed for impairment in accordance with ASC Topic 350, Intangibles – Goodwill and Other, as amended by Accounting Standards Update ("ASU") No. 2017-04, Simplifying the Test for Goodwill Impairment, which permits management to perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit is less than its corresponding carrying value. If management determines the reporting unit's fair value is more likely than not less than its carrying value, a quantitative analysis will be performed to compare the fair value of the reporting unit with its corresponding carrying value. If the conclusion of the quantitative analysis is that the fair value is in fact less than the carrying value, management will recognize a goodwill impairment charge for the amount by which the reporting unit’s carrying value exceeds its fair value. Impairment testing of goodwill requires a significant amount of judgment in assessing both qualitative factors and if necessary, quantitative factors used to estimate the fair value of the reporting unit. As of March 31, 2023, management concluded that it was not more likely than not that the Company’s reporting units’ fair value was less than their carrying amount and no further quantitative impairment testing had been considered necessary.
Indefinite-lived intangible assets are reviewed annually for impairment in accordance with ASU 2012-02, Testing Indefinite-lived Intangible Assets for Impairment, which provides management the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. As of March 31, 2023, management concluded that it was not more likely than not that the fair values were less than the carrying values.
Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group (inclusive of other long-lived assets) be tested for possible impairment, management first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of March 31, 2023, no events or changes in circumstances were identified that indicated that the carrying amount of the finite-lived intangible assets were not recoverable.

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

The change in the Company’s contract assets and liabilities during the period primarily reflects the timing difference between the Company’s performance and the customer’s payment. The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	March 31, 2023	March 31, 2022
Receivables, net (1)	$175,023	$139,680
Unbilled work in progress, net of allowance for credit losses	115,045	104,751
Contract Assets (1)	7,006	4,349
Contract Liabilities (2)	40,695	28,753
(1)Included within Accounts receivable, net of allowance for credit losses in the Consolidated Balance Sheets.
(2)Included within Deferred income in the Consolidated Balance Sheets.

During the years ended March 31, 2023 and 2022, $16.8 million and $19.7 million of revenues, respectively, were recognized that were included in the Deferred income balance at the beginning of the period.

As a practical expedient, the Company does not disclose information about remaining performance obligations pertaining to (i) contracts that have an original expected duration of one year or less and/or (ii) contracts where the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that is or forms part of a single performance obligation. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at March 31, 2023.
Note 4 — Related Party Transactions
The Company has historically provided financial advisory services to its affiliates and certain other related parties, and received fees for these services totaling approximately $284, $0, and $2,875 during the years ended March 31, 2023, 2022, and 2021, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Other assets in the accompanying Consolidated Balance Sheets includes loans receivable from certain employees of $28,869 and $17,100 as of March 31, 2023 and 2022, respectively.
Note 5 — Fair Value Measurements
The following table presents information about the Company's financial assets, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	March 31, 2023
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$23,617	$—	$23,617
U.S. treasury securities	—	12,990	—	12,990
Common stock	184	—	—	184
Certificates of deposit	—	518	—	518
Total asset measured at fair value	$184	$37,125	$—	$37,309

	March 31, 2022
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$87,074	$—	$87,074
U.S. treasury securities	—	17,662	—	17,662
Certificates of deposit	—	516	—	516
Total asset measured at fair value (1)	$—	$105,252	$—	$105,252
(1) Included within Investment securities in the Consolidated Balance Sheets.

The Company had no transfers between fair value levels during the years ended March 31, 2023 and March 31, 2022.

Note 6 — Investment Securities
The amortized cost and gross unrealized gains (losses) of marketable investment securities accounted under the fair value method were as follows:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$24,936	$6	$(1,325)	$23,617
U.S. treasury securities	13,400	15	(425)	12,990
Common stock	768	—	(584)	184
Certificates of deposit	518	—	—	518
Total securities with unrealized gains/(losses)	$39,622	$21	$(2,334)	$37,309

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value (1)
Corporate debt securities	$88,475	$2	$(1,403)	$87,074
U.S. treasury securities	17,891	—	(229)	17,662
Certificates of deposit	516	—	—	516
Total securities with unrealized gains/(losses)	$106,882	$2	$(1,632)	$105,252
(1)Included within Investment securities in the Consolidated Balance Sheets.
Scheduled maturities of the securities held by the Company included within the investment securities portfolio were as follows:

	March 31, 2023		March 31, 2022
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$6,243	$6,254	$72,963	$72,950
Due within years two through five	33,379	31,055	33,919	32,302
Total debt within the investment securities portfolio	$39,622	$37,309	$106,882	$105,252
Note 7 — Allowance for Credit Losses
The following table presents information about the Company's allowance for credit losses:

	March 31, 2023	March 31, 2022
Beginning balance	$13,274	$11,782
Provision for bad debt, net	6,429	3,718
Recovery/(write-off) of uncollectible accounts, net	(5,308)	(2,226)
Ending balance	$14,395	$13,274
Note 8 — Property and Equipment
Property and equipment, net of accumulated depreciation consists of the following:

	Useful Lives	March 31, 2023	March 31, 2022
Equipment	5 years	$10,178	$9,692
Furniture and fixtures	5 years	19,508	22,704
Leasehold improvements	10 years	107,156	59,462
Computers and software	3 years	12,086	14,308
Other	Various	7,411	7,476
Total cost		156,339	113,642
Less: accumulated depreciation		(67,994)	(61,466)
Total net book value		$88,345	$52,176
Additions to property and equipment during the years ended March 31, 2023 and March 31, 2022 were primarily related to leasehold improvement costs incurred.
Depreciation expense of $13,250, $14,600, and $11,068 was recognized during the years ended March 31, 2023, 2022, and 2021, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Note 9 — Goodwill and Other Intangible Assets
The following table provides a reconciliation of Goodwill and other intangibles, net reported on the Consolidated Balance Sheets.

	Useful Lives	March 31, 2023	March 31, 2022
Goodwill	Indefinite	$1,087,784	$1,070,442
Tradename-Houlihan Lokey	Indefinite	192,210	192,210
Other intangible assets	Varies	93,917	92,941
Total cost		1,373,911	1,355,593
Less: accumulated amortization		(82,757)	(37,818)
Goodwill and other intangibles, net		$1,291,154	$1,317,775
Amortization expense of approximately $44,971, $33,937, and $4,161 was recognized for finite-lived intangible assets for the years ended March 31, 2023, 2022, and 2021, respectively.

The estimated future amortization for finite-lived intangible assets for each of the next five years and thereafter are as follows:

Year Ended March 31,
2024	$9,145
2025	1,712
2026	—
2027	—
2028 and thereafter	—

Goodwill attributable to the Company’s business segments is as follows:

	April 1, 2022	Change (1)	March 31, 2023
Corporate Finance	$815,912	$17,342	$833,254
Financial Restructuring	162,815	—	162,815
Financial and Valuation Advisory	91,715	—	91,715
Goodwill	$1,070,442	$17,342	$1,087,784
(1)Changes pertain primarily to the acquisition of Oakley Advisory Limited.
Note 10 — Loans Payable
On August 23, 2019, the Company entered into a syndicated revolving line of credit with Bank of America, N.A. and certain other financial institutions party thereto, which was amended by the First Amendment to Credit Agreement dated as of August 2, 2022 (the "HLI Line of Credit"), which allows for borrowings of up to $100.0 million (and, subject to certain conditions, provides the Company with an uncommitted expansion option, which, if exercised in full, would provide for a total credit facility of $200.0 million) and matures on August 23, 2025 (or if such date is not a business day, the immediately preceding business day). Borrowings under the HLI Line of Credit bear interest at a floating rate, which can be either, at the Company's option, (i) Term Secured Overnight Financing Rate ("SOFR") plus a 0.10% SOFR adjustment plus a 1.00% margin or (ii) base rate, which is the highest of (a) the Federal Funds Rate plus one-half of one percent (0.50%), (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (c) Term SOFR plus a 0.10% SOFR adjustment. Commitment fees apply to unused amounts, and the HLI Line of Credit contains debt covenants which require that the Company maintain certain financial ratios. As of March 31, 2023 and 2022, no principal was outstanding under the HLI Line of Credit.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
In April 2018, the Company acquired Quayle Munro Limited. Total consideration included non-interest bearing unsecured convertible loans totaling GBP10.5 million payable on May 31, 2022, which was extinguished during the three months ended June 30, 2022. The Company incurred imputed interest expense on these notes of $22, $162, and $288 for the years ended March 31, 2023, 2022, and 2021, respectively.
In May 2018, the Company acquired BearTooth Advisors. Total consideration included an unsecured note of $2.8 million bearing interest at an annual rate of 2.88% and payable on May 21, 2048. This note was subsequently assigned by the seller to the former BearTooth principals (who became employees of the Company), and, under certain circumstances, is convertible into Company Class B common stock after the fifth anniversary of the closing of the transaction. The Company incurred interest expense on this note of $18, $105, and $105 for the years ended March 31, 2023, 2022, and 2021, respectively.
In December 2019, the Company acquired Freeman & Co. Total consideration included an unsecured note of $4.0 million bearing interest at an annual rate of 2.75% and payable on December 16, 2049. The note issued by the Company to the seller was distributed to the former principals of Freeman & Co. (who became employees of the Company). Under certain circumstances, the note may be exchanged by each principal for Company Class B common stock over a four-year period in equal annual installments starting in December, 2020. The Company incurred interest expense on this note of $81, $79, and $103 for the years ended March 31, 2023, 2022, and 2021, respectively.
In August 2020, the Company acquired MVP Capital, LLC ("MVP"). Total consideration included an unsecured non-interest bearing note of $4.5 million payable August 14, 2050. The note was issued by the Company to the former principals and sellers of MVP (who became employees of the Company). Under certain circumstances, the note may be exchanged by each seller for a combination of cash and Company Class B common stock over a three-year period in equal annual installments starting in August 2021. Contingent consideration was also issued in connection with the acquisition of MVP, which had a fair value of $12.9 million and $20.3 million as of March 31, 2023 and March 31, 2022, respectively, which is included in Other liabilities in our Consolidated Balance Sheets.
In July 2021, the Company acquired Baylor Klein, Ltd ("BK"). Contingent consideration was issued in connection with the acquisition of BK, which had a fair value of $18.1 million and $17.6 million as of March 31, 2023 and March 31, 2022, respectively, which is included in Other Liabilities in our Consolidated Balance Sheet.
Note 11 — Accumulated Other Comprehensive (Loss)
Accumulated other comprehensive (loss) is comprised of Foreign currency translation adjustments of $(19,467) and $(23,171) for the years ended March 31, 2023 and 2022, respectively. We do not expect the change in foreign currency translation to have a material impact on our operating results and financial position.
Accumulated other comprehensive (loss) as of March 31, 2023, 2022, and 2021, was comprised of the following:

Total
Balance, March 31, 2021	$(20,176)
Foreign currency translation adjustments	(23,171)
Balance, March 31, 2022	(43,347)
Foreign currency translation adjustments	(19,467)
Balance, March 31, 2023	$(62,814)

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Note 12 — Income Taxes
The Company’s provision for income taxes was $69,777, $165,614, and $96,457, for the years ended March 31, 2023, 2022, and 2021, respectively. This represents effective tax rates of 21.5%, 27.4%, and 23.6% for the years ended March 31, 2023, 2022, and 2021, respectively.

The provision (benefit) for income taxes on operations for the years ended March 31, 2023, 2022, and 2021 is comprised of the following approximate values:

	Year Ended March 31,
	2023	2022	2021
Current:
Federal	$66,529	$134,054	$71,832
State and local	4,819	58,568	27,230
Foreign	1,875	44,060	18,632
Subtotal	73,223	236,682	117,694
Deferred:
Federal	1,605	(52,088)	(16,244)
State and local	1,092	(18,348)	(4,543)
Foreign	(6,143)	(632)	(450)
Subtotal	(3,446)	(71,068)	(21,237)
Total	$69,777	$165,614	$96,457

The provision for income taxes on operations for the years ended March 31, 2023, 2022, and 2021 is reconciled to the income taxes computed at the statutory federal income tax rate (computed by applying the federal corporate rate of 21% to consolidated operating income before provision for income taxes) as follows:

	Year Ended March 31,
	2023		2022		2021
Federal income tax provision computed at statutory rate	$68,040	21.0%	$126,826	21.0%	$85,937	21.0%
State and local taxes, net of federal tax effect	16,609	5.1%	31,559	5.2%	18,877	4.6%
Tax impact from foreign operations	(5,040)	(1.5)%	3,990	0.7%	(1,036)	(0.2)%
Nondeductible expenses	9,396	2.9%	10,654	1.8%	6,004	1.5%
Stock compensation	(8,044)	(2.5)%	(7,421)	(1.2)%	(13,349)	(3.3)%
Uncertain tax positions, true-up items, and other	(11,184)	(3.5)%	6	—%	24	—%
Total	$69,777	21.5%	$165,614	27.4%	$96,457	23.6%

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Deferred income taxes arise principally from temporary differences between book and tax recognition of income, expenses, and losses relating to financing and other transactions. The deferred income taxes on the accompanying Consolidated Balance Sheets as of March 31, 2023 and March 31, 2022, comprise the following:

	March 31, 2023	March 31, 2022
Deferred tax assets:
Deferred compensation expense/accrued bonus	$115,584	$126,249
Allowance for credit losses	1,641	1,612
Accounts receivable and work in progress	9,978	6,814
US foreign tax credits	2,443	2,400
Operating lease liabilities	81,153	25,947
Non US	31,557	32,374
Other, net	8,735	10,925
Total deferred tax assets	251,091	206,321
Deferred tax asset valuation allowance	(3,376)	(9,234)
Total deferred tax assets	247,715	197,087
Deferred tax liabilities:
Intangibles	(70,657)	(72,983)
Operating lease right-of-use assets	(72,218)	(21,907)
Other, net	(443)	(7,707)
Total deferred tax liabilities	(143,318)	(102,597)
Net deferred tax assets	$104,397	$94,490

The Company has various state and foreign net operating losses totaling $41,720. If not utilized, the state net operating loss carryforwards will begin to expire in five years and foreign net operating loss carryforwards will begin to expire in nine years, although in certain jurisdictions these attributes do not expire. A valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company has determined that deferred tax assets related to US foreign tax credits and certain foreign deferred tax assets are not likely to be realized. The Company’s credit carryforwards as of March 31, 2023 were primarily driven as a result of U.S. Tax Reform. The Company assessed the realizability of these foreign tax credits based on currently enacted and proposed legislation issued by the U.S. Department of Treasury and the Internal Revenue Service, and recorded a full valuation allowance of $2,443 and $2,400 against these assets for March 31, 2023 and 2022, respectively. The Company does not expect to utilize these foreign tax credits in the future as the Company does not currently project future foreign source income. These foreign tax credits will expire in various years through 2030. In addition, certain deferred tax assets related to tax deductible goodwill from previous acquisitions and net operating losses generated from these deductions were not more likely than not realizable; therefore, the Company maintained valuation allowances for March 31, 2023 and 2022 of $933 and $6,834, respectively. The change in the total valuation allowance was a decrease of $5,858 and a decrease of $549 during the years ended March 31, 2023 and March 31, 2022, respectively.

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

We continue to expect that the remaining balance of our undistributed foreign earnings will be indefinitely reinvested. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to additional foreign withholding taxes and U.S. state income taxes. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
As of March 31, 2023 and March 31, 2022, the Company had recorded liabilities for interest and penalties related to uncertain tax positions in the amounts of $1,023 and $1,228, respectively. Unrecognized tax positions totaled $14,825 and $18,654 as of March 31, 2023 and March 31, 2022, respectively. If the income tax impacts from these tax positions are ultimately realized, such realization would affect the income tax provision and effective tax rate.

A reconciliation of the unrecognized tax position as of March 31, 2023 and March 31, 2022 is as follows:

	March 31, 2023	March 31, 2022
Unrecognized tax position at the beginning of the year	$18,654	$14,666
Increase related to prior year tax positions	4,102	10,054
Decrease related to prior year tax positions	(7,931)	(6,395)
Increase related to tax positions taken in the current year	—	329
Unrecognized tax position at the end of the year	$14,825	$18,654

The Company believes that it is reasonably possible that a decrease of up to $4.1 million in gross unrecognized income tax positions for federal and state items may be necessary within the next 12 months. For the remaining uncertain income tax positions, it is difficult at this time to estimate the timing of the resolution.

The Company files consolidated federal income tax returns, as well as consolidated and separate returns in state and local jurisdictions. As of March 31, 2023, all of the federal income tax returns filed since 2020 by the Company are still subject to adjustment upon audit. The Company also files combined and separate income tax returns in many states, which are also open to adjustment. The Company is currently under New York City audit for the years ended March 31, 2016, March 31, 2017, and March 31, 2018.
Note 13 — Earnings Per Share
The calculations of basic and diluted earnings per share attributable to holders of shares of common stock are presented below.

	Year Ended March 31,
	2023	2022	2021
Numerator:
Net income attributable to Houlihan Lokey, Inc.	$254,223	$437,751	$312,771
Denominator:
Weighted average shares of common stock outstanding — basic	63,358,408	64,970,287	65,785,042
Weighted average number of incremental shares pertaining to unvested restricted-stock and issuable in respect of unvested restricted stock units, as-calculated using the treasury stock method	4,227,855	3,289,421	2,886,206
Weighted average shares of common stock outstanding — diluted	67,586,263	68,259,708	68,671,248

Basic earnings per share	$4.01	$6.74	$4.75
Diluted earnings per share	$3.76	$6.41	$4.55

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Note 14 — Employee Benefit Plans
Defined Contribution Plans
The Company sponsors a 401(k) defined contribution savings plan for its domestic employees and defined contribution retirement plans for its international employees. The Company contributed $10,640, $5,294, and $4,519 to these plans during the years ended March 31, 2023, 2022, and 2021, respectively.
Share-Based Incentive Plans
Following the IPO, additional awards of restricted shares and restricted stock units have been and will be made under the Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan (the "2016 Incentive Plan"), which became effective in August 2015 and was amended in October 2017. Under the 2016 Incentive Plan, it is anticipated that the Company will continue to grant cash and equity-based incentive awards to eligible service providers in order to attract, motivate, and retain the talent necessary to operate the Company's business. Equity-based incentive awards issued under the 2016 Incentive Plan generally vest over a four-year period. Restricted shares of Class A common stock were granted under the 2016 Incentive Plan to (i) four independent directors in the first quarter of fiscal 2021 at $60.60 per share, (iv) two independent directors in the third quarter of fiscal 2021 at $63.01 per share, (iii) six independent directors in the first quarter of fiscal 2022 at $73.19 per share, and (iv) six independent directors in the first quarter of fiscal 2023 at $84.55.
An excess tax benefit of $8,044 and $7,421 was recognized during the years ended March 31, 2023 and 2022, respectively, as a component of the provision for income taxes and an operating activity on the Consolidated Statements of Cash Flows. The Company recorded cash outflows of $(42,283), $(33,741), and $(17,810) related to the settlement of share-based awards in satisfaction of withholding tax requirements in financing activities on the Consolidated Statements of Cash Flows for the years ended March 31, 2023, 2022, and 2021, respectively.
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
The share awards are classified as equity awards at the time of grant unless the number of shares granted is unknown. Awards that are settleable in shares based upon a future determinable stock price are classified as liabilities until the price is established and the resulting number of shares is known, at which time they are re-classified from liabilities to equity awards. Activity in equity classified share awards that relate to the Company's 2006 Incentive Award Plan (the "2006 Incentive Plan") and the 2016 Incentive Plan during the years ended March 31, 2023, 2022, and 2021, is as follows:

Unvested Share Awards	Shares	Weighted Average Grant Date Fair Value
Balance, April 1, 2020	3,539,047	$39.13
Granted	1,044,741	60.60
Vested	(1,770,294)	32.36
Shares repurchased/forfeited	(68,889)	50.87
Balance, March 31, 2021	2,744,605	51.37
Granted	2,689,459	82.45
Vested	(1,039,535)	47.77
Shares repurchased/forfeited	(80,154)	61.14
Balance, March 31, 2022	4,314,375	71.42
Granted	2,266,088	84.78
Vested	(1,175,311)	59.77
Shares repurchased/forfeited	(123,373)	79.00
Balance, March 31, 2023	5,281,779	$79.57

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Activity in liability classified share awards during the years ended March 31, 2023, 2022, and 2021 is as follows:

Awards Settleable in Shares	Fair Value
Balance, April 1, 2020	$20,989
Offer to grant	5,189
Share price determined-converted to cash payments	(249)
Share price determined-transferred to equity grants (1)	(7,223)
Forfeited	(1,756)
Balance, March 31, 2021	16,950
Offer to grant	4,344
Share price determined-converted to cash payments	(2,676)
Share price determined-transferred to equity grants (1)	(4,269)
Forfeited	—
Balance, March 31, 2022	14,349
Offer to grant	5,318
Share price determined-converted to cash payments	(2,664)
Share price determined-transferred to equity grants (1)	(3,411)
Forfeited	(1,621)
Balance, March 31, 2023	$11,971
(1)46,430, 57,721, and 121,075 shares for the years ended March 31, 2023, 2022, and 2021, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)

The following table summarizes the activity of our RSUs for the years ended March 31, 2022, 2021, and 2020, respectively.

Restricted Stock Units	RSUs	Weighted Average Grant Date Fair Value
RSUs as of April 1, 2020	21,953	$47.22
Issued	25,658	60.60
Forfeitures	(3,191)	52.97
Vested	(5,945)	47.81
RSUs as of March 31, 2021	38,475	55.57
Issued	1,014,641	96.20
Forfeitures	(2,159)	66.32
Vested	(12,454)	53.80
RSUs as of March 31, 2022	1,038,503	95.27
Issued	50,556	84.55
Forfeitures	(14,275)	96.82
Vested	(24,138)	63.75
RSUs as of March 31, 2023	1,050,646	$95.46

Compensation expenses for the Company associated with both equity and liability classified awards totaled $156,936, $91,875, and $62,421 for the years ended March 31, 2023, 2022, and 2021, respectively. As of March 31, 2023 and March 31, 2022 there was $367,607 and $308,144, respectively, of total unrecognized compensation cost related to unvested share awards granted under the 2016 Incentive Plan. These costs are recognized over a weighted average period of 2.3 years and 1.7 years, as of March 31, 2023 and March 31, 2022, respectively.
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
Class A common stock
During the year ended March 31, 2023, the Company issued 6,739 shares to non-employee directors, and 1,455,908 shares were converted from Class B to Class A. During the year ended March 31, 2022, the Company issued 6,512 shares to non-employee directors, and 1,874,009 shares were converted from Class B to Class A. As of March 31, 2023, there were 50,580,598 Class A shares held by the public and 58,326 Class A shares held by non-employee directors. As of March 31, 2022, there were 49,801,577 Class A shares held by the public and 51,987 Class A shares held by non-employee directors.

Class B common stock
As of March 31, 2023, there were 18,048,345 Class B shares held by the HL Voting Trust. As of March 31, 2022, there were 17,649,555 Class B shares held by the HL Voting Trust.

Dividends
Previously declared dividends related to unvested shares of $18,608 and $9,312 were unpaid as of March 31, 2023 and 2022, respectively.
Stock subscriptions receivable
Employees of the Company periodically issued notes receivable to the Company documenting loans made by the Company to such employees for the purchase of restricted shares of the Company.
Share repurchases
In April 2022, the board of directors authorized an increase to the existing July 2021 share repurchase program, which provides for share repurchases of a new aggregate amount of up to $500.0 million of the Company's Class A common stock and Class B common stock. As of March 31, 2023, shares with a value of $482.7 million remained available for purchase under the program.

During the years ended March 31, 2023, 2022, and 2021, the Company repurchased 507,511, 455,402, and 286,730 shares, respectively, of Class B common stock, to satisfy $42,283, $33,700, and $17,810 of required withholding taxes in connection with the vesting of restricted awards, respectively. During the years ended March 31, 2023, 2022, and 2021, the Company repurchased an additional 677,287, 3,272,399, and 1,591,995 shares of its outstanding common stock, respectively, at a weighted average price of $85.74, $94.35, and $64.18 per share, excluding commissions, for an aggregate purchase price of $58,073, $308,746, and $102,173, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Note 16 — Leases
Lessee Arrangements
Operating Leases

We lease real estate and equipment used in operations from third parties. As of March 31, 2023, the remaining term of our operating leases ranged from 1 to 17 years with various automatic extensions.
The following table outlines the maturity of our existing operating lease liabilities on a fiscal year-end basis as of March 31, 2023.

Maturity of Operating Leases

Operating Leases
2024	$31,617
2025	49,298
2026	47,968
2027	44,337
2028	43,370
2029 and thereafter	290,203
Total	506,793
Less: present value discount	(131,924)
Operating lease liabilities	$374,869
As of March 31, 2023, the Company entered into an operating lease for additional office space that has not yet commenced, for approximately $6.3 million. This operating lease will commence during fiscal year 2024 with a lease term of 10 years.

Lease costs

	March 31, 2023	March 31, 2022
Operating lease expense	$37,490	$37,299
Variable lease expense (1)	18,556	10,252
Short-term lease expense	182	214
Less: Sublease income	(390)	(18)
Total lease costs	$55,838	$47,747
(1)Primarily consists of payments for property taxes, common area maintenance and usage based operating costs.

Weighted-average details

	March 31, 2023	March 31, 2022
Weighted-average remaining lease term (years)	12	9
Weighted-average discount rate	4.7%	3.4%

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Supplemental cash flow information related to leases:

	March 31, 2023	March 31, 2022
Operating cash flows:
Cash paid for amounts included in the measurement of Operating lease liabilities	$37,233	$32,947

Non-cash activity:
Operating lease right-of-use assets obtained in exchange of operating lease liabilities	$194,656	$32,377
Change in Operating lease right-of-use assets due to remeasurement	(11,799)	5,200
Note 17 — Commitments and Contingencies
The Company has been named in various legal actions arising in the normal course of business. In the opinion of the Company, in consultation with legal counsel, the final resolutions of these matters are not expected to have a material adverse effect on the Company’s financial condition, operations and cash flows. Our obligation under the loan payable to affiliate is subordinated to our obligations under the 2019 Line of Credit. The Company also provides routine indemnifications relating to certain real estate (office) lease agreements under which it may be required to indemnify property owners for claims and other liabilities arising from the Company’s use of the applicable premises. In addition, the Company guarantees the performance of its subsidiaries under certain office lease agreements. The terms of these obligations vary, and because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the maximum amount that it could be obligated to pay under such contracts. Based on historical experience and evaluation of specific indemnities, management believes that judgments, if any, against the Company related to such matters are not likely to have a material effect on the consolidated financial statements. Accordingly, the Company has not recorded any liability for these obligations as of March 31, 2023 or March 31, 2022.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Note 18 — Segment and Geographical Information
The Company’s reportable segments are described in Note 1 and each are individually managed and provide separate services that require specialized expertise for the provision of those services. Revenues by segment represent fees earned on the various services offered within each segment. Segment profit consists of segment revenues, less (1) direct expenses including compensation, travel, meals and entertainment, professional fees, and bad debt and (2) expenses allocated by headcount such as communications, rent, depreciation and amortization, and office expense. The corporate expense category includes costs not allocated to individual segments, including charges related to incentive compensation and share-based payments to corporate employees, as well as expenses of senior management and corporate departmental functions managed on a worldwide basis, including office of the executives, accounting, human capital, marketing, information technology, and legal and compliance. The following tables present information about revenues, profit and assets by segment and geography.

	Year Ended March 31,
	2023	2022	2021
Revenues by segment:
Corporate Finance	$1,127,126	$1,593,083	$802,853
Financial Restructuring	395,733	392,818	534,747
Financial and Valuation Advisory	286,588	284,057	187,852
Revenues	$1,809,447	$2,269,958	$1,525,452
Segment profit (1)
Corporate Finance	$354,075	$606,268	$250,513
Financial Restructuring	121,618	100,882	224,215
Financial and Valuation Advisory	81,388	88,136	46,642
Total segment profit	557,081	795,286	521,370
Corporate expenses (2)	215,343	182,422	113,213
Other (income)/expense, net	17,738	8,926	(1,071)
Income before provision for income taxes	$324,000	$603,938	$409,228
(1)We adjust the compensation expense for a business segment in situations where an employee residing in one business segment is performing work in another business segment where the revenues are accrued. Segment profit may vary significantly between periods depending on the levels of collaboration among the different segments.
(2)Corporate expenses represent expenses that are not allocated to individual business segments such as office of the executives, accounting, information technology, legal and compliance, marketing, and human capital.

	March 31, 2023	March 31, 2022	March 31, 2021
Assets by segment
Corporate Finance	$1,015,760	$994,623	$575,241
Financial Restructuring	196,289	178,148	181,239
Financial and Valuation Advisory	165,395	155,853	136,761
Total segment assets	1,377,444	1,328,624	893,241
Corporate assets	1,591,370	1,558,186	1,532,826
Total assets	$2,968,814	$2,886,810	$2,426,067

	Year Ended March 31,
	2023	2022	2021
Income before provision for income taxes by geography
United States	$222,923	$424,358	$321,639
International	101,077	179,580	87,589
Income before provision for income taxes	$324,000	$603,938	$409,228

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)

	Year Ended March 31,
	2023	2022	2021
Revenues by geography:
United States	$1,289,365	$1,690,708	$1,192,720
International	520,082	579,250	332,732
Revenues	$1,809,447	$2,269,958	$1,525,452

	March 31, 2023	March 31, 2022	March 31, 2021
Assets by geography
United States	$1,861,296	$2,032,390	$1,837,332
International	1,107,518	854,420	588,735
Total assets	$2,968,814	$2,886,810	$2,426,067
Note 19 — Business Combinations
On October 4, 2021 ("the Acquisition Date"), the Company completed a tender offer process resulting in the Company's acquisition of approximately 90% of GCA Corporation's (“GCA”) common stock for cash consideration of $531.9 million. The Company then acquired the GCA shares not purchased through the tender offer by way of a second-step transaction, which occurred on November 5, 2021 for $57.7 million (included within Other liabilities in the March 31, 2022. Consolidated Balance Sheet). The consideration for these shares was paid on January 20, 2022. This all-cash transaction was valued at approximately $589.6 million, based on the consideration of ¥1,398 per share of GCA.

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

	Fair Value as of March 31, 2023	Weighted-Average Amortization Period
Assets acquired:
Cash and cash equivalents	$228,877
Investment securities	515
Accounts receivable	56,080
Unbilled work in progress	4,672
Deferred income taxes	1,876
Property and equipment	8,727
Operating lease right-of-use assets	27,383
Other assets	20,506
Intangible assets other than goodwill
Backlog	42,000	1.2 years
Trade name	17,100	2.0 years
Customer relationships	15,200	1.0 year
Total intangible assets acquired	74,300	1.3 years
Total assets	422,936

Liabilities assumed:
Accrued salaries and bonuses	152,409
Accounts payable and accrued expenses	22,722
Payable to affiliates	15
Deferred income	78
Deferred income taxes	—
Income taxes payable	2,290
Operating lease liabilities	27,527
Other liabilities	22,647
Total liabilities	227,688
Net identifiable assets acquired	195,248
Goodwill	394,321
Total GCA equity value	$589,569

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information is presented to illustrate the estimated effects of the acquisition of GCA on the Company as if it had occurred on April 1, 2020, the first day of the Company's fiscal 2021, and is not necessarily indicative of either future results of operations or results that may have been achieved had the acquisition been consummated as of this date. The below unaudited pro forma results include certain pro forma adjustments to net earnings that were directly attributable to the acquisition, as if the acquisition had occurred on April 1, 2020, including the following:

•Elimination of transaction costs incurred by the Company directly attributable to the GCA acquisition of $0 and $(7,026) for the year ended March 31, 2023 and 2022, respectively.
•A decrease in amortization expense of $(40,986) and $(12,946), for the year ended March 31, 2023 and 2022, respectively, directly attributable to the GCA acquisition. This amortization was recognized as a result of the allocation of purchase consideration to the definite-lived intangible assets subject to amortization, noted above.
•Resulting tax impact of above adjustments of $8,812 and $5,472, for the year ended March 31, 2023 and 2022, respectively.

	(Unaudited)
	Year Ended March 31,
	2023	2022
Revenue	$1,809,447	$2,518,196
Net income	301,397	471,904
Note 20 — Subsequent Events
On May 4, 2023, the Company's board of directors declared a quarterly cash dividend of $0.55 per share of Class A and Class B common stock, payable on June 15, 2023, to shareholders of record on June 2, 2023.

On May 10, 2023 the staff of the SEC’s Division of Enforcement proposed a potential settlement with the Company to resolve an investigation of the Company’s compliance with records preservation requirements related to business communications sent over off-channel electronic messaging platforms. The Company has notified the SEC’s Division of Enforcement of its present intention to agree to a settlement to resolve the investigation that includes a $15 million civil penalty. The potential settlement is subject to the negotiation of definitive documentation, which is expected to include terms consistent with previously announced settlements between other firms and the SEC, and any formal offer, proposed civil penalty, and additional terms submitted by the Company would be subject to approval by the Commission. As a result of the foregoing, the Company determined that it should recognize a $15 million accrual in other (income)/expense, net for the fourth fiscal quarter and fiscal year ended March 31, 2023 relating to the anticipated settlement with the SEC.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
The Company’s system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s financial statements for external reporting purposes in accordance with GAAP. The Company’s management, including the chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of March 31, 2023, the Company’s internal control over financial reporting was effective based on those criteria.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2023. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission's 2013 Internal Control - Integrated Framework. Based on its assessment, management believes that, as of March 31, 2023, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 37 of this report.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during the fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of the Company, dated August 18, 2015	8-K	333-205610	3.1	8/21/15
3.2	Amended and Restated Bylaws of the Company, dated August 18, 2015	8-K	333-205610	3.2	8/21/15
4.1	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37537	4.1	5/15/20
9.1	Voting Trust Agreement, dated as of August 18, 2015, by and among the Company, the holders of shares of Class B common stock party thereto, and each trustee named therein	8-K	333-205610	9.1	8/21/15
9.2	Amendment No. 1 to the Voting Trust Agreement, dated as of August 28, 2015, by and among the Company and the Trustees	8-K	333-205610	9.1	8/28/15
9.3	Amendment No. 2 to the Voting Trust Agreement, dated as of October 18, 2018, by and among the Company and the Trustees	8-K	001-37537	9.1	10/19/18
10.1	Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan	8-K	001-37537	10.1	9/25/17
10.2	Amendment to Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan	8-K	001-37537	10.1	10/20/17
10.3	Registration Rights Agreement, dated as of August 18, 2015, by and among the Company and the stockholders party thereto	8-K	333-205610	10.3	8/21/15
10.4	Credit Agreement, dated as of August 23, 2019, by and among Houlihan Lokey, Inc., certain domestic subsidiaries of the borrower party thereto as guarantors, Bank of America, N.A., as the administrative agent and the L/C issuer, the lenders party thereto.	8-K	001-37537	10.1	8/26/19
10.5	Form of Indemnification Agreement between Houlihan Lokey, Inc. and its directors and executive officers	S-1/A	333-205610	10.8	7/27/15
10.6†	Houlihan Lokey, Inc. Second Amended and Restated 2006 Incentive Compensation Plan	S-1/A	333-205610	10.9	8/3/15

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
10.7†	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Houlihan Lokey, Inc. Second Amended and Restated 2006 Incentive Compensation Plan	S-1/A	333-205610	10.10	8/3/15
10.8†	Form of Deferred Restricted Stock Award Grant Notice and Agreement under the Houlihan Lokey, Inc. Second Amended and Restated 2006 Incentive Compensation Plan	S-1/A	333-205610	10.11	8/3/15
10.9†	Form of Restricted Stock Award Agreement under the Houlihan Lokey, Inc. 2016 Incentive Award Plan	S-1/A	333-206337	10.13	8/3/15
10.10†	Form of Restricted Stock Unit Award Agreement under the Houlihan Lokey, Inc. 2016 Incentive Award Plan	S-1/A	333-206337	10.14	8/3/15
10.11†	Houlihan Lokey, Inc. Director Compensation Program					*
10.12†	Notice to Fram Holdings, Inc. Second Amended and Restated 2006 Incentive Compensation Plan Equity Award Holders	S-1/A	333-205610	10.19	8/3/15
10.13†	Houlihan Lokey, Inc. Executive Officer Transition Program					*
10.14	First Amendment to Credit Agreement, dated as of August 2, 2022, among the Company and the lenders party thereto	10-Q	001-37537	10.2	8/5/22
21.1	Subsidiaries of Registrant					*
23.1	Consent of Independent Public Accountants					*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					**
101.SCH	XBRL Taxonomy Extension Schema Document					**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					**

*	Filed herewith.

**	Furnished herewith.

†	Indicates a management contract or compensation plan or arrangement.

Item 16. Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOULIHAN LOKEY, INC.

Date: May 25, 2023	By:	/s/ SCOTT L. BEISER
	Name:	Scott L. Beiser
	Title:	Chief Executive Officer

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

HOULIHAN LOKEY, INC.

Date: May 25, 2023	/s/ SCOTT L. BEISER
Scott L. Beiser
Chief Executive Officer
(Principal Executive Officer)

Date: May 25, 2023	/s/ J. LINDSEY ALLEY
J. Lindsey Alley
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 25, 2023	/s/ IRWIN N. GOLD
Irwin N. Gold
Executive Chairman and Director

Date: May 25, 2023	/s/ SCOTT J. ADELSON
Scott J. Adelson
Co-President and Director

Date: May 25, 2023	/s/ DAVID A. PREISER
David A. Preiser
Co-President and Director

Date: May 25, 2023	/s/ JACQUELINE B. KOSECOFF
Jacqueline B. Kosecoff
Director

Date: May 25, 2023	/s/ ROBERT A. SCHRIESHEIM
Robert A. Schriesheim
Director

Date: May 25, 2023	/s/ PAUL A. ZUBER
Paul A. Zuber
Director

Date: May 25, 2023	/s/ GILLIAN B. ZUCKER
Gillian B. Zucker
Director

Date: May 25, 2023	/s/ EKPEDEME M. BASSEY
Ekpedeme M. Bassey
Director

Date: May 25, 2023	/s/ CYRUS D. WALKER
Cyrus D. Walker
Director

Date: May 25, 2023	/s/ TODD J. CARTER
Todd J. Carter
Managing Director and Director