Form 10-Q
period 2023-06-30
HOULIHAN LOKEY, INC.
filed 2023-08-03
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2023, the registrant had 51,431,360 shares of Class A common stock, $0.001 par value per share, and 17,888,267 shares of Class B common stock, $0.001 par value per share, outstanding.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share data and par value)	June 30, 2023	March 31, 2023
Assets
Cash and cash equivalents	$456,116	$714,439
Restricted cash	373	373
Investment securities	33,860	37,309
Accounts receivable, net of allowance for credit losses of $8,824 and $8,773, respectively	137,551	182,029
Unbilled work in progress, net of allowance for credit losses of $5,577 and $5,622, respectively	104,911	115,045
Income taxes receivable	15,964	17,693
Deferred income taxes	108,990	104,941
Property and equipment, net	101,151	88,345
Operating lease right-of-use assets	379,336	333,877
Goodwill	1,090,597	1,087,784
Other intangible assets, net	200,151	203,370
Other assets	77,821	83,609
Total assets	$2,706,821	$2,968,814

Liabilities and Stockholders' Equity
Liabilities:
Accrued salaries and bonuses	$473,464	$765,877
Accounts payable and accrued expenses	91,100	113,421
Deferred income	39,442	40,695
Deferred income taxes	285	544
Operating lease liabilities	429,085	374,869
Other liabilities	58,392	60,111
Total liabilities	1,091,768	1,355,517

Commitments and contingencies (Note 17)
Stockholders' equity:
Class A common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 51,296,601 and 50,638,924 shares, respectively	51	51
Class B common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 18,035,565 and 18,048,345 shares, respectively	18	18
Additional paid-in capital	616,315	642,970
Retained earnings	1,058,509	1,033,072
Accumulated other comprehensive loss	(59,840)	(62,814)
Total stockholders' equity	1,615,053	1,613,297
Total liabilities and stockholders' equity	$2,706,821	$2,968,814
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,
(In thousands, except share and per share data)	2023	2022
Revenues	$415,829	$418,644
Operating expenses:
Employee compensation and benefits	263,483	265,735
Travel, meals, and entertainment	16,018	11,050
Rent	17,403	11,790
Depreciation and amortization	6,532	19,143
Information technology and communications	13,548	10,990
Professional fees	9,557	6,469
Other operating expenses	15,941	15,897
Total operating expenses	342,482	341,074
Operating income	73,347	77,570
Other (income)/expense, net	(3,005)	1,749
Income before provision for income taxes	76,352	75,821
Provision for income taxes	14,962	5,039
Net income	61,390	70,782
Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,974	(22,309)
Comprehensive income attributable to Houlihan Lokey, Inc.	$64,364	$48,473

Attributable to Houlihan Lokey, Inc. common stockholders:
Weighted average shares of common stock outstanding:
Basic	63,806,156	63,277,596
Fully diluted	68,000,392	68,828,246
Earnings per share (Note 13)
Basic	$0.96	$1.12
Fully diluted	$0.90	$1.03

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – March 31, 2023	50,638,924	$51	18,048,345	$18	$642,970	$1,033,072	$(62,814)	$1,613,297
Shares issued	—	—	1,556,285	1	5,176	—	—	5,177
Stock compensation vesting (Note 14)	—	—	—	—	37,348	—	—	37,348
Dividends	—	—	—	—	—	(35,953)	—	(35,953)
Conversion of Class B to Class A shares	651,068	—	(651,068)	—	—	—	—	—
Shares issued to non-employee directors (Note 14)	6,609	—	—	—	587	—	—	587
Other shares repurchased/forfeited	—	—	(917,997)	(1)	(69,766)	—	—	(69,767)
Net income	—	—	—	—	—	61,390	—	61,390
Change in unrealized translation	—	—	—	—	—	—	2,974	2,974
Total comprehensive income	—	—	—	—	—	61,390	2,974	64,364
Balances – June 30, 2023	51,296,601	$51	18,035,565	$18	$616,315	$1,058,509	$(59,840)	$1,615,053

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – March 31, 2022	49,853,564	$50	17,649,555	$18	$564,761	$922,223	$(43,347)	$1,443,705
Shares issued	—	—	2,272,580	2	6,019	—	—	6,021
Stock compensation vesting (Note 14)	—	—	—	—	39,167	—	—	39,167
Dividends	—	—	—	—	—	(37,521)	—	(37,521)
Conversion of Class B to Class A shares	266,492	—	(266,492)	—	—	—	—	—
Shares issued to non-employee directors (Note 14)	6,739	—	—	—	570	—	—	570
Other shares repurchased/forfeited	(477,030)	—	(518,691)	(1)	(82,851)	—	—	(82,852)
Net income	—	—	—	—	—	70,782	—	70,782
Change in unrealized translation	—	—	—	—	—	—	(22,309)	(22,309)
Total comprehensive income	—	—	—	—	—	70,782	(22,309)	48,473
Balances – June 30, 2022	49,649,765	$50	19,136,952	$19	$527,666	$955,484	$(65,656)	$1,417,563
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended June 30,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$61,390	$70,782
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	(4,735)	(7,051)
Provision for bad debts, net	2,076	1,346
Unrealized losses on investment securities	156	870
Non-cash lease expense	7,695	7,527
Depreciation and amortization	6,532	19,143
Compensation expense – equity and liability classified share awards (Note 14)	39,409	40,607
Changes in operating assets and liabilities:
Accounts receivable	42,358	10,645
Unbilled work in progress	10,178	(3,854)
Other assets	5,785	1,398
Accrued salaries and bonuses	(289,298)	(375,617)
Accounts payable and accrued expenses and other	(15,899)	(59,447)
Deferred income	(1,253)	7,051
Income taxes payable	2,038	8,580
Net cash used in operating activities	(133,568)	(278,020)
Cash flows from investing activities:
Purchases of investment securities	(35)	(2,200)
Sales or maturities of investment securities	3,328	74,887
Purchase of property and equipment, net	(15,654)	(4,485)
Net cash provided by/(used in) investing activities	(12,361)	68,202
Cash flows from financing activities:
Dividends paid	(41,971)	(40,490)
Share repurchases	—	(40,724)
Payments to settle employee tax obligations on share-based awards	(69,766)	(42,121)
Earnouts paid	—	(904)
Loans payable to former shareholders redeemed	—	(2)
Other financing activities	587	570
Net cash used in financing activities	(111,150)	(123,671)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(1,244)	(11,259)
Net decrease in cash, cash equivalents, and restricted cash	(258,323)	(344,748)
Cash, cash equivalents, and restricted cash – beginning of period	714,812	834,070
Cash, cash equivalents, and restricted cash – end of period	$456,489	$489,322

Supplemental disclosures of non-cash activities:
Shares issued via vesting of liability classified awards	$5,176	$5,955
Cash paid during the period:
Interest	$105	$30
Taxes, net of refunds	17,660	4,594
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
(UNAUDITED)
(In thousands, except share data or as otherwise stated)

Note 1 — Background
Houlihan Lokey, Inc. ("Houlihan Lokey" or "HL, Inc.," also referred to as the "Company," "we," "our," or "us") is a Delaware corporation that controls the following primary subsidiaries:
•Houlihan Lokey Capital, Inc., a California corporation ("HL Capital, Inc."), is a wholly-owned direct subsidiary of HL, Inc. HL Capital, Inc. is registered as a broker-dealer under Section 15(b) of the Securities Exchange Act of 1934 and is a member of Financial Industry Regulatory Authority, Inc.

•Houlihan Lokey Financial Advisors, Inc., a California corporation ("HL FA, Inc."), is a wholly-owned direct subsidiary of HL, Inc.

•Houlihan Lokey EMEA, LLP, a limited liability partnership registered in England ("HL EMEA, LLP"), is an indirect subsidiary of HL, Inc. HL EMEA, LLP is regulated by the Financial Conduct Authority in the United Kingdom ("U.K.").

The Company offers financial services and financial advice to a broad clientele through more than thirty offices in the United States of America, South America, Europe, the Middle East, and the Asia-Pacific region. The Company earns professional fees by providing focused services across the following three business segments:

•Corporate Finance ("CF") provides general financial advisory services, advice on mergers and acquisitions and capital markets offerings. We advise public and private institutions on a wide variety of situations, including buy-side and sell-side M&A transactions, as well as leveraged loans, private mezzanine debt, high-yield debt, initial public offerings, follow-ons, convertibles, equity private placements, private equity, and liability management transactions, and advise financial sponsors on all types of transactions. The majority of our CF revenues consists of fees paid upon the successful completion of the transaction or engagement ("Completion Fees"). A CF transaction can fail to be completed for many reasons that are outside of our control. In these instances, our fees are generally limited to the fees paid at the time an engagement letter is signed ("Retainer Fees") and in some cases fees paid during the course of the engagement ("Progress Fees") that may have been received.

•Financial Restructuring ("FR") provides advice to debtors, creditors and other parties-in-interest in connection with recapitalization/deleveraging transactions implemented through bankruptcy proceedings and out-of-court exchanges, consent solicitations or other mechanisms, as well as in distressed mergers and acquisitions and capital markets activities. As part of these engagements, our FR business segment offers a wide range of advisory services to our clients, including: the structuring, negotiation, and confirmation of plans of reorganization; structuring and analysis of exchange offers; corporate viability assessment; dispute resolution and expert testimony; and procuring debtor-in-possession financing. Although atypical, FR transactions can fail to be completed for many reasons that are outside of our control. In these instances, our fees are generally limited to the Retainer Fees and/or Progress Fees.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP"), pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"), and include all information and footnotes required for consolidated financial statement presentation. The results of operations for the three months ended June 30, 2023 are not necessarily indicative of the results of operations to be expected for the fiscal year ending March 31, 2024. The unaudited interim consolidated financial statements and notes to consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (the "2023 Annual Report").
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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Revenues from CF engagements primarily consist of fees generated in connection with advisory services related to corporate finance, mergers and acquisitions, and capital markets offerings. Completion Fees from these engagements are recognized at a point in time when the related transaction has been effectively closed. At that time, the Company has transferred control of the promised service and the customer obtains control. CF contracts generally contain a variety of promised services that may be capable of being distinct, but they are not distinct within the context of the engagement as the various services are inputs to the combined output of successfully brokering a specific transaction.

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

Revenues from FVA engagements primarily consist of fees generated in connection with valuation and diligence services and rendering fairness, solvency and other financial opinions. Revenues are recognized at a point in time as these engagements include a singular objective that does not transfer any notable value to the Company’s clients until the opinions or reports have been rendered and delivered to the client. However, certain engagements consist of advisory services where fees are usually based on the hourly rates of our financial professionals. Such revenues are recognized over time as the benefits of these advisory services are transferred to the Company’s clients throughout the course of the engagement, and, as a practical expedient, the Company has elected to use the ‘as-invoiced’ approach to recognize revenue.

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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of June 30, 2023 we had five foreign currency forward contracts outstanding between the U.S. dollar and the pound sterling with an aggregate notional value of $85.2 million. As of June 30, 2022, we had no open foreign currency forward contracts outstanding. The change in fair value of these contracts represented a gain included in Other operating expenses of $129 during the three months ended June 30, 2023.

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

Cash and Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash held at banks and highly liquid investments with original maturities of three months or less. As of June 30, 2023 and March 31, 2023, the Company had cash balances with banks in excess of insured limits. The Company believes it is not exposed to any significant credit risk with respect to Cash and cash equivalents.

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

	June 30, 2023	March 31, 2023
Cash and cash equivalents	$456,116	$714,439
Restricted cash (1)	373	373
Total cash, cash equivalents, and restricted cash	$456,489	$714,812
(1)Restricted cash as of June 30, 2023 and March 31, 2023 consisted of a cash secured letter of credit issued for our Frankfurt office.

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

Allowance for Credit Losses
The allowance for credit losses on accounts receivable and unbilled work in progress reflects management’s best estimate of expected losses using the Company's internal current expected credit losses model. This model analyzes expected losses based on relevant information about historical experience, current conditions, and reasonable and supportable forecasts that could potentially affect the collectability of the reported amounts. This is recorded through provision for bad debts, which is included in Other operating expenses in the accompanying Consolidated Statements of Comprehensive Income. Amounts deemed to be uncollectible are written off against the allowance for credit losses.

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Leases
We assess whether an arrangement is or contains a lease at the inception of the agreement. Right-of-use ("ROU") assets represent our right to use underlying assets for the lease term, and lease liabilities represent our obligation to make lease payments arising from leases. ROU assets and lease liabilities are recognized at the commencement date based on the present value of future lease payments over the lease terms utilizing the discount rate implicit in the leases. If the discount rate implicit in the leases is not readily determinable, the present value of future lease payments is calculated utilizing the Company’s incremental borrowing rate, which approximates the interest that the Company would have to pay on a secured loan. The Company elected to utilize a portfolio approach and applies the rates to a portfolio of leases with similar terms and economic environments. The terms of our leases used to determine the ROU asset and lease liability account for options to extend when it is reasonably certain that we will exercise those options, if applicable. ROU assets and lease liabilities are subject to adjustment in the event of modification to lease terms, changes in probability that an option to extend or terminate a lease would be exercised and other factors. In addition, ROU assets are periodically reviewed for impairment.
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
Goodwill is reviewed annually during the fourth quarter for impairment and more frequently if potential impairment indicators exist. Goodwill is reviewed for impairment in accordance with ASC Topic 350, Intangibles – Goodwill and Other, as amended by Accounting Standards Update ("ASU") No. 2017-04, Simplifying the Test for Goodwill Impairment, which permits management to perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit is less than its corresponding carrying value. If management determines the reporting unit's fair value is more likely than not less than its carrying value, a quantitative analysis will be performed to compare the fair value of the reporting unit with its corresponding carrying value. If the conclusion of the quantitative analysis is that the fair value is in fact less than the carrying value, management will recognize a goodwill impairment charge for the amount by which the reporting unit’s carrying value exceeds its fair value. Impairment testing of goodwill requires a significant amount of judgment in assessing both qualitative factors and if necessary, quantitative factors used to estimate the fair value of the reporting unit. As of June 30, 2023, management concluded that it was not more likely than not that the Company’s reporting units’ fair value was less than their carrying amount and no further quantitative impairment testing had been considered necessary.

Indefinite-lived intangible assets are reviewed annually for impairment in accordance with ASU 2012-02, Testing Indefinite-lived Intangible Assets for Impairment, which provides management the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. As of June 30, 2023, management concluded that it was not more likely than not that the fair values were less than the carrying values.

Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group (inclusive of other long-lived assets) be tested for possible impairment, management first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of June 30, 2023, no events or changes in circumstances were identified that indicated that the carrying amount of the finite-lived intangible assets were not recoverable.

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

The change in the Company’s contract assets and liabilities during the period primarily reflects the timing difference between the Company’s performance and the customer’s payment. The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	April 1, 2023	Increase/(Decrease)	June 30, 2023
Receivables (1)	$175,023	$(43,935)	$131,088
Unbilled work in progress, net of allowance for credit losses	115,045	(10,134)	104,911
Contract Assets (1)	7,006	(543)	6,463
Contract Liabilities (2)	40,695	(1,253)	39,442
(1)Included within Accounts receivable, net of allowance for credit losses in the June 30, 2023 Consolidated Balance Sheets.
(2)Included within Deferred income in the June 30, 2023 Consolidated Balance Sheets.

During the three months ended June 30, 2023 $13.2 million of Revenues were recognized that were included in the Deferred income balance at the beginning of the period.

As a practical expedient, the Company does not disclose information about remaining performance obligations pertaining to (i) contracts that have an original expected duration of one year or less, and/or (ii) contracts where the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that is or forms part of a single performance obligation. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at June 30, 2023.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 4 — Related Party Transactions
The Company provides financial advisory services to certain related parties, and received fees for these services totaling approximately $1,535 and $10 during the three months ended June 30, 2023 and June 30, 2022, respectively.
Other assets in the accompanying Consolidated Balance Sheets includes loans receivable from certain employees of $23,240 and $28,869 as of June 30, 2023 and March 31, 2023, respectively.
Note 5 — Fair Value Measurements
The following table presents information about the Company's financial assets, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	June 30, 2023
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$20,440	$—	$20,440
U.S. treasury securities	—	12,901	—	12,901
Certificates of deposit	—	519	—	519
Total asset measured at fair value (1)	$—	$33,860	$—	$33,860
(1) Included within Investment securities in the Consolidated Balance Sheets.

	March 31, 2023
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$23,617	$—	$23,617
U.S. treasury securities	—	12,990	—	12,990
Common stock	184	—	—	184
Certificates of deposit	—	518	—	518
Total asset measured at fair value (1)	$184	$37,125	$—	$37,309
(1) Included within Investment securities in the Consolidated Balance Sheets.

The Company had no transfers between fair value levels during the three months ended June 30, 2023.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 6 — Investment Securities
The amortized cost and gross unrealized gains (losses) of marketable investment securities accounted under the fair value method were as follows:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value (1)
Corporate debt securities	$21,840	$—	$(1,400)	$20,440
U.S. treasury securities	13,412	33	(544)	12,901
Certificates of deposit	519	—	—	519
Total securities with unrealized gains/(losses)	$35,771	$33	$(1,944)	$33,860
(1) Included within Investment securities in the Consolidated Balance Sheets.

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value (1)
Corporate debt securities	$24,936	$6	$(1,325)	$23,617
U.S. treasury securities	13,400	15	(425)	12,990
Common stock	768	—	(584)	184
Certificates of deposit	518	—	—	518
Total securities with unrealized gains/(losses)	$39,622	$21	$(2,334)	$37,309
(1) Included within Investment securities in the Consolidated Balance Sheets.

Scheduled maturities of the debt securities held by the Company included within the investment securities portfolio were as follows:

	June 30, 2023		March 31, 2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$4,910	$4,888	$6,243	$6,254
Due within years two through five	30,861	28,972	33,379	31,055
Total debt within the investment securities portfolio	$35,771	$33,860	$39,622	$37,309
Note 7 — Allowance for Credit Losses
The following table presents information about the Company's allowance for credit losses:

June 30, 2023
Beginning balance	$14,395
Provision for bad debt, net	2,076
Recovery/(write-off) of uncollectible accounts, net	(2,070)
Ending balance	$14,401

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 8 — Property and Equipment
Property and equipment, net of accumulated depreciation consists of the following:

	June 30, 2023	March 31, 2023
Equipment	$10,817	$10,178
Furniture and fixtures	21,782	19,508
Leasehold improvements	118,825	107,156
Computers and software	12,766	12,086
Other	7,441	7,411
Total cost	171,631	156,339
Less: accumulated depreciation	(70,480)	(67,994)
Total net book value	$101,151	$88,345
Additions to property and equipment during the three months ended June 30, 2023 were primarily related to leasehold improvement costs incurred.
Depreciation expense of $3,177 and $3,379 was recognized for the three months ended June 30, 2023 and 2022, respectively.
Note 9 — Goodwill and Other Intangible Assets
The following table provides a reconciliation of Goodwill and other intangibles, net reported on the Consolidated Balance Sheets.

	Useful Lives	June 30, 2023	March 31, 2023
Goodwill	Indefinite	$1,090,597	$1,087,784
Tradename-Houlihan Lokey	Indefinite	192,210	192,210
Other intangible assets	Varies	94,201	93,917
Total cost		1,377,008	1,373,911
Less: accumulated amortization		(86,260)	(82,757)
Goodwill and other intangibles, net		$1,290,748	$1,291,154

Goodwill attributable to the Company’s business segments is as follows:

	April 1, 2023	Change (1)	June 30, 2023
Corporate Finance	$833,254	$2,813	$836,067
Financial Restructuring	162,815	—	162,815
Financial and Valuation Advisory	91,715	—	91,715
Goodwill	$1,087,784	$2,813	$1,090,597
(1)Changes pertain primarily to foreign currency translation adjustments.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Amortization expense of approximately $3,355 and $15,765 was recognized for the three months ended June 30, 2023 and 2022, respectively.

The estimated future amortization for finite-lived intangible assets for each of the next five years and thereafter are as follows:

Year Ended March 31,
Remainder of 2024	$5,887
2025	1,750
2026	—
2027	—
2028 and thereafter	—
Note 10 — Loans Payable
On August 23, 2019, the Company entered into a syndicated revolving line of credit with Bank of America, N.A. and certain other financial institutions party thereto, which was amended by the First Amendment to Credit Agreement dated as of August 2, 2022 (the "HLI Line of Credit"), which allows for borrowings of up to $100.0 million (and, subject to certain conditions, provides the Company with an uncommitted expansion option, which, if exercised in full, would provide for a total credit facility of $200.0 million). and matures on August 23, 2025 (or if such date is not a business day, the immediately preceding business day). Borrowings under the HLI Line of Credit bear interest at a floating rate, which can be either, at the Company's option, (i) Term Secured Overnight Financing Rate ("SOFR") plus a 0.10% SOFR adjustment plus a 1.00% margin or (ii) base rate, which is the highest of (a) the Federal Funds Rate plus one-half of one percent (0.50%), (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (c) Term SOFR plus a 0.10% SOFR adjustment. Commitment fees apply to unused amounts, and the HLI Line of Credit contains debt covenants which require that the Company maintain certain financial ratios. As of June 30, 2023 and March 31, 2023, no principal was outstanding under the 2019 Line of Credit.

In May 2018, the Company acquired BearTooth Advisors. Total consideration included an unsecured note of $2.8 million bearing interest at an annual rate of 2.88% and payable on May 21, 2048. This note was subsequently assigned by the seller to the former BearTooth principals (who became employees of the Company), and, under certain circumstances, is convertible into Company Class B common stock after the fifth anniversary of the closing of the transaction. The Company incurred interest expense on this note of $0 and $18 for the three months ended June 30, 2023 and 2022, respectively.
In December 2019, the Company acquired Freeman & Co. Total consideration included an unsecured note of $4.0 million bearing interest at an annual rate of 2.75% and payable on December 16, 2049. The note issued by the Company to the seller was distributed to the former principals of Freeman & Co. (who became employees of the Company). Under certain circumstances, the note may be exchanged by each principal for Company stock over a four-year period in equal annual installments starting in December 2020. The Company incurred interest expense on this note of $21 and $20 for the three months ended June 30, 2023 and 2022, respectively.
In August 2020, the Company acquired MVP Capital, LLC (“MVP”). Total consideration included an unsecured non-interest bearing note of $4.5 million payable August 14, 2050. The note was issued by the Company to the former principals and sellers of MVP (who became employees of the Company). Under certain circumstances, the note may be exchanged by each seller for a combination of cash and Company stock over a three-year period in equal annual installments starting in August 2021. Contingent consideration was also issued in connection with the acquisition of MVP, which had a carrying value of $12.9 million as of June 30, 2023 and March 31, 2023, which is included in Other liabilities in our Consolidated Balance Sheets.
In July 2021, the Company acquired Baylor Klein, Ltd (“BK”). Contingent consideration was issued in connection with the acquisition of BK, which had a carrying value of $18.5 million and $18.1 million as of June 30, 2023 and March 31, 2023, respectively, which is included in Other liabilities in our Consolidated Balance Sheets.
Note 11 — Accumulated Other Comprehensive (Loss)
Accumulated other comprehensive (loss) is comprised of Foreign currency translation adjustments of $2,974 and $(22,309) for the three months ended June 30, 2023 and 2022, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Accumulated other comprehensive (loss) as of June 30, 2023 was comprised of the following:

Balance, April 1, 2023	$(62,814)
Foreign currency translation adjustment	2,974
Balance, June 30, 2023	$(59,840)
Note 12 — Income Taxes
The Company’s provision for income taxes was $14,962 and $5,039 for the three months ended June 30, 2023 and 2022, respectively. These represent effective tax rates of 19.6% and 6.6% for the three months ended June 30, 2023 and 2022, respectively.
Note 13 — Earnings Per Share
The calculations of basic and diluted earnings per share attributable to holders of shares of common stock are presented below.

	Three Months Ended June 30,
	2023	2022
Numerator:
Net income attributable Houlihan Lokey, Inc.	$61,390	$70,782
Denominator:
Weighted average shares of common stock outstanding — basic	63,806,156	63,277,596
Weighted average number of incremental shares pertaining to unvested restricted stock and issuable in respect of unvested restricted stock units, as calculated using the treasury stock method	4,194,236	5,550,650
Weighted average shares of common stock outstanding — diluted	68,000,392	68,828,246

Basic earnings per share	$0.96	$1.12
Diluted earnings per share	$0.90	$1.03
Note 14 — Employee Benefit Plans
Defined Contribution Plans
The Company sponsors a 401(k) defined contribution savings plan for its domestic employees and defined contribution retirement plans for its international employees. The Company contributed approximately $3,029 and $1,934 to these plans during the three months ended June 30, 2023 and 2022, respectively.
Share-Based Incentive Plans
Awards of restricted shares and restricted stock units have been and will be made under the Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan (the "2016 Incentive Plan"), which became effective in August 2015 and was amended in October 2017. Under the 2016 Incentive Plan, it is anticipated that the Company will continue to grant cash and equity-based incentive awards to eligible service providers in order to attract, motivate and retain the talent necessary to operate the Company's business. Equity-based incentive awards issued under the 2016 Incentive Plan generally vest over a four-year period. Restricted shares of Class A common stock were granted under the 2016 Incentive Plan to (i) six independent directors in the first quarter of fiscal 2023 at $84.55 and (ii) six independent directors in the first quarter of fiscal 2024 at $87.60.
An excess tax benefit of $7,299 and $8,102 was recognized during the three months ended June 30, 2023 and 2022, respectively, as a component of the provision for income taxes and an operating activity on the Consolidated Statements of Cash Flows. The excess tax benefits recognized during the three months ended June 30, 2023 and 2022 were related to shares vested in May 2023 and May 2022, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
The share awards are classified as equity awards at the time of grant unless the number of shares granted is unknown. Awards that are settleable in shares based upon a future determinable stock price are classified as liabilities until the price is established and the resulting number of shares is known, at which time they are re-classified from liabilities to equity awards. Activity in equity-classified share awards which relate to the Company's 2016 Incentive Plan during the three months ended June 30, 2023 and 2022 was as follows:

Unvested Share Awards	Shares	Weighted Average Grant Date Fair Value
Balance, April 1, 2023	5,281,779	$79.57
Granted	1,248,066	87.60
Vested	(1,626,636)	74.14
Forfeited/Repurchased	(155,400)	80.01
Balance, June 30, 2023	4,747,809	$83.53

Balance, April 1, 2022	4,314,375	$71.42
Granted	2,190,936	84.55
Vested	(1,164,138)	59.57
Forfeited/Repurchased	(13,019)	74.26
Balance, June 30, 2022	5,328,154	$79.40
Activity in liability-classified share awards during the three months ended June 30, 2023 and 2022 was as follows:

Awards Settleable in Shares	Fair Value
Balance, April 1, 2023	$11,971
Offer to grant	5,515
Share price determined-converted to cash payments	(3)
Share price determined-transferred to equity grants	(6,172)
Forfeited	—
Balance, June 30, 2023	$11,311

Balance, April 1, 2022	$14,349
Offer to grant	4,629
Share price determined-converted to cash payments	(2,676)
Share price determined-transferred to equity grants	(4,269)
Forfeited	—
Balance, June 30, 2022	$12,033

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Activity of our RSUs during the three months ended June 30, 2023 and 2022 was as follows:

Restricted Stock Units	RSUs	Weighted Average Grant Date Fair Value
RSUs as of April 1, 2023	1,050,646	$95.46
Issued	94,286	87.60
Forfeitures	(4,302)	77.11
Vested	(266,883)	94.38
RSUs as of June 30, 2023	873,747	$95.02

RSUs as of April 1, 2022	1,038,503	$95.27
Issued	50,556	84.55
Forfeitures	(1,875)	97.61
Vested	(24,138)	63.75
RSUs as of June 30, 2022	1,063,046	$95.47

Compensation expenses for the Company associated with both equity-classified and liability-classified awards totaled $39,409 and $40,607 for the three months ended June 30, 2023 and 2022, respectively.

As of June 30, 2023 and 2022, there was $479,580 and $524,563, respectively, of total unrecognized compensation cost related to unvested share awards granted under the 2016 Incentive Plan. These costs are recognized over a weighted average period of 3.7 years and 3.0 years, as of June 30, 2023 and 2022, respectively.

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
Note 15 — Stockholders' Equity
There are two classes of authorized Company common stock: Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to ten votes per share. Each share of Class B common stock may be converted into one share of Class A common stock at the option of its holder and will be automatically converted into one share of Class A common stock upon transfer thereof, subject to certain exceptions.
Class A Common Stock
During the three months ended June 30, 2023 and 2022, 6,609 and 6,739 shares were issued to non-employee directors and 651,068 and 266,492 shares were converted from Class B to Class A, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
As of June 30, 2023, there were 51,231,666 Class A shares held by the public and 64,935 Class A shares held by non-employee directors. As of June 30, 2022, there were 49,591,439 Class A shares held by the public and 58,326 Class A shares held by non-employee directors.

Class B Common Stock
As of June 30, 2023 and 2022, there were 18,035,565 and 19,136,952 of Class B shares held by the HL Voting Trust, respectively.

Dividends
Previously declared dividends related to unvested shares of $14,673 and $8,766 were unpaid as of June 30, 2023 and 2022, respectively.

Stock Subscriptions Receivable
Employees of the Company periodically issued notes receivable to the Company documenting loans made by the Company to such employees for the purchase of restricted shares of the Company.

Share Repurchases
In April 2022, the board of directors authorized an increase to the existing July 2021 share repurchase program, which provides for share repurchases of a new aggregate amount of up to $500.0 million of the Company's Class A common stock and Class B common stock. As of June 30, 2023, shares with a value of $482.7 million remained available for purchase under the program.

During the three months ended June 30, 2023 and 2022, the Company repurchased 507,511 and 496,731 shares, respectively, of Class B common stock, to satisfy $69,766 and $42,121, respectively, of required withholding taxes in connection with the vesting of restricted awards. During the three months ended June 30, 2022, the Company repurchased 477,030 shares of its outstanding Class A common stock at a weighted average price of $85.34 per share, excluding commissions, for an aggregate purchase price of $40,724. No such repurchases were made during the three months ended June 30, 2023.
Note 16 — Leases
Lessee Arrangements
Operating Leases
We lease real estate and equipment used in operations from third parties. As of June 30, 2023, the remaining term of our operating leases ranged from 1 to 16 years with various automatic extensions.
The following table outlines the maturity of our existing operating lease liabilities on a fiscal year-end basis as of June 30, 2023.

Maturity of Operating Leases

Operating Leases
Remaining 2024	$25,954
2025	46,139
2026	51,201
2027	47,936
2028	47,212
Thereafter	370,585
Total	589,027
Less: present value discount	(159,942)
Operating lease liabilities	$429,085

As of June 30, 2023, the Company has entered into an operating lease for additional office space that has not yet commenced for approximately $1.4 million. This operating lease will commence during fiscal year 2024 with a lease term of 12 years.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Lease costs

	Three Months Ended June 30,
	2023	2022
Operating lease expense	$12,423	$7,236
Variable lease expense (1)	5,237	4,519
Short-term lease expense	46	35
Less: Sublease income	(303)	—
Total lease costs	$17,403	$11,790
(1)Primarily consists of payments for property taxes, common area maintenance and usage based operating costs.
Weighted-average details

	June 30,
	2023	2022
Weighted-average remaining lease term (years)	12	9
Weighted-average discount rate	5%	3.3%

Supplemental cash flow information related to leases:

	Three Months Ended June 30,
	2023	2022
Operating cash flows:
Cash paid for amounts included in the measurement of Operating lease liabilities	$10,251	$9,446

Non-cash activity:
Operating lease right-of-use assets obtained in exchange of Operating lease liabilities	$6,750	$10,082
Change in Operating lease right-of-use assets due to remeasurement	46,168	(5,279)
Note 17 — Commitments and Contingencies
The Company has been named in various legal actions arising in the normal course of business. In the opinion of the Company, in consultation with legal counsel, the final resolutions of these matters are not expected to have a material adverse effect on the Company’s financial condition, operations and cash flows.
The Company also provides routine indemnifications relating to certain real estate (office) lease agreements under which it may be required to indemnify property owners for claims and other liabilities arising from the Company’s use of the applicable premises. In addition, the Company guarantees the performance of its subsidiaries under certain office lease agreements. The terms of these obligations vary, and because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the maximum amount that it could be obligated to pay under such contracts. Based on historical experience and evaluation of specific indemnities, management believes that judgments, if any, against the Company related to such matters are not likely to have a material effect on the consolidated financial statements. Accordingly, the Company has not recorded any liability for these obligations as of June 30, 2023 or March 31, 2023.
There have been no material changes outside of the ordinary course of business to our known contractual obligations, which are included in Item 7 of our 2023 Annual Report.

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

	Three Months Ended June 30,
	2023	2022
Revenues by segment
Corporate Finance	$227,051	$263,951
Financial Restructuring	123,368	78,838
Financial and Valuation Advisory	65,410	75,855
Revenues	$415,829	$418,644

Segment profit (1)
Corporate Finance	$61,622	$91,565
Financial Restructuring	43,594	26,696
Financial and Valuation Advisory	14,899	19,034
Total segment profit	120,115	137,295
Corporate expenses (2)	46,768	59,725
Other (income)/expense, net	(3,005)	1,749
Income before provision for income taxes	$76,352	$75,821
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

	June 30, 2023	March 31, 2023
Assets by segment
Corporate Finance	$1,015,124	$1,015,760
Financial Restructuring	196,289	196,289
Financial and Valuation Advisory	165,395	165,395
Total segment assets	1,376,808	1,377,444
Corporate assets	1,330,013	1,591,370
Total assets	$2,706,821	$2,968,814

	Three Months Ended June 30,
	2023	2022
Income before provision for income taxes by geography
United States	$52,402	$50,252
International	23,950	25,569
Income before provision for income taxes	$76,352	$75,821

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)

	Three Months Ended June 30,
	2023	2022
Revenues by geography
United States	$327,736	$303,449
International	88,093	115,195
Revenues	$415,829	$418,644

	June 30, 2023	March 31, 2023
Assets by geography
United States	$1,785,882	$1,861,296
International	920,939	1,107,518
Total assets	$2,706,821	$2,968,814
Note 19 — Subsequent Events
On July 26, 2023, the Company's board of directors declared a quarterly cash dividend of $0.55 per share of Class A and Class B common stock, payable on September 15, 2023, to shareholders of record on September 1, 2023.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion should be read together with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. We make statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “intends,” “predicts,” “potential” or “continue,” the negative of these terms or other similar expressions. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including but not limited to, the factors listed under the heading “Cautionary Note Regarding Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended March 31, 2023 (the "2023 Annual Report"). Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements speak only as of the date of this filing. You should not rely upon forward-looking statements as a prediction of future events. We are under no duty to and we do not undertake any obligation to update or review any of these forward-looking statements after the date of this filing to conform our prior statements to actual results or revised expectations whether as a result of new information, future developments or otherwise.
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

FR provides advice to debtors, creditors and other parties-in-interest in connection with recapitalization/deleveraging transactions implemented through bankruptcy proceedings and out-of-court exchanges, consent solicitations or other mechanisms, as well as in distressed mergers and acquisitions and capital markets activities. As part of these engagements, our FR business segment offers a wide range of advisory services to our clients, including: the structuring, negotiation, and confirmation of plans of reorganization; structuring and analysis of exchange offers; corporate viability assessment; dispute resolution and expert testimony; and procuring debtor-in-possession financing. Although atypical, FR transactions can fail to be completed for many reasons that are outside of our control. In these instances, our fees are generally limited to the Retainer Fees and/or Progress Fees.

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
Other (Income)/Expense, Net
Other (income)/expense, net includes (i) interest income earned on non-marketable and investment securities, cash and cash equivalents, loans receivable from affiliates, employee loans, and commercial paper, (ii) interest expense and fees on our HLI Line of Credit (defined herein), (iii) equity income and/or gains or losses from funds and partnership interests where we have had more than a minor ownership interest or more than minor influence over operations, but do not have a controlling interest and are not the primary beneficiary, (iv) gains and/or losses associated with the reduction/increase of earnout liabilities, and (vi) other miscellaneous non-operating expenses.
Results of Consolidated Operations
The following is a discussion of our results of consolidated operations for the three and three months ended June 30, 2023 and 2022. For a more detailed discussion of the factors that affected the revenues and the operating expenses of our CF, FR, and FVA business segments in these periods, see Part I, Item 2 of this Form 10-Q under the heading “Business Segments” below.

	Three Months Ended June 30,
($ in thousands)	2023	2022	Change
Revenues	$415,829	$418,644	(1)%
Operating expenses:
Employee compensation and benefits	263,483	265,735	(1)%
Non-compensation	78,999	75,339	5%
Total operating expenses	342,482	341,074	—%
Operating income	73,347	77,570	(5)%
Other (income)/expense, net	(3,005)	1,749	(272)%
Income before provision for income taxes	76,352	75,821	1%
Provision for income taxes	14,962	5,039	197%
Net income attributable to Houlihan Lokey, Inc.	$61,390	$70,782	(13)%
Three Months Ended June 30, 2023 versus June 30, 2022
Revenues were $415.8 million for the three months ended June 30, 2023, compared with $418.6 million for the three months ended June 30, 2022, representing a decrease of (1)%. The decrease in revenues was primarily attributable to a decrease in CF and FVA revenues, partially offset by an increase in FR revenues, as described in more detail below. For the quarter, CF revenues decreased (14)%, FR revenues increased 56%, and FVA revenues decreased (14)% when compared with the three months ended June 30, 2022.

Operating expenses remained relatively flat at $342.5 million for the three months ended June 30, 2023, compared with $341.1 million for the three months ended June 30, 2022. Employee compensation and benefits expense, as a component of operating expenses, was $263.5 million for the three months ended June 30, 2023, compared with $265.7 million for the three months ended June 30, 2022, representing a decrease of (1)%. The decrease in employee compensation and benefits expense was a result of a decrease in revenues for the quarter when compared with the same quarter last year. The Compensation Ratio was 63.4% for the three months ended June 30, 2023, compared with 63.5% for the three months ended June 30, 2022. Non-compensation expense, as a component of operating expenses, was $79.0 million for the three months ended June 30, 2023, compared with $75.3 million for the three months ended June 30, 2022, representing an increase of 5%. The increase in non-compensation expense was primarily a result of an increase in rent and travel, meals, and entertainment expenses.

Other (income)/expense, net was $(3.0) million for the three months ended June 30, 2023, compared with $1.7 million for the three months ended June 30, 2022. Other (income)/expense, net decreased primarily due to an increase in interest income and dividend income generated by our investment securities.

The provision for income taxes for the three months ended June 30, 2023 was $15.0 million, representing an effective tax rate of 19.6%. The provision for income taxes for the three months ended June 30, 2022 was $5.0 million representing an effective tax rate of 6.6%. The increase in the Company’s tax rate during the three months ended June 30, 2023, relative to the same period in 2022, was primarily a result of the release of the provision for an uncertain tax position as a result of the successful closure of a state audit that occurred during the three months ended June 30, 2022 and did not repeat in the three months ended June 30, 2023.

Business Segments
The following table presents revenues, expenses and contributions from our continuing operations by business segment. The revenues by segment represents each segment’s revenues, and the profit by segment represents profit for each segment before corporate expenses, other expense, net, and income taxes.

	Three Months Ended June 30,
($ in thousands)	2023	2022	Change
Revenues by segment
Corporate Finance	$227,051	$263,951	(14)%
Financial Restructuring	123,368	78,838	56%
Financial and Valuation Advisory	65,410	75,855	(14)%
Revenues	$415,829	$418,644	(1)%

Segment profit (1)
Corporate Finance	$61,622	$91,565	(33)%
Financial Restructuring	43,594	26,696	63%
Financial and Valuation Advisory	14,899	19,034	(22)%
Total segment profit	120,115	137,295	(13)%
Corporate expenses (2)	46,768	59,725	(22)%
Other (income)/expense, net	(3,005)	1,749	(272)%
Income before provision for income taxes	$76,352	$75,821	1%

Segment Metrics
Number of managing directors
Corporate Finance	225	217	4%
Financial Restructuring	59	55	7%
Financial and Valuation Advisory	42	42	—%
Number of closed transactions/Fee Events (3)
Corporate Finance	95	124	(23)%
Financial Restructuring	30	16	88%
Financial and Valuation Advisory	786	876	(10)%
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
Corporate Finance
Three Months Ended June 30, 2023 versus June 30, 2022
Revenues for CF were $227.1 million for the three months ended June 30, 2023, compared with $264.0 million for the three months ended June 30, 2022, representing a decrease of (14)%. Revenues decreased primarily due to a decrease in the number of closed transactions, which was driven by softness in the M&A markets.

Segment profit for CF was $61.6 million for the three months ended June 30, 2023, compared with $91.6 million for the three months ended June 30, 2022, representing a decrease of (33)%. Profitability decreased primarily as a result of a decrease in revenues and higher non-compensation expenses when compared to the same quarter last year.

Financial Restructuring
Three Months Ended June 30, 2023 versus June 30, 2022
Revenues for FR were $123.4 million for the three months ended June 30, 2023, compared with $78.8 million for the three months ended June 30, 2022, representing an increase of 56%. Revenues increased primarily due to a significant increase in the number of closed transactions when compared to the same quarter last year, which was driven by favorable market conditions for restructuring transactions.

Segment profit for FR was $43.6 million for the three months ended June 30, 2023, compared with $26.7 million for the three months ended June 30, 2022, an increase of 63%. Profitability increased primarily as a result of an increase in revenues and lower compensation expenses as a percentage of revenues when compared to the same quarter last year.
Financial and Valuation Advisory
Three Months Ended June 30, 2023 versus June 30, 2022
Revenues for FVA were $65.4 million for the three months ended June 30, 2023, compared with $75.9 million for the three months ended June 30, 2022, representing a decrease of (14)%. Revenues decreased primarily due to a decrease in the number of Fee Events. The decrease in the number of Fee Events was driven by softness in the M&A markets, which affected one or more of the service lines within our FVA business.

Segment profit for FVA was $14.9 million for the three months ended June 30, 2023, compared with $19.0 million for the three months ended June 30, 2022, a decrease of (22)%. Profitability decreased primarily as a result of a decrease in revenues and an increase in non-compensation expenses when compared to the same quarter last year.
Corporate Expenses
Three Months Ended June 30, 2023 versus June 30, 2022
Corporate expenses were $46.8 million for the three months ended June 30, 2023, compared with $59.7 million for the three months ended June 30, 2022. This (22)% decrease was primarily driven by a decrease in non-compensation expenses, namely depreciation and amortization expense when compared to the same quarter last year.

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

Our cash and cash equivalents include cash held at banks. We maintain moderate levels of cash on hand in support of regulatory requirements for our registered broker-dealer. As of June 30, 2023 and March 31, 2023, we had $324.7 million and $475.0 million of cash in foreign subsidiaries, respectively. Our excess cash may be invested from time to time in short-term investments, including treasury securities, commercial paper, certificates of deposit, and investment grade corporate debt securities. Please refer to Note 6 for further detail.

As of June 30, 2023 and March 31, 2023, our restricted cash, cash and cash equivalents, and investment securities were as follows:

(In thousands)	June 30, 2023	March 31, 2023
Cash and cash equivalents	$456,116	$714,439
Investment securities	33,860	37,309
Total unrestricted cash and cash equivalents, including investment securities	489,976	751,748
Restricted cash (1)	373	373
Total cash, cash equivalents, and restricted cash, including investment securities	$490,349	$752,121
(1)Represents a deposit in support of a letter of credit issued for our Frankfurt office.

Our liquidity is highly dependent upon cash receipts from clients that are generally dependent upon the successful completion of transactions, as well as the timing of receivables collections, which typically occur within 60 days of billing. As of June 30, 2023, accounts receivable, net of credit losses was $137.6 million. As of June 30, 2023, unbilled work in progress, net of credit losses was $104.9 million.

On August 23, 2019, the Company entered into a syndicated revolving line of credit with the Bank of America, N.A. and certain other financial institutions party thereto, which was amended by the First Amendment to Credit Agreement dated as of August 2, 2022 (the "HLI Line of Credit"), which allows for borrowings of up to $100.0 million (and, subject to certain conditions, provides the Company with an uncommitted expansion option, which, if exercised in full, would provide for a total credit facility of $200.0 million), and matures on August 23, 2025. As of June 30, 2023 and March 31, 2023, no principal was outstanding under the HLI Line of Credit. Borrowings under the HLI Line of Credit bear interest at a floating rate, which can be either, at the Company’s option, (i) Term Secured Overnight Financing Rate (“SOFR”) plus a 0.10% SOFR adjustment plus a 1.00% margin or (ii) base rate, which is the highest of (a) the Federal Funds Rate plus one-half of one percent (0.50%), (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (c) Term SOFR plus a 0.10% SOFR adjustment. Commitment fees apply to unused amounts, and the HLI Line of Credit contains debt covenants which require that the Company maintain certain financial ratios. The loan agreement requires compliance with certain loan covenants including but not limited to the maintenance of minimum consolidated earnings before interest, taxes, depreciation and amortization of no less than $150 million as of the end of any quarterly 12-month period and certain leverage ratios including a consolidated leverage ratio of less than 2.00 to 1.00. As of June 30, 2023, we were, and expect to continue to be, in compliance with such covenants.

The majority of the Company's payment obligations and commitments pertain to routine operating leases. The Company also has various obligations relating to notes payable and contingent consideration issued in connection with businesses previously acquired (see Note 10 included in Part I, Item 1 of this Form 10-Q).

In connection with certain acquisitions, certain employees may be entitled to deferred consideration, primarily in the form of retention payments, should certain service and/or performance conditions be met in the future. As a result of these conditions, such deferred consideration would be expensed as compensation in current and future periods and a portion thereof has been accrued as liabilities on the Consolidated Balance Sheets as of June 30, 2023 and March 31, 2023.

Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of our incentive compensation during the first and third quarters of each fiscal year. A summary of our operating, investing, and financing cash flows is as follows:

	Three Months Ended June 30,
(In thousands)	2023	2022	Change
Operating activities:
Net income	$61,390	$70,782	(13)%
Non-cash charges	51,133	62,442	(18)%
Other operating activities	(246,091)	(411,244)	(40)%
Net cash used in operating activities	(133,568)	(278,020)	(52)%
Net cash provided by/(used in) investing activities	(12,361)	68,202	(118)%
Net cash (used in) financing activities	(111,150)	(123,671)	(10)%
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(1,244)	(11,259)	(89)%
Net decrease in cash, cash equivalents, and restricted cash	(258,323)	(344,748)	(25)%
Cash, cash equivalents, and restricted cash — beginning of period	714,812	834,070	(14)%
Cash, cash equivalents, and restricted cash — end of period	$456,489	$489,322	(7)%
Three Months Ended June 30, 2023
Operating activities resulted in a net outflow of $(133.6) million, primarily attributable to cash bonus payments paid in May, 2023. Investing activities resulted in a net outflow of $(12.4) million, primarily attributable to purchases of property and equipment, net. Financing activities resulted in a net outflow of $(111.2) million, primarily attributable to payments made to settle employee tax obligations on share-based awards and dividends paid.
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
Contractual Obligations
There have been no material changes outside of the ordinary course of business to our known contractual obligations, which are included in Item 7 of our 2023 Annual Report.
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

For additional information on critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in the MD&A of the 2023 Annual Report.

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
Exchange Rate Risk
The exchange rate of the U.S. dollar relative to the currencies in the non-U.S. countries in which we operate may have an effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities and, therefore, be reflected as a change in other comprehensive income. Our non-U.S. assets and liabilities that are sensitive to exchange rates consist primarily of trade payables and receivables, work in progress, and cash. The net impact of the fluctuation of foreign currencies in other comprehensive income within the Consolidated Statements of Comprehensive Income was $2,974 and $(22,309) during the three months ended June 30, 2023 and 2022, respectively.

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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of June 30, 2023 we had five foreign currency forward contracts outstanding between the U.S. dollar and the pound sterling with an aggregate notional value of $85.2 million. As of June 30, 2022, we had no open foreign currency forward contracts outstanding. The change in fair value of these contracts represented a gain included in Other operating expenses of $129 during the three months ended June 30, 2023.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. There has been no material change in the nature of our legal proceedings from the descriptions contained in our 2023 Annual Report.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in our 2023 Annual Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On May 21, 2023, the Company issued 8,164 shares of Class B common stock to certain former employees of a business acquired in 2018. The Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering and received no proceeds in connection with this issuance.

Purchases of Equity Securities
The following table summarizes all of the repurchases of Houlihan Lokey, Inc. equity securities during the quarter ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2023 - April 30, 2023	—	$—	—	$482,657,397
May 1, 2023 - May 31, 2023 (2)	762,597	89.04	—	482,657,397
June 1, 2023 - June 30, 2023	—	—	—	482,657,397
Total	762,597	$89.04	—	$482,657,397
(1)The shares of Class A common stock repurchased through this program have been retired. In April 2022, the Company’s board of directors authorized a replacement program to the previous July 2021 share repurchase program, which provides for share repurchases of a new aggregate amount of up to $500 million of the Company's Class A common stock and Class B common stock.
(2)Total Number of Shares Purchased consists of 762,597 unvested shares of Class B common stock at an average price per share of $89.04, which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a) None.
(b) None.
(c) During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each such term is defined in Item 408(a) of Regulation S-K.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Houlihan Lokey, Inc., dated August 18, 2015.	8-K	333-205610	3.1	8/21/15
3.2	Amended and Restated Bylaws of the Company, dated July 26, 2023.	8-K	001-37537	3.1	8/1/23
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.					*
32.1	Section 1350 Certification of Chief Executive Officer.					**
32.2	Section 1350 Certification of Chief Financial Officer.					**
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104.1	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOULIHAN LOKEY, INC.

Date:	August 3, 2023	/s/ SCOTT L. BEISER
Scott L. Beiser
Chief Executive Officer
(Principal Executive Officer)

Date:	August 3, 2023	/s/ J. LINDSEY ALLEY
J. Lindsey Alley
Chief Financial Officer
(Principal Financial and Accounting Officer)