Form 10-Q
period 2023-09-30
HOULIHAN LOKEY, INC.
filed 2023-11-08
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2023, the registrant had 51,614,392 shares of Class A common stock, $0.001 par value per share, and 17,370,751 shares of Class B common stock, $0.001 par value per share, outstanding.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share data and par value)	September 30, 2023	March 31, 2023
Assets
Cash and cash equivalents	$493,929	$714,439
Restricted cash	373	373
Investment securities	31,214	37,309
Accounts receivable, net of allowance for credit losses of $8,969 and $8,773, respectively	152,243	182,029
Unbilled work in progress, net of allowance for credit losses of $6,461 and $5,622, respectively	133,787	115,045
Income taxes receivable	22,549	17,693
Deferred income taxes	106,343	104,941
Property and equipment, net	119,394	88,345
Operating lease right-of-use assets	363,719	333,877
Goodwill	1,086,438	1,087,784
Other intangible assets, net	196,652	203,370
Other assets	74,912	83,609
Total assets	$2,781,553	$2,968,814

Liabilities and stockholders' equity
Liabilities:
Accrued salaries and bonuses	$552,673	$765,877
Accounts payable and accrued expenses	95,125	113,421
Deferred income	37,370	40,695
Deferred income taxes	349	544
Operating lease liabilities	419,421	374,869
Other liabilities	30,539	60,111
Total liabilities	1,135,477	1,355,517

Commitments and contingencies (Note 17)
Stockholders' equity:
Class A common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 51,565,992 and 50,638,924 shares, respectively	52	51
Class B common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 17,427,625 and 18,048,345 shares, respectively	17	18
Additional paid-in capital	638,404	642,970
Retained earnings	1,087,326	1,033,072
Accumulated other comprehensive loss	(79,723)	(62,814)
Total stockholders' equity	1,646,076	1,613,297
Total liabilities and stockholders' equity	$2,781,553	$2,968,814
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except share and per share data)	2023	2022	2023	2022
Revenues	$466,989	$489,537	$882,818	$908,181
Operating expenses:
Employee compensation and benefits	296,542	309,859	560,025	575,594
Travel, meals, and entertainment	14,151	12,370	30,169	23,420
Rent	19,013	13,285	36,416	25,075
Depreciation and amortization	7,086	19,475	13,618	38,618
Information technology and communications	14,328	13,183	27,876	24,173
Professional fees	10,859	9,598	20,416	16,067
Other operating expenses	14,733	22,396	30,674	38,293
Total operating expenses	376,712	400,166	719,194	741,240
Operating income	90,277	89,371	163,624	166,941
Other (income)/expense, net	(3,296)	5,104	(6,301)	6,853
Income before provision for income taxes	93,573	84,267	169,925	160,088
Provision for income taxes	26,542	23,537	41,504	28,576
Net income	67,031	60,730	128,421	131,512
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(19,883)	(28,554)	(16,909)	(50,863)
Comprehensive income attributable to Houlihan Lokey, Inc.	$47,148	$32,176	$111,512	$80,649

Attributable to Houlihan Lokey, Inc. common stockholders:
Weighted average shares of common stock outstanding:
Basic	64,551,353	63,422,701	64,180,642	63,350,545
Fully diluted	67,867,381	69,800,028	67,881,623	69,316,792
Earnings per share (Note 13)
Basic	$1.04	$0.96	$2.00	$2.08
Fully diluted	$0.99	$0.87	$1.89	$1.90

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – July 1, 2023	51,296,601	$51	18,035,565	$18	$616,315	$1,058,509	$(59,840)	$1,615,053
Shares issued	—	—	55,907	—	5,635	—	—	5,635
Stock compensation vesting (Note 14)	—	—	—	—	41,662	—	—	41,662
Dividends	—	—	—	—	—	(38,214)	—	(38,214)
Conversion of Class B to Class A shares	508,491	1	(508,491)	(1)	—	—	—	—
Other shares repurchased/forfeited	(239,100)	—	(155,356)	—	(25,208)	—	—	(25,208)
Net income	—	—	—	—	—	67,031	—	67,031
Change in unrealized translation	—	—	—	—	—	—	(19,883)	(19,883)
Total comprehensive income	—	—	—	—	—	67,031	(19,883)	47,148
Balances – September 30, 2023	51,565,992	$52	17,427,625	$17	$638,404	$1,087,326	$(79,723)	$1,646,076

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – July 1, 2022	49,649,765	$50	19,136,952	$19	$527,666	$955,484	$(65,656)	$1,417,563
Shares issued	—	—	32,310	—	—	—	—	—
Stock compensation vesting (Note 14)	—	—	—	—	40,195	—	—	40,195
Dividends	—	—	—	—	—	(35,010)	—	(35,010)
Conversion of Class B to Class A shares	231,367	—	(231,367)	—	—	—	—	—
Other shares repurchased/forfeited	(100,257)	—	(63,773)	—	(8,256)	—	—	(8,256)
Net income	—	—	—	—	—	60,730	—	60,730
Change in unrealized translation	—	—	—	—	—	—	(28,554)	(28,554)
Total comprehensive income	—	—	—	—	—	60,730	(28,554)	32,176
Balances – September 30, 2022	49,780,875	$50	18,874,122	$19	$559,605	$981,204	$(94,210)	$1,446,668
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2023	50,638,924	$51	18,048,345	$18	$642,970	$1,033,072	$(62,814)	$1,613,297
Shares issued	—	—	1,612,192	1	10,811	—	—	10,812
Stock compensation vesting (Note 14)	—	—	—	—	79,010	—	—	79,010
Dividends	—	—	—	—	—	(74,167)	—	(74,167)
Conversion of Class B to Class A shares	1,159,559	1	(1,159,559)	(1)	—	—	—	—
Shares issued to non-employee directors (Note 14)	6,609	—	—	—	587	—	—	587
Other shares repurchased/forfeited	(239,100)	—	(1,073,353)	(1)	(94,974)	—	—	(94,975)
Net income	—	—	—	—	—	128,421	—	128,421
Change in unrealized translation	—	—	—	—	—	—	(16,909)	(16,909)
Total comprehensive income	—	—	—	—	—	128,421	(16,909)	111,512
Balances – September 30, 2023	51,565,992	$52	17,427,625	$17	$638,404	$1,087,326	$(79,723)	$1,646,076

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2022	49,853,564	$50	17,649,555	$18	$564,761	$922,223	$(43,347)	$1,443,705
Shares issued	—	—	2,304,890	2	6,019	—	—	6,021
Stock compensation vesting (Note 14)	—	—	—	—	79,362	—	—	79,362
Dividends	—	—	—	—	—	(72,531)	—	(72,531)
Conversion of Class B to Class A shares	497,859	—	(497,859)	—	—	—	—	—
Shares issued to non-employee directors (Note 14)	6,739	—	—	—	570	—	—	570
Other shares repurchased/forfeited	(577,287)	—	(582,464)	(1)	(91,107)	—	—	(91,108)
Net income	—	—	—	—	—	131,512	—	131,512
Change in unrealized translation	—	—	—	—	—	—	(50,863)	(50,863)
Total comprehensive income	—	—	—	—	—	131,512	(50,863)	80,649
Balances – September 30, 2022	49,780,875	$50	18,874,122	$19	$559,605	$981,204	$(94,210)	$1,446,668
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended September 30,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$128,421	$131,512
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	(2,633)	(14,088)
Provision for bad debts, net	4,058	6,103
Unrealized losses on investment securities	142	2,140
Non-cash lease expense	16,691	14,554
Depreciation and amortization	13,618	38,618
Contingent consideration valuation	(816)	2,869
Compensation expense – equity and liability classified share awards (Note 14)	82,149	82,006
Changes in operating assets and liabilities:
Accounts receivable	26,569	5,388
Unbilled work in progress	(19,582)	(53,837)
Other assets	8,697	(13,025)
Accrued salaries and bonuses	(211,229)	(264,724)
Accounts payable and accrued expenses and other	(36,234)	(79,174)
Deferred income	(3,325)	6,729
Income taxes payable	(4,274)	(57,988)
Net cash provided by/(used) in operating activities	2,252	(192,917)
Cash flows from investing activities:
Purchases of investment securities	(35)	(11,263)
Sales or maturities of investment securities	5,988	82,524
Purchase of property and equipment, net	(38,927)	(17,796)
Net cash provided by/(used in) investing activities	(32,974)	53,465
Cash flows from financing activities:
Dividends paid	(77,390)	(73,812)
Share repurchases	(24,952)	(48,905)
Payments to settle employee tax obligations on share-based awards	(70,025)	(42,191)
Earnouts paid	(7,053)	(2,078)
Loans payable to former shareholders redeemed	—	(33)
Repayments of loans to non-affiliates	—	(2,488)
Other financing activities	587	570
Net cash used in financing activities	(178,833)	(168,937)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(10,955)	(21,502)
Net decrease in cash, cash equivalents, and restricted cash	(220,510)	(329,891)
Cash, cash equivalents, and restricted cash – beginning of period	714,812	834,070
Cash, cash equivalents, and restricted cash – end of period	$494,302	$504,179

Supplemental disclosures of non-cash activities:
Shares issued via vesting of liability classified awards	$5,114	$5,955
Cash paid during the period:
Interest	$200	$1,861
Taxes, net of refunds	48,410	102,418
Regulatory fines and penalties	15,000	—
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP"), pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"), and include all information and footnotes required for consolidated financial statement presentation. The results of operations for the six months ended September 30, 2023 are not necessarily indicative of the results of operations to be expected for the fiscal year ending March 31, 2024. The unaudited interim consolidated financial statements and notes to consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (the "2023 Annual Report").
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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of September 30, 2023 we had three foreign currency forward contracts outstanding between the U.S. dollar and the pound sterling with an aggregate notional value of $35.2 million and two foreign currency forward contracts outstanding between the euro and the pound sterling with a notional value of €9.4 million. As of September 30, 2022, we had two foreign currency forward contracts outstanding between the pound sterling and the euro with notional values of €7.5 million and €0.5 million. The change in fair value of these contracts represented a loss included in Other operating expenses of $(1,217) and $(232) during the three months ended September 30, 2023 and September 30, 2022, respectively.

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

Cash and Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash held at banks and highly liquid investments with original maturities of three months or less. As of September 30, 2023 and March 31, 2023, the Company had cash balances with banks in excess of insured limits. The Company believes it is not exposed to any significant credit risk with respect to Cash and cash equivalents.

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

	September 30, 2023	March 31, 2023
Cash and cash equivalents	$493,929	$714,439
Restricted cash (1)	373	373
Total cash, cash equivalents, and restricted cash	$494,302	$714,812
(1)Restricted cash as of September 30, 2023 and March 31, 2023 consisted of a cash secured letter of credit issued for our Frankfurt office.

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
Goodwill is reviewed annually during the fourth quarter for impairment and more frequently if potential impairment indicators exist. Goodwill is reviewed for impairment in accordance with ASC Topic 350, Intangibles – Goodwill and Other, as amended by Accounting Standards Update ("ASU") No. 2017-04, Simplifying the Test for Goodwill Impairment, which permits management to perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit is less than its corresponding carrying value. If management determines the reporting unit's fair value is more likely than not less than its carrying value, a quantitative analysis will be performed to compare the fair value of the reporting unit with its corresponding carrying value. If the conclusion of the quantitative analysis is that the fair value is in fact less than the carrying value, management will recognize a goodwill impairment charge for the amount by which the reporting unit’s carrying value exceeds its fair value. Impairment testing of goodwill requires a significant amount of judgment in assessing both qualitative factors and if necessary, quantitative factors used to estimate the fair value of the reporting unit. As of September 30, 2023, management concluded that it was not more likely than not that the Company’s reporting units’ fair value was less than their carrying amount and no further quantitative impairment testing had been considered necessary.

Indefinite-lived intangible assets are reviewed annually for impairment in accordance with ASU 2012-02, Testing Indefinite-lived Intangible Assets for Impairment, which provides management the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. As of September 30, 2023, management concluded that it was not more likely than not that the fair values were less than the carrying values.

Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group (inclusive of other long-lived assets) be tested for possible impairment, management first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of September 30, 2023, no events or changes in circumstances were identified that indicated that the carrying amount of the finite-lived intangible assets were not recoverable.

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

The change in the Company’s contract assets and liabilities during the period primarily reflects the timing difference between the Company’s performance and the customer’s payment. The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	April 1, 2023	Increase/(Decrease)	September 30, 2023
Receivables (1)	$175,023	$(29,670)	$145,353
Unbilled work in progress, net of allowance for credit losses	115,045	18,742	133,787
Contract Assets (1)	7,006	(116)	6,890
Contract Liabilities (2)	40,695	(3,325)	37,370
(1)Included within Accounts receivable, net of allowance for credit losses in the September 30, 2023 Consolidated Balance Sheets.
(2)Included within Deferred income in the September 30, 2023 Consolidated Balance Sheets.

During the three and six months ended September 30, 2023, $7.5 million and $20.7 million of Revenues, respectively, were recognized that were included in the Deferred income balance at the beginning of the period.

As a practical expedient, the Company does not disclose information about remaining performance obligations pertaining to (i) contracts that have an original expected duration of one year or less, and/or (ii) contracts where the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that is or forms part of a single performance obligation. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at September 30, 2023.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 4 — Related Party Transactions
The Company provides financial advisory services to certain related parties, and received fees for these services totaling approximately $2 and $1,537 for the three and six months ended September 30, 2023, respectively.
Other assets in the accompanying Consolidated Balance Sheets includes loans receivable from certain employees of $25,910 and $28,869 as of September 30, 2023 and March 31, 2023, respectively.
Note 5 — Fair Value Measurements
The following table presents information about the Company's financial assets, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	September 30, 2023
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$20,505	$—	$20,505
U.S. treasury securities	—	10,186	—	10,186
Certificates of deposit	—	523	—	523
Total assets measured at fair value	$—	$31,214	$—	$31,214

	March 31, 2023
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$23,617	$—	$23,617
U.S. treasury securities	—	12,990	—	12,990
Common stock	184	—	—	184
Certificates of deposit	—	518	—	518
Total assets measured at fair value	$184	$37,125	$—	$37,309

The Company had no transfers between fair value levels during the six months ended September 30, 2023.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 6 — Investment Securities
The amortized cost and gross unrealized gains (losses) of marketable investment securities accounted under the fair value method were as follows:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value (1)
Corporate debt securities	$21,863	$3	$(1,361)	$20,505
U.S. treasury securities	10,723	—	(537)	10,186
Certificates of deposit	523	—	—	523
Total securities with unrealized gains/(losses)	$33,109	$3	$(1,898)	$31,214

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value (1)
Corporate debt securities	$24,936	$6	$(1,325)	$23,617
U.S. treasury securities	13,400	15	(425)	12,990
Common stock	768	—	(584)	184
Certificates of deposit	518	—	—	518
Total securities with unrealized gains/(losses)	$39,622	$21	$(2,334)	$37,309

Scheduled maturities of the debt securities held by the Company included within the investment securities portfolio were as follows:

	September 30, 2023		March 31, 2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$3,969	$3,927	$6,243	$6,254
Due within years two through five	29,140	27,287	33,379	31,055
Total debt within the investment securities portfolio	$33,109	$31,214	$39,622	$37,309
Note 7 — Allowance for Credit Losses
The following table presents information about the Company's allowance for credit losses:

September 30, 2023
Beginning balance	$14,395
Provision for bad debt, net	4,058
Recovery/(write-off) of uncollectible accounts, net	(3,023)
Ending balance	$15,430

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 8 — Property and Equipment
Property and equipment, net of accumulated depreciation consists of the following:

	September 30, 2023	March 31, 2023
Equipment	$11,126	$10,178
Furniture and fixtures	18,298	19,508
Leasehold improvements	133,265	107,156
Computers and software	13,745	12,086
Other	7,442	7,411
Total cost	183,876	156,339
Less: accumulated depreciation	(64,482)	(67,994)
Total net book value	$119,394	$88,345
Additions to property and equipment during the six months ended September 30, 2023 were primarily related to leasehold improvement costs incurred.
Depreciation expense of $3,727 and $3,849 was recognized for the three months ended September 30, 2023 and 2022, respectively, and $6,903 and $7,228 was recognized for the six months ended September 30, 2023 and 2022, respectively.
Note 9 — Goodwill and Other Intangible Assets
The following table provides a reconciliation of Goodwill and other intangibles, net reported on the Consolidated Balance Sheets.

	Useful Lives	September 30, 2023	March 31, 2023
Goodwill	Indefinite	$1,086,438	$1,087,784
Tradename-Houlihan Lokey	Indefinite	192,210	192,210
Other intangible assets	Varies	93,781	93,917
Total cost		1,372,429	1,373,911
Less: accumulated amortization		(89,339)	(82,757)
Goodwill and other intangibles, net		$1,283,090	$1,291,154

Goodwill attributable to the Company’s business segments is as follows:

	April 1, 2023	Change (1)	September 30, 2023
Corporate Finance	$833,254	$(1,346)	$831,908
Financial Restructuring	162,815	—	162,815
Financial and Valuation Advisory	91,715	—	91,715
Goodwill	$1,087,784	$(1,346)	$1,086,438
(1)Changes pertain primarily to foreign currency translation adjustments.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Amortization expense of approximately $3,360 and $15,625 was recognized for the three months ended September 30, 2023 and 2022, respectively, and $6,715 and $31,390 for the six months ended September 30, 2023 and 2022, respectively.

The estimated future amortization for finite-lived intangible assets for each of the next five years and thereafter are as follows:

Year Ended March 31,
Remainder of 2024	$2,444
2025	1,694
2026	—
2027	—
2028 and thereafter	—
Note 10 — Loans Payable
On August 23, 2019, the Company entered into a syndicated revolving line of credit with Bank of America, N.A. and certain other financial institutions party thereto, which was amended by the First Amendment to Credit Agreement dated as of August 2, 2022 (the "HLI Line of Credit"), which allows for borrowings of up to $100.0 million (and, subject to certain conditions, provides the Company with an uncommitted expansion option, which, if exercised in full, would provide for a total credit facility of $200.0 million). and matures on August 23, 2025 (or if such date is not a business day, the immediately preceding business day). Borrowings under the HLI Line of Credit bear interest at a floating rate, which can be either, at the Company's option, (i) Term Secured Overnight Financing Rate ("SOFR") plus a 0.10% SOFR adjustment plus a 1.00% margin or (ii) base rate, which is the highest of (a) the Federal Funds Rate plus one-half of one percent (0.50%), (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (c) Term SOFR plus a 0.10% SOFR adjustment. Commitment fees apply to unused amounts, and the HLI Line of Credit contains debt covenants which require that the Company maintain certain financial ratios. As of September 30, 2023 and March 31, 2023, no principal was outstanding under the 2019 Line of Credit.

In May 2018, the Company acquired BearTooth Advisors. Total consideration included an unsecured note of $2.8 million bearing interest at an annual rate of 2.88% and payable on May 21, 2048. This note was subsequently assigned by the seller to the former BearTooth principals (who became employees of the Company), and, under certain circumstances, is convertible into Company Class B common stock after the fifth anniversary of the closing of the transaction. The Company did not incur interest expense on this note during the three months ended September 30, 2023 and 2022, respectively, and incurred interest expense of $0 and $18 for the six months ended September 30, 2023 and 2022, respectively.
In December 2019, the Company acquired Freeman & Co. Total consideration included an unsecured note of $4.0 million bearing interest at an annual rate of 2.75% and payable on December 16, 2049. The note issued by the Company to the seller was distributed to the former principals of Freeman & Co. (who became employees of the Company). Under certain circumstances, the note may be exchanged by each principal for Company stock over a four-year period in equal annual installments starting in December 2020. The Company incurred interest expense on this note of $21 for the three months ended September 30, 2023 and 2022, and $41 for the six months ended September 30, 2023 and 2022.
In August 2020, the Company acquired MVP Capital, LLC (“MVP”). Total consideration included an unsecured non-interest bearing note of $4.5 million payable August 14, 2050. The note was issued by the Company to the former principals and sellers of MVP (who became employees of the Company). Under certain circumstances, the note may be exchanged by each seller for a combination of cash and Company stock over a three-year period in equal annual installments starting in August 2021. As of September 30, 2023, the note was fully converted and exchanged for a combination of cash and Company stock. Contingent consideration was also issued in connection with the acquisition of MVP, the remaining liability of which was settled during the three months ended September 30, 2023. The carrying value of the MVP contingent consideration was $12.9 million as of March 31, 2023, which is included in Other liabilities in our Consolidated Balance Sheet.
In July 2021, the Company acquired Baylor Klein, Ltd (“BK”). Contingent consideration was issued in connection with the acquisition of BK, which had a carrying value of $17.9 million and $18.1 million as of September 30, 2023 and March 31, 2023, respectively, which is included in Other liabilities in our Consolidated Balance Sheets.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 11 — Accumulated Other Comprehensive (Loss)
Accumulated other comprehensive (loss) is comprised of Foreign currency translation adjustments of $(19,883) and $(28,554) for the three months ended September 30, 2023 and 2022, respectively, and $(16,909) and $(50,863) for the six months ended September 30, 2023 and 2022, respectively.

Accumulated other comprehensive (loss) as of September 30, 2023 was comprised of the following:

Balance, April 1, 2023	$(62,814)
Foreign currency translation adjustment	(16,909)
Balance, September 30, 2023	$(79,723)
Note 12 — Income Taxes
The Company’s provision for income taxes was $26,542 and $23,537 for the three months ended September 30, 2023 and 2022, respectively, and $41,504 and $28,576 for the six months ended September 30, 2023 and 2022, respectively. These represent effective tax rates of 28.4% and 27.9% for the three months ended September 30, 2023 and 2022, respectively, and 24.4% and 17.9% for the six months ended September 30, 2023 and 2022, respectively.
Note 13 — Earnings Per Share
The calculations of basic and diluted earnings per share attributable to holders of shares of common stock are presented below.

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income attributable Houlihan Lokey, Inc.	$67,031	$60,730	$128,421	$131,512
Denominator:
Weighted average shares of common stock outstanding — basic	64,551,353	63,422,701	64,180,642	63,350,545
Weighted average number of incremental shares pertaining to unvested restricted stock and issuable in respect of unvested restricted stock units, as calculated using the treasury stock method	3,316,028	6,377,327	3,700,981	5,966,247
Weighted average shares of common stock outstanding — diluted	67,867,381	69,800,028	67,881,623	69,316,792

Basic earnings per share	$1.04	$0.96	$2.00	$2.08
Diluted earnings per share	$0.99	$0.87	$1.89	$1.90
Note 14 — Employee Benefit Plans
Defined Contribution Plans
The Company sponsors a 401(k) defined contribution savings plan for its domestic employees and defined contribution retirement plans for its international employees. The Company contributed approximately $3,083 and $1,867 to these plans during the three months ended September 30, 2023 and 2022, respectively, and $6,112 and $3,801 for the six months ended September 30, 2023 and 2022, respectively.
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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
No excess tax benefit was recognized during the three months ended September 30, 2023 and 2022. An excess tax benefit of $7,299 and $8,102 was recognized during the six months ended September 30, 2023 and 2022, respectively, as a component of the provision for income taxes and an operating activity on the Consolidated Statements of Cash Flows. The excess tax benefits recognized during the six months ended September 30, 2023 and 2022 were related to shares vested in May 2023 and May 2022, respectively.
The share awards are classified as equity awards at the time of grant unless the number of shares granted is unknown. Awards that are settleable in shares based upon a future determinable stock price are classified as liabilities until the price is established and the resulting number of shares is known, at which time they are re-classified from liabilities to equity awards. Activity in equity-classified share awards which relate to the Company's 2016 Incentive Plan during the six months ended September 30, 2023 and 2022 was as follows:

Unvested Share Awards	Shares	Weighted Average Grant Date Fair Value
Balance, April 1, 2023	5,281,779	$79.57
Granted	1,244,902	87.60
Vested	(1,636,778)	74.23
Forfeited/Repurchased	(306,521)	84.30
Balance, September 30, 2023	4,583,382	$83.34

Balance, April 1, 2022	4,314,375	$71.42
Granted	2,221,461	84.49
Vested	(1,175,311)	59.82
Forfeited/Repurchased	(76,002)	80.44
Balance, September 30, 2022	5,284,523	$79.37
Activity in liability-classified share awards during the six months ended September 30, 2023 and 2022 was as follows:

Awards Settleable in Shares	Fair Value
Balance, April 1, 2023	$11,971
Offer to grant	9,112
Share price determined-converted to cash payments	(3)
Share price determined-transferred to equity grants	(6,172)
Forfeited	—
Balance, September 30, 2023	$14,908

Balance, April 1, 2022	$14,349
Offer to grant	6,188
Share price determined-converted to cash payments	(2,676)
Share price determined-transferred to equity grants	(4,269)
Forfeited	—
Balance, September 30, 2022	$13,592

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Activity of our RSUs during the six months ended September 30, 2023 and 2022 was as follows:

Restricted Stock Units	RSUs	Weighted Average Grant Date Fair Value
RSUs as of April 1, 2023	1,050,646	$95.46
Issued	94,286	87.60
Forfeitures	(19,070)	90.91
Vested	(266,883)	94.38
RSUs as of September 30, 2023	858,979	$95.02

RSUs as of April 1, 2022	1,038,503	$95.27
Issued	50,556	84.55
Forfeitures	(14,275)	96.82
Vested	(24,138)	63.75
RSUs as of September 30, 2022	1,050,646	$95.45

Compensation expenses for the Company associated with both equity-classified and liability-classified awards totaled $42,740 and $41,399 for the three months ended September 30, 2023 and 2022, respectively, and $82,149 and $82,006 for the six months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023 and 2022, there was $463,603 and $519,704, respectively, of total unrecognized compensation cost related to unvested share awards granted under the 2016 Incentive Plan. These costs are recognized over a weighted average period of 3.4 years and 2.8 years, as of September 30, 2023 and 2022, respectively.

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Class A Common Stock
During the three months ended September 30, 2023 and 2022, no shares were issued to non-employee directors and 508,491 and 231,367 shares were converted from Class B to Class A, respectively. During the six months ended September 30, 2023 and 2022, 6,609 and 6,739 shares were issued to non-employee directors, respectively, and 1,159,559 and 497,859 shares were converted from Class B to Class A, respectively.

As of September 30, 2023, there were 51,501,057 Class A shares held by the public and 64,935 Class A shares held by non-employee directors. As of September 30, 2022, there were 49,722,549 Class A shares held by the public and 58,326 Class A shares held by non-employee directors.

Class B Common Stock
As of September 30, 2023 and 2022, there were 17,427,625 and 18,874,122 of Class B shares held by the HL Voting Trust, respectively.

Dividends
Previously declared dividends related to unvested shares of $17,236 and $12,003 were unpaid as of September 30, 2023 and 2022, respectively.

Share Repurchases
In April 2022, the board of directors authorized an increase to the existing July 2021 share repurchase program, which provides for share repurchases of a new aggregate amount of up to $500.0 million of the Company's Class A common stock and Class B common stock. As of September 30, 2023, shares with a value of $457.7 million remained available for purchase under the program.

During the three months ended September 30, 2023 and 2022, the Company repurchased 4,235 and 9,731 shares, respectively, of Class B common stock, to satisfy $259 and $70, respectively, of required withholding taxes in connection with the vesting of restricted awards. During the three months ended September 30, 2023, the Company repurchased 239,100 shares of its outstanding Class A common stock at a weighted average price of $104.36 per share, excluding commissions, for an aggregate purchase price of $24,952. During the three months ended September 30, 2022, the Company repurchased 100,257 shares of its outstanding Class A common stock at a weighted average price of $81.74 per share, excluding commissions, for an aggregate purchase price of $8,195.

During the six months ended September 30, 2023 and 2022, the Company repurchased 766,832 and 506,462 shares, respectively, of Class B common stock, to satisfy $70,025 and 42,191 of required withholding taxes in connection with the vesting of restricted awards, respectively. During the six months ended September 30, 2023, the Company repurchased 239,100 shares of its outstanding Class A common stock at a weighted average price of $104.36 per share, excluding commissions, for an aggregate purchase price of $24,952. During the six months ended September 30, 2022, the Company repurchased 577,287 shares of its outstanding Class A common stock at a weighted average price of $84.72 per share, excluding commissions, for an aggregate purchase price of $48,905.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 16 — Leases
Lessee Arrangements
Operating Leases
We lease real estate and equipment used in operations from third parties. As of September 30, 2023, the remaining term of our operating leases ranged from 1 to 16 years with various automatic extensions.
The following table outlines the maturity of our existing operating lease liabilities on a fiscal year-end basis as of September 30, 2023.

Maturity of Operating Leases

Operating Leases
Remaining 2024	$12,980
2025	45,382
2026	51,080
2027	48,870
2028	48,165
Thereafter	370,454
Total	576,931
Less: present value discount	(157,510)
Operating lease liabilities	$419,421

As of September 30, 2023, the Company has entered into operating leases for additional office space that have not yet commenced for approximately $6.5 million. These operating leases will commence during fiscal year 2024 with a lease term of 5 years to 13 years.
Lease costs

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Operating lease expense	$13,385	$8,571	$25,808	$15,807
Variable lease expense (1)	5,476	4,725	10,713	9,244
Short-term lease expense	62	52	108	87
Less: Sublease income	90	(63)	(213)	(63)
Total lease costs	$19,013	$13,285	$36,416	$25,075
(1)Primarily consists of payments for property taxes, common area maintenance and usage based operating costs.
Weighted-average details

	September 30,
	2023	2022
Weighted-average remaining lease term (years)	12	9
Weighted-average discount rate	5.1%	3.3%

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Supplemental cash flow information related to leases:

	Six Months Ended September 30,
	2023	2022
Operating cash flows:
Cash paid for amounts included in the measurement of Operating lease liabilities	$17,562	$18,292

Non-cash activity:
Operating lease right-of-use assets obtained in exchange of Operating lease liabilities	$13,735	$19,219
Change in Operating lease right-of-use assets due to remeasurement	32,655	161
Note 17 — Commitments and Contingencies
The Company has been named in various legal actions arising in the normal course of business. In the opinion of the Company, in consultation with legal counsel, the final resolutions of these matters are not expected to have a material adverse effect on the Company’s financial condition, operations and cash flows.
The Company also provides routine indemnifications relating to certain real estate (office) lease agreements under which it may be required to indemnify property owners for claims and other liabilities arising from the Company’s use of the applicable premises. In addition, the Company guarantees the performance of its subsidiaries under certain office lease agreements. The terms of these obligations vary, and because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the maximum amount that it could be obligated to pay under such contracts. Based on historical experience and evaluation of specific indemnities, management believes that judgments, if any, against the Company related to such matters are not likely to have a material effect on the consolidated financial statements. Accordingly, the Company has not recorded any liability for these obligations as of September 30, 2023 or March 31, 2023.
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

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Revenues by segment
Corporate Finance	$281,684	$315,016	$508,735	$578,967
Financial Restructuring	114,670	97,694	238,038	176,532
Financial and Valuation Advisory	70,635	76,827	136,045	152,682
Revenues	$466,989	$489,537	$882,818	$908,181

Segment profit (1)
Corporate Finance	$90,517	$93,794	$152,139	$185,359
Financial Restructuring	32,499	17,563	76,093	44,259
Financial and Valuation Advisory	19,593	26,169	34,492	45,203
Total segment profit	142,609	137,526	262,724	274,821
Corporate expenses (2)	52,332	48,155	99,100	107,880
Other (income)/expense, net	(3,296)	5,104	(6,301)	6,853
Income before provision for income taxes	$93,573	$84,267	$169,925	$160,088
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

	September 30, 2023	March 31, 2023
Assets by segment
Corporate Finance	$1,006,417	$1,015,760
Financial Restructuring	171,537	196,289
Financial and Valuation Advisory	175,106	165,395
Total segment assets	1,353,060	1,377,444
Corporate assets	1,428,493	1,591,370
Total assets	$2,781,553	$2,968,814

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Income before provision for income taxes by geography
United States	$61,280	$63,771	$113,682	$114,023
International	32,293	20,496	56,243	46,065
Income before provision for income taxes	$93,573	$84,267	$169,925	$160,088

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Revenues by geography
United States	$328,958	$377,608	$656,694	$681,057
International	138,031	111,929	226,124	227,124
Revenues	$466,989	$489,537	$882,818	$908,181

	September 30, 2023	March 31, 2023
Assets by geography
United States	$1,795,032	$1,861,296
International	986,521	1,107,518
Total assets	$2,781,553	$2,968,814
Note 19 — Subsequent Events
On October 24, 2023, the Company's board of directors declared a quarterly cash dividend of $0.55 per share of Class A and Class B common stock, payable on December 15, 2023, to shareholders of record on December 1, 2023.

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
Results of Consolidated Operations
The following is a discussion of our results of operations for the six months ended September 30, 2023 and 2022. For a more detailed discussion of the factors that affected the revenues and the operating expenses of our CF, FR, and FVA business segments in these periods, see Part I, Item 2 of this Form 10-Q under the heading “Business Segments” below.

	Three Months Ended September 30,			Six Months Ended September 30,
($ in thousands)	2023	2022	Change	2023	2022	Change
Revenues	$466,989	$489,537	(5)%	$882,818	$908,181	(3)%
Operating expenses:
Employee compensation and benefits	296,542	309,859	(4)%	560,025	575,594	(3)%
Non-compensation	80,170	90,307	(11)%	159,169	165,646	(4)%
Total operating expenses	376,712	400,166	(6)%	719,194	741,240	(3)%
Operating income	90,277	89,371	1%	163,624	166,941	(2)%
Other (income)/expense, net	(3,296)	5,104	(165)%	(6,301)	6,853	(192)%
Income before provision for income taxes	93,573	84,267	11%	169,925	160,088	6%
Provision for income taxes	26,542	23,537	13%	41,504	28,576	45%
Net income attributable to Houlihan Lokey, Inc.	$67,031	$60,730	10%	$128,421	$131,512	(2)%
Three Months Ended September 30, 2023 versus September 30, 2022
Revenues were $467.0 million for the three months ended September 30, 2023, compared with $489.5 million for the three months ended September 30, 2022, representing a decrease of (5)%. For the quarter, CF revenues decreased (11)%, FR revenues increased 17%, and FVA revenues decreased (8)% when compared with the three months ended September 30, 2022.

Operating expenses were $376.7 million for the three months ended September 30, 2023, compared with $400.2 million for the three months ended September 30, 2022, representing a decrease of (6)%. Employee compensation and benefits expense, as a component of operating expenses, was $296.5 million for the three months ended September 30, 2023, compared with $309.9 million for the three months ended September 30, 2022, representing a decrease of (4)%. The decrease in employee compensation and benefits expense was primarily a result of a decrease in revenues for the quarter when compared with the same quarter last year. The Compensation Ratio was 63.5% for the three months ended September 30, 2023, compared with 63.3% for the three months ended September 30, 2022. Non-compensation expense, as a component of operating expenses, was $80.2 million for the three months ended September 30, 2023, compared with $90.3 million for the three months ended September 30, 2022, representing a decrease of (11)%. The decrease in non-compensation expense was the result of a decrease in depreciation and amortization and other operating expenses.

Other (income)/expense, net decreased (165)% to $(3.3) million for the three months ended September 30, 2023, compared with $5.1 million for the three months ended September 30, 2022. This was primarily due to a gain recognized in association with earnout liability settlements made during the three months ended September 30, 2023, compared with losses recognized during the three months ended September 30, 2022 driven by an increase in the fair value of an earnout liability for one of our previous acquisitions and an unfavorable periodic warrant revaluation.

The provision for income taxes for the three months ended September 30, 2023 was $26.5 million, which reflected an effective tax rate of 28.4%. The provision for income taxes for the three months ended September 30, 2022 was $23.5 million which reflected an effective tax rate of 27.9%.
Six Months Ended September 30, 2023 versus September 30, 2022

Revenues were $882.8 million for the six months ended September 30, 2023, compared with $908.2 million for the six months ended September 30, 2022, representing a decrease of (3)%. For the six months ended September 30, 2023, CF revenues decreased (12)%, FR revenues increased 35%, and FVA revenues decreased (11)% when compared with the six months ended September 30, 2022.

Operating expenses were $719.2 million for the six months ended September 30, 2023, compared with $741.2 million for the six months ended September 30, 2022, a decrease of (3)%. Employee compensation and benefits expense, as a component of operating expenses, was $560.0 million for the six months ended September 30, 2023, compared with $575.6 million for the six months ended September 30, 2022, a decrease of (3)%. The decrease in employee compensation and benefits expense was primarily a result of lower revenues when compared with the same period last year. The Compensation Ratio was 63.4% for the six months ended September 30, 2023, compared with 63.4% for the six months ended September 30, 2022. Non-compensation expense, as a component of operating expenses, was $159.2 million for the six months ended September 30, 2023, compared with $165.6 million for the six months ended September 30, 2022, a decrease of (4)%. The decrease in non-compensation expense was the result of a decrease in depreciation and amortization and other operating expenses.

Other (income)/expense, net decreased (192)% to $(6.3) million for the six months ended September 30, 2023, compared with $6.9 million for the six months ended September 30, 2022, primarily due to the aforementioned quarterly fluctuation, in addition to an increase in interest income and dividend income generated by our investment securities and gains recognized on various investment securities.

The provision for income taxes for the six months ended September 30, 2023 was $41.5 million, which reflected an effective tax rate of 24.4%. The provision for income taxes for the six months ended September 30, 2022 was $28.6 million, which reflected an effective tax rate of 17.9%. The increase in the Company's tax rate during the six months ended September 30, 2023 relative to the same period in 2022 was primarily a result of the release of the provision for an uncertain tax position as a result of the successful closure of a state audit that occurred during the six months ended September 30, 2022 and did not repeat during the six months ended September 30, 2023.

Business Segments
The following table presents revenues, expenses and contributions from our continuing operations by business segment. The revenues by segment represent each segment’s revenues, and the profit by segment represents profit for each segment before corporate expenses, other (income)/expense, net, and income taxes.

	Three Months Ended September 30,			Six Months Ended September 30,
($ in thousands)	2023	2022	Change	2023	2022	Change
Revenues by segment
Corporate Finance	$281,684	$315,016	(11)%	$508,735	$578,967	(12)%
Financial Restructuring	114,670	97,694	17%	238,038	176,532	35%
Financial and Valuation Advisory	70,635	76,827	(8)%	136,045	152,682	(11)%
Revenues	$466,989	$489,537	(5)%	$882,818	$908,181	(3)%

Segment profit (1)
Corporate Finance	$90,517	$93,794	(3)%	$152,139	$185,359	(18)%
Financial Restructuring	32,499	17,563	85%	76,093	44,259	72%
Financial and Valuation Advisory	19,593	26,169	(25)%	34,492	45,203	(24)%
Total segment profit	142,609	137,526	4%	262,724	274,821	(4)%
Corporate expenses (2)	52,332	48,155	9%	99,100	107,880	(8)%
Other (income)/expense, net	(3,296)	5,104	(165)%	(6,301)	6,853	(192)%
Income before provision for income taxes	$93,573	$84,267	11%	$169,925	$160,088	6%

Segment metrics
Number of Managing Directors
Corporate Finance	211	210	—%	211	210	—%
Financial Restructuring	60	56	7%	60	56	7%
Financial and Valuation Advisory	40	40	—%	40	40	—%
Number of closed transactions/Fee Events (3)
Corporate Finance	117	114	3%	212	238	(11)%
Financial Restructuring	31	24	29%	61	40	53%
Financial and Valuation Advisory	852	890	(4)%	1,255	1,404	(11)%
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
Corporate Finance
Three Months Ended September 30, 2023 versus September 30, 2022

Revenues for CF were $281.7 million for the three months ended September 30, 2023, compared with $315.0 million for the three months ended September 30, 2022, representing a decrease of (11)%. Revenues decreased due to a decrease in the average transaction fee on closed transactions, which was driven by transaction mix, and did not represent a trend in the average transaction fee on closed transactions.

Segment profit for CF was $90.5 million for the three months ended September 30, 2023, compared with $93.8 million for the three months ended September 30, 2022, representing a decrease of (3)%. Profitability decreased  primarily as a result of a decrease in revenues when compared to the same quarter last year.

Six Months Ended September 30, 2023 versus September 30, 2022
Revenues for CF were $508.7 million for the six months ended September 30, 2023, compared with $579.0 million for the six months ended September 30, 2022, representing a decrease of (12)%. Revenues decreased primarily due to a decrease in the number of closed transactions, which was driven by softness in the M&A markets.

Segment profit for CF was $152.1 million for the six months ended September 30, 2023, compared with $185.4 million for the six months ended September 30, 2022, representing a decrease of (18)%. Profitability decreased primarily as a result of a decrease in revenues and higher non-compensation expenses when compared to the same quarter last year.
Financial Restructuring
Three Months Ended September 30, 2023 versus September 30, 2022

Revenues for FR were $114.7 million for the three months ended September 30, 2023, compared with $97.7 million for the three months ended September 30, 2022, representing an increase of 17%. Revenues increased primarily due to an increase in the number of closed transactions during the quarter, which was driven by favorable market conditions for restructuring transactions.

Segment profit for FR was $32.5 million for the three months ended September 30, 2023, compared with $17.6 million for the three months ended September 30, 2022, an increase of 85%. Profitability increased primarily as a result of higher revenues and lower compensation expenses as a percentage of revenues when compared to the same quarter last year.
Six Months Ended September 30, 2023 versus September 30, 2022
Revenues for FR were $238.0 million for the six months ended September 30, 2023, compared with $176.5 million for the six months ended September 30, 2022, representing an increase of 35%. The increase in revenues was a result of an increase in the number of closed transactions, which was driven by favorable market conditions for restructuring transactions. This increase was partially offset by a reduction in the average transaction fee when compared to the same period last year, which was driven by transaction mix, and did not represent a trend in the average transaction fee on closed transactions.

Segment profit for FR was $76.1 million for the six months ended September 30, 2023, compared with $44.3 million for the six months ended September 30, 2022, an increase of 72%. Profitability increased primarily as a result of higher revenues and lower compensation expenses as a percentage of revenues when compared to the same period last year.
Financial and Valuation Advisory
Three Months Ended September 30, 2023 versus September 30, 2022

Revenues for FVA were $70.6 million for the three months ended September 30, 2023, compared with $76.8 million for the three months ended September 30, 2022, representing a decrease of (8)%. Revenues decreased primarily due to a decrease in the number of Fee Events. The decrease in the number of Fee Events was driven by softness in the M&A markets, which affected one or more of the service lines within our FVA business.

Segment profit for FVA was $19.6 million for the three months ended September 30, 2023, compared with $26.2 million for the three months ended September 30, 2022, a decrease of (25)%. Profitability decreased primarily as a result of lower revenues and higher non-compensation expenses when compared to the same quarter last year.
Six Months Ended September 30, 2023 versus September 30, 2022
Revenues for FVA were $136.0 million for the six months ended September 30, 2023, compared with $152.7 million for the three months ended September 30, 2022, representing a decrease of (11)%. The decrease in revenues was due to a decrease in the number of Fee Events. The decrease in the number of Fee Events was driven by softness in the M&A markets, which affected one or more of the service lines within our FVA business.

Segment profit for FVA was $34.5 million for the six months ended September 30, 2023, compared with $45.2 million for the three months ended September 30, 2022, a decrease of (24)%. Profitability decreased primarily as a result of lower revenues and an increase in non-compensation expenses when compared to the same period last year.

Corporate Expenses
Three Months Ended September 30, 2023 versus September 30, 2022

Corporate expenses were $52.3 million for the three months ended September 30, 2023, compared with $48.2 million for the three months ended September 30, 2022. This 9% increase was driven by increased compensation expenses when compared to the same quarter last year.
Six Months Ended September 30, 2023 versus September 30, 2022
Corporate expenses were $99.1 million for the six months ended September 30, 2023, compared with $107.9 million for the three months ended September 30, 2022. This (8)% decrease was driven primarily by decreased non-compensation expenses when compared to the same period last year, due to a decrease in depreciation and amortization expense.

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

Our cash and cash equivalents include cash held at banks. We maintain moderate levels of cash on hand in support of regulatory requirements for our registered broker-dealer. As of September 30, 2023 and March 31, 2023, we had $392.1 million and $475.0 million of cash in foreign subsidiaries, respectively. Our excess cash may be invested from time to time in short-term investments, including treasury securities, commercial paper, certificates of deposit, and investment grade corporate and government debt securities. Please refer to Note 6 for further detail.

As of September 30, 2023 and March 31, 2023, our restricted cash, cash and cash equivalents, and investment securities were as follows:

(In thousands)	September 30, 2023	March 31, 2023
Cash and cash equivalents	$493,929	$714,439
Investment securities	31,214	37,309
Total unrestricted cash and cash equivalents, including investment securities	525,143	751,748
Restricted cash (1)	373	373
Total cash, cash equivalents, and restricted cash, including investment securities	$525,516	$752,121
(1)Represents a deposit in support of a letter of credit issued for our Frankfurt office.

Our liquidity is highly dependent upon cash receipts from clients that are generally dependent upon the successful completion of transactions, as well as the timing of receivables collections, which typically occur within 60 days of billing. As of September 30, 2023, accounts receivable, net of credit losses was $152.2 million. As of September 30, 2023, unbilled work in progress, net of credit losses was $133.8 million.

On August 23, 2019, the Company entered into a syndicated revolving line of credit with the Bank of America, N.A. and certain other financial institutions party thereto, which was amended by the First Amendment to Credit Agreement dated as of August 2, 2022 (the "HLI Line of Credit"), which allows for borrowings of up to $100.0 million (and, subject to certain conditions, provides the Company with an uncommitted expansion option, which, if exercised in full, would provide for a total credit facility of $200.0 million), and matures on August 23, 2025. As of September 30, 2023 and March 31, 2023, no principal was outstanding under the HLI Line of Credit. Borrowings under the HLI Line of Credit bear interest at a floating rate, which can be either, at the Company’s option, (i) Term Secured Overnight Financing Rate (“SOFR”) plus a 0.10% SOFR adjustment plus a 1.00% margin or (ii) base rate, which is the highest of (a) the Federal Funds Rate plus one-half of one percent (0.50%), (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (c) Term SOFR plus a 0.10% SOFR adjustment. Commitment fees apply to unused amounts, and the HLI Line of Credit contains debt covenants which require that the Company maintain certain financial ratios. The loan agreement requires compliance with certain loan covenants including but not limited to the maintenance of minimum consolidated earnings before interest, taxes, depreciation and amortization of no less than $150 million as of the end of any quarterly 12-month period and certain leverage ratios including a consolidated leverage ratio of less than 2.00 to 1.00. As of September 30, 2023, we were, and expect to continue to be, in compliance with such covenants.

The majority of the Company's payment obligations and commitments pertain to routine operating leases. The Company also has various obligations relating to notes payable and contingent consideration issued in connection with businesses previously acquired (see Note 10 included in Part I, Item 1 of this Form 10-Q).

In connection with certain acquisitions, certain employees may be entitled to deferred consideration, primarily in the form of retention payments, should certain service and/or performance conditions be met in the future. As a result of these conditions, such deferred consideration would be expensed as compensation in current and future periods and a portion thereof has been accrued as liabilities on the Consolidated Balance Sheets as of September 30, 2023 and March 31, 2023.

The Company entered into a settlement agreement (the “Settlement) with the Securities and Exchange Commission (“SEC”) to resolve an investigation of the Company’s compliance with records preservation requirements related to business communications sent over off-channel electronic messaging platforms, as described in our 2023 Annual Report. The terms of the Settlement are consistent with previously and subsequently announced settlements between firms similar to the Company and the SEC relating to these issues. In the Settlement, the Company agreed to a cease and desist order, admitted the SEC’s factual findings, agreed to pay a civil monetary penalty of $15.0 million, and to comply with certain undertakings, including retaining an independent compliance consultant, related to retention of electronic communications as enumerated in the Settlement. As described in our 2023 Annual Report, the Company recognized a $15 million accrual in other (income)/expense, net for the fourth fiscal quarter and fiscal year ended March 31, 2023, relating to the Settlement, which was paid in August, 2023.
Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of our incentive compensation during the first and third quarters of each fiscal year. A summary of our operating, investing, and financing cash flows is as follows:

	Six Months Ended September 30,
(In thousands)	2023	2022	Change
Operating activities:
Net income	$128,421	$131,512	(2)%
Non-cash charges	113,209	132,202	(14)%
Other operating activities	(239,378)	(456,631)	(48)%
Net cash provided by/(used) in operating activities	2,252	(192,917)	(101)%
Net cash provided by/(used in) investing activities	(32,974)	53,465	(162)%
Net cash (used in) financing activities	(178,833)	(168,937)	6%
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(10,955)	(21,502)	(49)%
Net decrease in cash, cash equivalents, and restricted cash	(220,510)	(329,891)	(33)%
Cash, cash equivalents, and restricted cash — beginning of period	714,812	834,070	(14)%
Cash, cash equivalents, and restricted cash — end of period	$494,302	$504,179	(2)%
Six Months Ended September 30, 2023
Operating activities resulted in a net inflow of $2.3 million, primarily attributable to net income plus equity and liability classified share awards issued, almost entirely offset by cash bonus payments paid in May, 2023. Investing activities resulted in a net outflow of $(33.0) million, primarily attributable to purchases of property and equipment, net. Financing activities resulted in a net outflow of $(178.8) million, primarily attributable to dividends paid and payments made to settle employee tax obligations on share-based awards.
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
Risks Related to Cash and Short-Term Investments
Our cash is maintained in U.S. and non-U.S. bank accounts. We have exposure to foreign exchange risks through all of our international affiliates and some of our investments. However, we believe our cash is not subject to any material interest rate risk, equity price risk, credit risk or other market risk. Consistent with our past practice, we expect to maintain our cash in bank accounts or highly liquid securities.
Exchange Rate Risk
The exchange rate of the U.S. dollar relative to the currencies in the non-U.S. countries in which we operate may have an effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities and, therefore, be reflected as a change in other comprehensive income. Our non-U.S. assets and liabilities that are sensitive to exchange rates consist primarily of trade payables and receivables, work in progress, and cash. The net impact of the fluctuation of foreign currencies in other comprehensive income within the Consolidated Statements of Comprehensive Income was $(19,883) and $(28,554) during the three months ended September 30, 2023 and 2022, respectively, and $(16,909) and $(50,863) during the six months ended September 30, 2023 and 2022, respectively.

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

From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of September 30, 2023 we had three foreign currency forward contracts outstanding between the U.S. dollar and the pound sterling with an aggregate notional value of $35.2 million and two foreign currency forward contracts outstanding between the euro and the pound sterling with a notional value of €9.4 million. As of September 30, 2022, we had two foreign currency forward contracts outstanding between the pound sterling and the euro with notional values of €7.5 million and €0.5 million. The change in fair value of these contracts represented a loss included in Other operating expenses of $(1,217) and $(232) during the three months ended September 30, 2023 and September 30, 2022, respectively.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during the fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On August 14, 2023, the Company issued 54,655 shares of Class B common stock to certain former employees of a business acquired in 2020. The Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering and received no proceeds in connection with this issuance.

Purchases of Equity Securities
The following table summarizes all of the repurchases of Houlihan Lokey, Inc. equity securities during the quarter ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2023 - July 31, 2023 (2)	3,026	$104.38	—	$482,657,397
August 1, 2023 - August 31, 2023 (3)	123,865	101.76	123,500	470,088,910
September 1, 2023 - September 30, 2023 (4)	115,612	107.06	115,600	457,712,992
Total	242,503	$104.32	239,100	$457,712,992
(1)The shares of Class A common stock repurchased through this program have been retired. In April 2022, the Company’s board of directors authorized a replacement program to the previous July 2021 share repurchase program, which provides for share repurchases of a new aggregate amount of up to $500 million of the Company's Class A common stock and Class B common stock.
(2)Total Number of Shares Purchased consists of 3,026 unvested shares of Class B common stock at an average price per share of $104.38, which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards.
(3)Total Number of Shares Purchased consists of 365 unvested shares of Class B common stock at an average price per share of $99.54, which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards.
(4)Total Number of Shares Purchased consists of 12 unvested shares of Class B common stock at an average price per share of $107.82, which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a) None.
(b) None.
(c) On August 22, 2023, Christopher Crain, Secretary and General Counsel, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 4,000 shares of the Company's common stock until November 30, 2024.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

3.1	Second Amended and Restated Certificate of Incorporation of Houlihan Lokey, Inc., dated September 21, 2023.	8-K	001-37537	3.1	9/22/23
3.2	Amended and Restated Bylaws of the Company, dated July 26, 2023.	8-K	001-37537	3.1	8/1/23
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.					*
32.1	Section 1350 Certification of Chief Executive Officer.					**
32.2	Section 1350 Certification of Chief Financial Officer.					**
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104.1	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOULIHAN LOKEY, INC.

Date:	November 8, 2023	/s/ SCOTT L. BEISER
Scott L. Beiser
Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2023	/s/ J. LINDSEY ALLEY
J. Lindsey Alley
Chief Financial Officer
(Principal Financial and Accounting Officer)