Form 10-Q
period 2023-12-31
HOULIHAN LOKEY, INC.
filed 2024-02-08
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of February 5, 2024, the registrant had 52,119,187 shares of Class A common stock, $0.001 par value per share, and 16,993,327 shares of Class B common stock, $0.001 par value per share, outstanding.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share data and par value)	December 31, 2023	March 31, 2023
Assets
Cash and cash equivalents	$555,532	$714,439
Restricted cash	373	373
Investment securities	35,367	37,309
Accounts receivable, net of allowance for credit losses of $9,317 and $8,773, respectively	152,755	182,029
Unbilled work in progress, net of allowance for credit losses of $9,941 and $5,622, respectively	174,178	115,045
Income taxes receivable	32,898	17,693
Deferred income taxes	103,472	104,941
Property and equipment, net	130,696	88,345
Operating lease right-of-use assets	356,595	333,877
Goodwill	1,128,610	1,087,784
Other intangible assets, net	199,941	203,370
Other assets	88,491	83,609
Total assets	$2,958,908	$2,968,814

Liabilities and stockholders' equity
Liabilities:
Accrued salaries and bonuses	$575,088	$765,877
Accounts payable and accrued expenses	100,319	113,421
Deferred income	41,014	40,695
Deferred income taxes	3,269	544
Operating lease liabilities	420,107	374,869
Other liabilities	49,808	60,111
Total liabilities	1,189,605	1,355,517

Commitments and contingencies (Note 17)
Stockholders' equity:
Class A common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 52,027,676 and 50,638,924 shares, respectively	52	51
Class B common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 17,114,509 and 18,048,345 shares, respectively	17	18
Additional paid-in capital	701,996	642,970
Retained earnings	1,121,387	1,033,072
Accumulated other comprehensive loss	(54,149)	(62,814)
Total stockholders' equity	1,769,303	1,613,297
Total liabilities and stockholders' equity	$2,958,908	$2,968,814
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except share and per share data)	2023	2022	2023	2022
Revenues	$511,130	$456,499	$1,393,948	$1,364,680
Operating expenses:
Employee compensation and benefits	324,039	289,348	884,064	864,942
Travel, meals, and entertainment	17,325	14,271	47,494	37,691
Rent	19,002	12,852	55,418	37,927
Depreciation and amortization	6,657	13,256	20,275	51,874
Information technology and communications	15,443	14,751	43,319	38,924
Professional fees	14,853	7,795	35,269	23,862
Other operating expenses	17,271	20,053	47,945	58,346
Total operating expenses	414,590	372,326	1,133,784	1,113,566
Operating income	96,540	84,173	260,164	251,114
Other (income)/expense, net	(6,035)	563	(12,336)	7,416
Income before provision for income taxes	102,575	83,610	272,500	243,698
Provision for income taxes	31,772	20,559	73,276	49,135
Net income	70,803	63,051	199,224	194,563
Other comprehensive income, net of tax:
Foreign currency translation adjustments	25,574	24,204	8,665	(26,659)
Comprehensive income attributable to Houlihan Lokey, Inc.	$96,377	$87,255	$207,889	$167,904

Attributable to Houlihan Lokey, Inc. common stockholders:
Weighted average shares of common stock outstanding:
Basic	64,411,668	63,381,024	64,258,216	63,360,741
Fully diluted	67,886,301	69,725,692	67,896,302	69,453,588
Earnings per share (Note 13)
Basic	$1.10	$0.99	$3.10	$3.07
Fully diluted	$1.04	$0.90	$2.93	$2.80

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – October 1, 2023	51,565,992	$52	17,427,625	$17	$638,404	$1,087,326	$(79,723)	$1,646,076
Shares issued	—	—	165,834	—	20,955	—	—	20,955
Stock compensation vesting (Note 14)	—	—	—	—	42,735	—	—	42,735
Dividends	—	—	—	—	—	(36,742)	—	(36,742)
Conversion of Class B to Class A shares	461,684	—	(461,684)	—	—	—	—	—
Other shares repurchased/forfeited	—	—	(17,266)	—	(98)	—	—	(98)
Net income	—	—	—	—	—	70,803	—	70,803
Change in unrealized translation	—	—	—	—	—	—	25,574	25,574
Total comprehensive income	—	—	—	—	—	70,803	25,574	96,377
Balances – December 31, 2023	52,027,676	$52	17,114,509	$17	$701,996	$1,121,387	$(54,149)	$1,769,303

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – October 1, 2022	49,780,875	$50	18,874,122	$19	$559,605	$981,204	$(94,210)	$1,446,668
Shares issued	—	—	91,435	—	3,505	—	—	3,505
Stock compensation vesting (Note 14)	—	—	—	—	39,523	—	—	39,523
Dividends	—	—	—	—	—	(36,009)	—	(36,009)
Conversion of Class B to Class A shares	670,268	1	(670,268)	(1)	—	—	—	—
Other shares repurchased/forfeited	(100,000)	(1)	(23,456)	—	(284)	—	—	(285)
Net income	—	—	—	—	—	63,051	—	63,051
Change in unrealized translation	—	—	—	—	—	—	24,204	24,204
Total comprehensive income	—	—	—	—	—	63,051	24,204	87,255
Balances – December 31, 2022	50,351,143	$50	18,271,833	$18	$602,349	$1,008,246	$(70,006)	$1,540,657
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2023	50,638,924	$51	18,048,345	$18	$642,970	$1,033,072	$(62,814)	$1,613,297
Shares issued	—	—	1,778,026	1	31,766	—	—	31,767
Stock compensation vesting (Note 14)	—	—	—	—	121,745	—	—	121,745
Dividends	—	—	—	—	—	(110,909)	—	(110,909)
Conversion of Class B to Class A shares	1,621,243	1	(1,621,243)	(1)	—	—	—	—
Shares issued to non-employee directors (Note 14)	6,609	—	—	—	587	—	—	587
Other shares repurchased/forfeited	(239,100)	—	(1,090,619)	(1)	(95,072)	—	—	(95,073)
Net income	—	—	—	—	—	199,224	—	199,224
Change in unrealized translation	—	—	—	—	—	—	8,665	8,665
Total comprehensive income	—	—	—	—	—	199,224	8,665	207,889
Balances – December 31, 2023	52,027,676	$52	17,114,509	$17	$701,996	$1,121,387	$(54,149)	$1,769,303

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2022	49,853,564	$50	17,649,555	$18	$564,761	$922,223	$(43,347)	$1,443,705
Shares issued	—	—	2,396,325	2	9,524	—	—	9,526
Stock compensation vesting (Note 14)	—	—	—	—	118,885	—	—	118,885
Dividends	—	—	—	—	—	(108,540)	—	(108,540)
Conversion of Class B to Class A shares	1,168,127	1	(1,168,127)	(1)	—	—	—	—
Shares issued to non-employee directors (Note 14)	6,739	—	—	—	570	—	—	570
Other shares repurchased/forfeited	(677,287)	(1)	(605,920)	(1)	(91,391)	—	—	(91,393)
Net income	—	—	—	—	—	194,563	—	194,563
Change in unrealized translation	—	—	—	—	—	—	(26,659)	(26,659)
Total comprehensive income	—	—	—	—	—	194,563	(26,659)	167,904
Balances – December 31, 2022	50,351,143	$50	18,271,833	$18	$602,349	$1,008,246	$(70,006)	$1,540,657
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended December 31,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$199,224	$194,563
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	3,661	(10,985)
Provision for bad debts, net	9,353	11,676
Unrealized losses on investment securities	(701)	4,264
Non-cash lease expense	26,528	17,988
Depreciation and amortization	20,275	51,874
Contingent consideration valuation	(969)	2,869
Compensation expense – equity and liability classified share awards (Note 14)	126,123	122,766
Changes in operating assets and liabilities:
Accounts receivable	26,331	(234)
Unbilled work in progress	(63,451)	(52,742)
Other assets	(4,643)	(17,896)
Accrued salaries and bonuses	(191,814)	(312,888)
Accounts payable and accrued expenses and other	(31,379)	(49,109)
Deferred income	319	11,823
Income taxes payable	(15,709)	(75,844)
Net cash provided by/(used) in operating activities	103,148	(101,875)
Cash flows from investing activities:
Purchases of investment securities	(3,420)	(14,496)
Sales or maturities of investment securities	6,062	82,600
Acquisition of business, net of cash acquired	(3,853)	—
Purchase of property and equipment, net	(54,507)	(31,646)
Net cash provided by/(used in) investing activities	(55,718)	36,458
Cash flows from financing activities:
Dividends paid	(112,900)	(108,043)
Share repurchases	(24,952)	(49,091)
Payments to settle employee tax obligations on share-based awards	(70,120)	(42,283)
Earnouts paid	(7,053)	(6,272)
Loans payable to former shareholders redeemed	—	(232)
Repayments of loans to non-affiliates	—	(2,488)
Other financing activities	587	570
Net cash used in financing activities	(214,438)	(207,839)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	8,101	(11,019)
Net decrease in cash, cash equivalents, and restricted cash	(158,907)	(284,275)
Cash, cash equivalents, and restricted cash – beginning of period	714,812	834,070
Cash, cash equivalents, and restricted cash – end of period	$555,905	$549,795

Supplemental disclosures of non-cash activities:
Shares issued via vesting of liability classified awards	$5,176	$5,955
Shares issued as consideration for acquisition	19,343	—
Cash acquired through acquisitions	$228	$—
Cash paid during the period:
Interest	$319	$3,261
Taxes, net of refunds	$85,324	$135,919
Regulatory fines and penalties	$15,000	$—
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

The Company offers financial services and financial advice to a broad clientele through more than thirty offices in the United States of America, South America, Europe, the Middle East, and the Asia-Pacific region. The Company earns professional fees by providing focused services across the following three business segments:

•Corporate Finance ("CF") provides general financial advisory services, advice on mergers and acquisitions and capital markets offerings. We advise public and private institutions on a wide variety of situations, including buy-side and sell-side M&A transactions, as well as leveraged loans, private mezzanine debt, high-yield debt, initial public offerings, follow-ons, convertibles, equity private placements, and private equity, and advise financial sponsors on all types of transactions. The majority of our CF revenues consists of fees paid upon the successful completion of the transaction or engagement ("Completion Fees"). A CF transaction can fail to be completed for many reasons that are outside of our control. In these instances, our fees are generally limited to the fees paid at the time an engagement letter is signed ("Retainer Fees") and in some cases fees paid during the course of the engagement ("Progress Fees") that may have been received.

•Financial Restructuring ("FR") provides advice to debtors, creditors and other parties-in-interest in connection with recapitalization/deleveraging transactions implemented through bankruptcy proceedings and out-of-court exchanges, consent solicitations or other mechanisms, as well as in distressed mergers and acquisitions and capital markets activities. As part of these engagements, our FR business segment offers a wide range of advisory services to our clients, including: the structuring, negotiation, and confirmation of plans of reorganization; structuring and analysis of exchange offers; liability management transactions; corporate viability assessment; dispute resolution and expert testimony; and procuring debtor-in-possession financing. Although atypical, FR transactions can fail to be completed for many reasons that are outside of our control. In these instances, our fees are generally limited to the Retainer Fees and/or Progress Fees.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP"), pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"), and include all information and footnotes required for consolidated financial statement presentation. The results of operations for the nine months ended December 31, 2023 are not necessarily indicative of the results of operations to be expected for the fiscal year ending March 31, 2024. The unaudited interim consolidated financial statements and notes to consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (the "2023 Annual Report").
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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of December 31, 2023 we had one foreign currency forward contract outstanding between the U.S. dollar and the pound sterling with an aggregate notional value of $2.0 million. As of December 31, 2022, we had one foreign currency forward contract outstanding between the pound sterling and the euro with a notional value of €15.3 million. The change in fair value of these contracts represented a net gain/(loss) included in Other operating expenses of $11 and $(589) during the three months ended December 31, 2023 and December 31, 2022, respectively.

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

Cash and Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash held at banks and highly liquid investments with original maturities of three months or less. As of December 31, 2023 and March 31, 2023, the Company had cash balances with banks in excess of insured limits. The Company believes it is not exposed to any significant credit risk with respect to Cash and cash equivalents.

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

	December 31, 2023	March 31, 2023
Cash and cash equivalents	$555,532	$714,439
Restricted cash (1)	373	373
Total cash, cash equivalents, and restricted cash	$555,905	$714,812
(1)Restricted cash as of December 31, 2023 and March 31, 2023 consisted of a cash secured letter of credit issued for our Frankfurt office.

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
Goodwill is reviewed annually during the fourth quarter for impairment and more frequently if potential impairment indicators exist. Goodwill is reviewed for impairment in accordance with ASC Topic 350, Intangibles – Goodwill and Other, as amended by Accounting Standards Update ("ASU") No. 2017-04, Simplifying the Test for Goodwill Impairment, which permits management to perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit is less than its corresponding carrying value. If management determines the reporting unit's fair value is more likely than not less than its carrying value, a quantitative analysis will be performed to compare the fair value of the reporting unit with its corresponding carrying value. If the conclusion of the quantitative analysis is that the fair value is in fact less than the carrying value, management will recognize a goodwill impairment charge for the amount by which the reporting unit’s carrying value exceeds its fair value. Impairment testing of goodwill requires a significant amount of judgment in assessing both qualitative factors and if necessary, quantitative factors used to estimate the fair value of the reporting unit. As of December 31, 2023, management concluded that it was not more likely than not that the Company’s reporting units’ fair value was less than their carrying amount and no further quantitative impairment testing had been considered necessary.

Indefinite-lived intangible assets are reviewed annually for impairment in accordance with ASU 2012-02, Testing Indefinite-lived Intangible Assets for Impairment, which provides management the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. As of December 31, 2023, management concluded that it was not more likely than not that the fair values were less than the carrying values.

Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group (inclusive of other long-lived assets) be tested for possible impairment, management first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of December 31, 2023, no events or changes in circumstances were identified that indicated that the carrying amount of the finite-lived intangible assets were not recoverable.

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

The change in the Company’s contract assets and liabilities during the period primarily reflects the timing difference between the Company’s performance and the customer’s payment. The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	April 1, 2023	Increase/(Decrease)	December 31, 2023
Receivables (1)	$175,023	$(29,846)	$145,177
Unbilled work in progress, net of allowance for credit losses	115,045	59,133	174,178
Contract Assets (1)	7,006	572	7,578
Contract Liabilities (2)	40,695	319	41,014
(1)Included within Accounts receivable, net of allowance for credit losses in the December 31, 2023 Consolidated Balance Sheets.
(2)Included within Deferred income in the December 31, 2023 Consolidated Balance Sheets.

During the three and nine months ended December 31, 2023, $4.1 million and $24.8 million of Revenues, respectively, were recognized that were included in the Deferred income balance at the beginning of the period.

As a practical expedient, the Company does not disclose information about remaining performance obligations pertaining to (i) contracts that have an original expected duration of one year or less, and/or (ii) contracts where the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that is or forms part of a single performance obligation. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at December 31, 2023.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 4 — Related Party Transactions
The Company provides financial advisory services to certain related parties, and received fees for these services totaling approximately $6,686 and $8,223 for the three and nine months ended December 31, 2023, respectively. Accounts receivable and Unbilled work in progress in the accompanying Consolidated Balance Sheets include amounts pertaining to these services of $422 and $6,554 as of December 31, 2023, respectively.
Other assets in the accompanying Consolidated Balance Sheets includes loans receivable from certain employees of $29,522 and $28,869 as of December 31, 2023 and March 31, 2023, respectively.
Note 5 — Fair Value Measurements
The following table presents information about the Company's financial assets, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	December 31, 2023
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$20,913	$—	$20,913
U.S. treasury securities	—	13,928	—	13,928
Certificates of deposit	—	526	—	526
Total assets measured at fair value	$—	$35,367	$—	$35,367

	March 31, 2023
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$23,617	$—	$23,617
U.S. treasury securities	—	12,990	—	12,990
Common stock	184	—	—	184
Certificates of deposit	—	518	—	518
Total assets measured at fair value	$184	$37,125	$—	$37,309

The Company had no transfers between fair value levels during the nine months ended December 31, 2023.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 6 — Investment Securities
The amortized cost and gross unrealized gains (losses) of marketable investment securities accounted under the fair value method were as follows:

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value (1)
Corporate debt securities	$21,790	$16	$(893)	$20,913
U.S. treasury securities	14,103	148	(323)	13,928
Certificates of deposit	526	—	—	526
Total securities with unrealized gains/(losses)	$36,419	$164	$(1,216)	$35,367

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value (1)
Corporate debt securities	$24,936	$6	$(1,325)	$23,617
U.S. treasury securities	13,400	15	(425)	12,990
Common stock	768	—	(584)	184
Certificates of deposit	518	—	—	518
Total securities with unrealized gains/(losses)	$39,622	$21	$(2,334)	$37,309

Scheduled maturities of the debt securities held by the Company included within the investment securities portfolio were as follows:

	December 31, 2023		March 31, 2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$5,364	$5,332	$6,243	$6,254
Due within years two through five	31,055	30,035	33,379	31,055
Total debt within the investment securities portfolio	$36,419	$35,367	$39,622	$37,309
Note 7 — Allowance for Credit Losses
The following table presents information about the Company's allowance for credit losses:

December 31, 2023
Beginning balance	$14,395
Provision for bad debt, net	9,353
Recovery/(write-off) of uncollectible accounts, net	(4,490)
Ending balance	$19,258

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 8 — Property and Equipment
Property and equipment, net of accumulated depreciation consists of the following:

	December 31, 2023	March 31, 2023
Equipment	$12,625	$10,178
Furniture and fixtures	21,678	19,508
Leasehold improvements	144,382	107,156
Computers and software	13,646	12,086
Other	7,859	7,411
Total cost	200,190	156,339
Less: accumulated depreciation	(69,494)	(67,994)
Total net book value	$130,696	$88,345
Additions to property and equipment during the nine months ended December 31, 2023 were primarily related to leasehold improvement costs incurred.
Depreciation expense of $5,097 and $2,890 was recognized for the three months ended December 31, 2023 and 2022, respectively, and $12,000 and $10,118 was recognized for the nine months ended December 31, 2023 and 2022, respectively.
Note 9 — Goodwill and Other Intangible Assets
The following table provides a reconciliation of Goodwill and other intangibles, net reported on the Consolidated Balance Sheets.

	Useful Lives	December 31, 2023	March 31, 2023
Goodwill	Indefinite	$1,128,610	$1,087,784
Tradename-Houlihan Lokey	Indefinite	192,210	192,210
Other intangible assets	Varies	99,010	93,917
Total cost		1,419,830	1,373,911
Less: accumulated amortization		(91,279)	(82,757)
Goodwill and other intangibles, net		$1,328,551	$1,291,154

Goodwill attributable to the Company’s business segments is as follows:

	April 1, 2023	Change (1)	December 31, 2023
Corporate Finance	$833,254	$40,826	$874,080
Financial Restructuring	162,815	—	162,815
Financial and Valuation Advisory	91,715	—	91,715
Goodwill	$1,087,784	$40,826	$1,128,610
(1)Changes pertain primarily to the acquisition of 7 Mile Advisors, LLC. See Note 10 for additional information.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Amortization expense of approximately $1,560 and $10,367 was recognized for the three months ended December 31, 2023 and 2022, respectively, and $8,275 and $41,756 for the nine months ended December 31, 2023 and 2022, respectively.

The estimated future amortization for finite-lived intangible assets for each of the next five years and thereafter are as follows:

Year Ended March 31,
Remainder of 2024	$2,486
2025	4,941
2026	—
2027	—
2028 and thereafter	—
Note 10 — Loans Payable
On August 23, 2019, the Company entered into a syndicated revolving line of credit with Bank of America, N.A. and certain other financial institutions party thereto, which was amended by the First Amendment to Credit Agreement dated as of August 2, 2022 (the "HLI Line of Credit"), which allows for borrowings of up to $100.0 million (and, subject to certain conditions, provides the Company with an uncommitted expansion option, which, if exercised in full, would provide for a total credit facility of $200.0 million). and matures on August 23, 2025 (or if such date is not a business day, the immediately preceding business day). Borrowings under the HLI Line of Credit bear interest at a floating rate, which can be either, at the Company's option, (i) Term Secured Overnight Financing Rate ("SOFR") plus a 0.10% SOFR adjustment plus a 1.00% margin or (ii) base rate, which is the highest of (a) the Federal Funds Rate plus one-half of one percent (0.50%), (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (c) Term SOFR plus a 0.10% SOFR adjustment. Commitment fees apply to unused amounts, and the HLI Line of Credit contains debt covenants which require that the Company maintain certain financial ratios. As of December 31, 2023 and March 31, 2023, no principal was outstanding under the 2019 Line of Credit.

In May 2018, the Company acquired BearTooth Advisors. Total consideration included an unsecured note of $2.8 million bearing interest at an annual rate of 2.88% and payable on May 21, 2048. This note was subsequently assigned by the seller to the former BearTooth principals (who became employees of the Company), and, under certain circumstances, is convertible into Company Class B common stock after the fifth anniversary of the closing of the transaction. The Company did not incur interest expense on this note during the three months ended December 31, 2023 and 2022, respectively, and incurred interest expense of $0 and $18 for the nine months ended December 31, 2023 and 2022, respectively.
In December 2019, the Company acquired Freeman & Co. Total consideration included an unsecured note of $4.0 million bearing interest at an annual rate of 2.75% and payable on December 16, 2049. The note issued by the Company to the seller was distributed to the former principals of Freeman & Co. (who became employees of the Company). Under certain circumstances, the note may be exchanged by each principal for Company stock over a four-year period in equal annual installments starting in December 2020. The Company incurred interest expense on this note of $17 and $20 for the three months ended December 31, 2023 and 2022, respectively, and $58 and $61 for the nine months ended December 31, 2023 and 2022, respectively.
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
In July 2021, the Company acquired Baylor Klein, Ltd (“BK”). Contingent consideration was issued in connection with the acquisition of BK, which had a carrying value of $18.5 million and $18.1 million as of December 31, 2023 and March 31, 2023, respectively, which is included in Other liabilities in our Consolidated Balance Sheets.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
In December 2023, the Company acquired 7 Mile Advisors, LLC ("7MA"). Total consideration included an unsecured note of $14.5 million bearing interest at an annual rate of 2.00% and payable on December 11, 2053. The note was issued by the Company to the former principals and sellers of 7MA (who became employees of the Company). Under certain circumstances, the note will be pre-paid to each seller for Company stock over a three-year period in equal annual installments starting in December 2024. The Company incurred interest expense of $16 for the three and nine months ended December 31, 2023. Contingent consideration was also issued in connection with the acquisition of 7MA, which had a carrying value of $4.0 million as of December 31, 2023, and is included in Other liabilities in our Consolidated Balance Sheets.
Note 11 — Accumulated Other Comprehensive (Loss)
Accumulated other comprehensive (loss) is comprised of Foreign currency translation adjustments of $25,574 and $24,204 for the three months ended December 31, 2023 and 2022, respectively, and $8,665 and $(26,659) for the nine months ended December 31, 2023 and 2022, respectively.

Accumulated other comprehensive (loss) as of December 31, 2023 was comprised of the following:

Balance, April 1, 2023	$(62,814)
Foreign currency translation adjustment	8,665
Balance, December 31, 2023	$(54,149)
Note 12 — Income Taxes
The Company’s provision for income taxes was $31,772 and $20,559 for the three months ended December 31, 2023 and 2022, respectively, and $73,276 and $49,135 for the nine months ended December 31, 2023 and 2022, respectively. These represent effective tax rates of 31.0% and 24.6% for the three months ended December 31, 2023 and 2022, respectively, and 26.9% and 20.2% for the nine months ended December 31, 2023 and 2022, respectively.
Note 13 — Earnings Per Share
The calculations of basic and diluted earnings per share attributable to holders of shares of common stock are presented below.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Numerator:
Net income attributable Houlihan Lokey, Inc.	$70,803	$63,051	$199,224	$194,563
Denominator:
Weighted average shares of common stock outstanding — basic	64,411,668	63,381,024	64,258,216	63,360,741
Weighted average number of incremental shares pertaining to unvested restricted stock and issuable in respect of unvested restricted stock units, as calculated using the treasury stock method	3,474,633	6,344,668	3,638,086	6,092,847
Weighted average shares of common stock outstanding — diluted	67,886,301	69,725,692	67,896,302	69,453,588

Basic earnings per share	$1.10	$0.99	$3.10	$3.07
Diluted earnings per share	$1.04	$0.90	$2.93	$2.80

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 14 — Employee Benefit Plans
Defined Contribution Plans
The Company sponsors a 401(k) defined contribution savings plan for its domestic employees and defined contribution retirement plans for its international employees. The Company contributed approximately $3,471 and $5,302 to these plans during the three months ended December 31, 2023 and 2022, respectively, and $9,583 and $9,103 for the nine months ended December 31, 2023 and 2022, respectively.
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
No excess tax benefit was recognized during the three months ended December 31, 2023 and 2022. An excess tax benefit of $7,299 and $8,102 was recognized during the nine months ended December 31, 2023 and 2022, respectively, as a component of the provision for income taxes and an operating activity on the Consolidated Statements of Cash Flows. The excess tax benefits recognized during the nine months ended December 31, 2023 and 2022 were related to shares vested in May 2023 and May 2022, respectively.
The share awards are classified as equity awards at the time of grant unless the number of shares granted is unknown. Awards that are settleable in shares based upon a future determinable stock price are classified as liabilities until the price is established and the resulting number of shares is known, at which time they are re-classified from liabilities to equity awards. Activity in equity-classified share awards which relate to the Company's 2016 Incentive Plan during the nine months ended December 31, 2023 and 2022 was as follows:

Unvested Share Awards	Shares	Weighted Average Grant Date Fair Value
Balance, April 1, 2023	5,281,779	$79.57
Granted	1,244,902	87.60
Vested	(1,639,703)	74.21
Forfeited/Repurchased	(321,337)	84.21
Balance, December 31, 2023	4,565,641	$83.36

Balance, April 1, 2022	4,314,375	$71.42
Granted	2,264,906	84.78
Vested	(1,175,311)	59.77
Forfeited/Repurchased	(98,299)	79.93
Balance, December 31, 2022	5,305,671	$79.55

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Activity in liability-classified share awards during the nine months ended December 31, 2023 and 2022 was as follows:

Awards Settleable in Shares	Fair Value
Balance, April 1, 2023	$11,971
Offer to grant	9,094
Share price determined-converted to cash payments	(3)
Share price determined-transferred to equity grants	(6,172)
Forfeited	—
Balance, December 31, 2023	$14,890

Balance, April 1, 2022	$14,349
Offer to grant	5,318
Share price determined-converted to cash payments	(2,664)
Share price determined-transferred to equity grants	(3,411)
Forfeited	—
Balance, December 31, 2022	$13,592

Activity of our RSUs during the nine months ended December 31, 2023 and 2022 was as follows:

Restricted Stock Units	RSUs	Weighted Average Grant Date Fair Value
RSUs as of April 1, 2023	1,050,646	$95.46
Issued	94,286	87.60
Forfeitures	(32,682)	90.82
Vested	(266,883)	94.38
RSUs as of December 31, 2023	845,367	$95.09

RSUs as of April 1, 2022	1,038,503	$95.27
Issued	50,556	84.55
Forfeitures	(14,275)	96.82
Vested	(24,138)	63.75
RSUs as of December 31, 2022	1,050,646	$95.45

Compensation expenses for the Company associated with both equity-classified and liability-classified awards totaled $43,974 and $40,760 for the three months ended December 31, 2023 and 2022, respectively, and $126,123 and $122,766 for the nine months ended December 31, 2023 and 2022, respectively.

As of December 31, 2023 and 2022, there was $460,973 and $407,168, respectively, of total unrecognized compensation cost related to unvested share awards granted under the 2016 Incentive Plan. These costs are recognized over a weighted average period of 3.2 years and 1.6 years, as of December 31, 2023 and 2022, respectively.

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
Class A Common Stock
During the three months ended December 31, 2023 and 2022, no shares were issued to non-employee directors and 461,684 and 670,268 shares were converted from Class B to Class A, respectively. During the nine months ended December 31, 2023 and 2022, 6,609 and 6,739 shares were issued to non-employee directors, respectively, and 1,621,243 and 1,168,127 shares were converted from Class B to Class A, respectively.

As of December 31, 2023, there were 51,962,741 Class A shares held by the public and 64,935 Class A shares held by non-employee directors. As of December 31, 2022, there were 50,292,817 Class A shares held by the public and 58,326 Class A shares held by non-employee directors.

Class B Common Stock
As of December 31, 2023 and 2022, there were 17,114,509 and 18,271,833 of Class B shares held by the HL Voting Trust, respectively.

Dividends
Previously declared dividends related to unvested shares of $20,110 and $15,322 were unpaid as of December 31, 2023 and 2022, respectively.

Share Repurchases
In April 2022, the board of directors authorized an increase to the existing July 2021 share repurchase program, which provides for share repurchases of a new aggregate amount of up to $500.0 million of the Company's Class A common stock and Class B common stock. As of December 31, 2023, shares with a value of $457.7 million remained available for purchase under the program.

During the three months ended December 31, 2023 and 2022, the Company repurchased 884 and 1,159 shares, respectively, of Class B common stock, to satisfy $95 and $92, respectively, of required withholding taxes in connection with the vesting of restricted awards. During the three months ended December 31, 2022, the Company repurchased 100,000 shares of its outstanding Class A common stock at a weighted average price of $91.68 per share, excluding commissions, for an aggregate purchase price of $9,168. No such repurchases were made during the three months ended December 31, 2023.

During the nine months ended December 31, 2023 and 2022, the Company repurchased 767,716 and 507,621 shares, respectively, of Class B common stock, to satisfy $70,120 and $42,283 of required withholding taxes in connection with the vesting of restricted awards, respectively. During the nine months ended December 31, 2023, the Company repurchased 239,100 shares of its outstanding Class A common stock at a weighted average price of $104.36 per share, excluding commissions, for an aggregate purchase price of $24,952. During the nine months ended December 31, 2022, the Company repurchased 677,287 shares of its outstanding Class A common stock at a weighted average price of $85.74 per share, excluding commissions, for an aggregate purchase price of $58,073.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 16 — Leases
Lessee Arrangements
Operating Leases
We lease real estate and equipment used in operations from third parties. As of December 31, 2023, the remaining term of our operating leases ranged from 1 to 16 years with various automatic extensions.
The following table outlines the maturity of our existing operating lease liabilities on a fiscal year-end basis as of December 31, 2023.

Maturity of Operating Leases

Operating Leases
Remaining 2024	$4,788
2025	44,993
2026	52,663
2027	50,284
2028	49,650
Thereafter	374,473
Total	576,851
Less: present value discount	(156,744)
Operating lease liabilities	$420,107

As of December 31, 2023, the Company has entered into operating leases for additional office space that have not yet commenced for approximately $20.1 million. These operating leases will commence during fiscal year 2024 with a lease term of 5 years to 13 years.
Lease costs

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Operating lease expense	$15,312	$9,152	$41,120	$24,959
Variable lease expense (1)	4,070	3,756	14,783	13,000
Short-term lease expense	42	49	150	136
Less: Sublease income	(422)	(105)	(635)	(168)
Total lease costs	$19,002	$12,852	$55,418	$37,927
(1)Primarily consists of payments for property taxes, common area maintenance and usage based operating costs.
Weighted-average details

	December 31,
	2023	2022
Weighted-average remaining lease term (years)	12	11
Weighted-average discount rate	5.2%	3.7%

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Supplemental cash flow information related to leases:

	Nine Months Ended December 31,
	2023	2022
Operating cash flows:
Cash paid for amounts included in the measurement of Operating lease liabilities	$25,657	$27,165

Non-cash activity:
Operating lease right-of-use assets obtained in exchange of Operating lease liabilities	$19,514	$108,570
Change in Operating lease right-of-use assets due to remeasurement	26,211	1,357
Note 17 — Commitments and Contingencies
The Company has been named in various legal actions arising in the normal course of business. In the opinion of the Company, in consultation with legal counsel, the final resolutions of these matters are not expected to have a material adverse effect on the Company’s financial condition, operations and cash flows.
The Company also provides routine indemnifications relating to certain real estate (office) lease agreements under which it may be required to indemnify property owners for claims and other liabilities arising from the Company’s use of the applicable premises. In addition, the Company guarantees the performance of its subsidiaries under certain office lease agreements. The terms of these obligations vary, and because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the maximum amount that it could be obligated to pay under such contracts. Based on historical experience and evaluation of specific indemnities, management believes that judgments, if any, against the Company related to such matters are not likely to have a material effect on the consolidated financial statements. Accordingly, the Company has not recorded any liability for these obligations as of December 31, 2023 or March 31, 2023.
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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Revenues by segment
Corporate Finance	$310,512	$291,734	$819,247	$870,701
Financial Restructuring	128,565	98,819	366,603	275,351
Financial and Valuation Advisory	72,053	65,946	208,098	218,628
Revenues	$511,130	$456,499	$1,393,948	$1,364,680

Segment profit (1)
Corporate Finance	$93,254	$83,753	$245,393	$269,112
Financial Restructuring	43,284	40,244	119,377	84,503
Financial and Valuation Advisory	14,332	12,357	48,824	57,560
Total segment profit	150,870	136,354	413,594	411,175
Corporate expenses (2)	54,330	52,181	153,430	160,061
Other (income)/expense, net	(6,035)	563	(12,336)	7,416
Income before provision for income taxes	$102,575	$83,610	$272,500	$243,698
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

	December 31, 2023	March 31, 2023
Assets by segment
Corporate Finance	$1,085,331	$1,015,760
Financial Restructuring	182,302	196,289
Financial and Valuation Advisory	179,026	165,395
Total segment assets	1,446,659	1,377,444
Corporate assets	1,512,249	1,591,370
Total assets	$2,958,908	$2,968,814

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Income before provision for income taxes by geography
United States	$68,944	$55,576	$182,626	$169,599
International	33,631	28,034	89,874	74,099
Income before provision for income taxes	$102,575	$83,610	$272,500	$243,698

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Revenues by geography
United States	$356,570	$322,535	$1,013,264	$1,003,592
International	154,560	133,964	380,684	361,088
Revenues	$511,130	$456,499	$1,393,948	$1,364,680

	December 31, 2023	March 31, 2023
Assets by geography
United States	$1,846,253	$1,861,296
International	1,112,655	1,107,518
Total assets	$2,958,908	$2,968,814
Note 19 — Subsequent Events
On January 25, 2024, the Company's board of directors declared a quarterly cash dividend of $0.55 per share of Class A and Class B common stock, payable on March 15, 2024, to shareholders of record on March 1, 2024.

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

CF provides general financial advisory services in addition to advice on mergers and acquisitions and capital markets offerings. We advise public and private institutions on a wide variety of situations, including buy-side and sell-side transactions, as well as leveraged loans, private mezzanine debt, high-yield debt, initial public offerings, follow-ons, convertibles, equity private placements, and private equity, and advise financial sponsors on all types of transactions. The majority of our CF revenues consists of Completion Fees. A CF transaction can fail to be completed for many reasons that are outside of our control. In these instances, our fees are generally limited to Retainer Fees and in some cases Progress Fees that may have been received.

FR provides advice to debtors, creditors and other parties-in-interest in connection with recapitalization/deleveraging transactions implemented through bankruptcy proceedings and out-of-court exchanges, consent solicitations or other mechanisms, as well as in distressed mergers and acquisitions and capital markets activities. As part of these engagements, our FR business segment offers a wide range of advisory services to our clients, including: the structuring, negotiation, and confirmation of plans of reorganization; structuring and analysis of exchange offers; liability management transactions; corporate viability assessment; dispute resolution and expert testimony; and procuring debtor-in-possession financing. Although atypical, FR transactions can fail to be completed for many reasons that are outside of our control. In these instances, our fees are generally limited to the Retainer Fees and/or Progress Fees.

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
Results of Consolidated Operations
The following is a discussion of our results of operations for the three and nine months ended December 31, 2023 and 2022. For a more detailed discussion of the factors that affected the revenues and the operating expenses of our CF, FR, and FVA business segments in these periods, see Part I, Item 2 of this Form 10-Q under the heading “Business Segments” below.

	Three Months Ended December 31,			Nine Months Ended December 31,
($ in thousands)	2023	2022	Change	2023	2022	Change
Revenues	$511,130	$456,499	12%	$1,393,948	$1,364,680	2%
Operating expenses:
Employee compensation and benefits	324,039	289,348	12%	884,064	864,942	2%
Non-compensation	90,551	82,978	9%	249,720	248,624	—%
Total operating expenses	414,590	372,326	11%	1,133,784	1,113,566	2%
Operating income	96,540	84,173	15%	260,164	251,114	4%
Other (income)/expense, net	(6,035)	563	(1,172)%	(12,336)	7,416	(266)%
Income before provision for income taxes	102,575	83,610	23%	272,500	243,698	12%
Provision for income taxes	31,772	20,559	55%	73,276	49,135	49%
Net income attributable to Houlihan Lokey, Inc.	$70,803	$63,051	12%	$199,224	$194,563	2%

Three Months Ended December 31, 2023 versus December 31, 2022
Revenues were $511.1 million for the three months ended December 31, 2023, compared with $456.5 million for the three months ended December 31, 2022, representing an increase of 12%.

Operating expenses were $414.6 million for the three months ended December 31, 2023, compared with $372.3 million for the three months ended December 31, 2022, representing an increase of 11%. Employee compensation and benefits expense, as a component of operating expenses, was $324.0 million for the three months ended December 31, 2023, compared with $289.3 million for the three months ended December 31, 2022, representing an increase of 12%. The increase in employee compensation and benefits expense was primarily a result of an increase in revenues for the quarter when compared with the same quarter last year. The Compensation Ratio was 63.4% for the three months ended December 31, 2023, compared with 63.4% for the three months ended December 31, 2022. Non-compensation expense, as a component of operating expenses, was $90.6 million for the three months ended December 31, 2023, compared with $83.0 million for the three months ended December 31, 2022, representing an increase of 9%. The increase in non-compensation expense was primarily the result of an increase in professional fees and rent expense.

Other (income)/expense, net was $(6.0) million for the three months ended December 31, 2023, compared with $0.6 million for the three months ended December 31, 2022. Other (income)/expense, net changed primarily due to (i) an increase in interest income and dividend income generated by our investment securities and gains recognized on various investment securities and (ii) the write-off of an equity method investment during the three months ended December 31, 2022 with no such write-off during the three months ended December 31, 2023.

The provision for income taxes for the three months ended December 31, 2023 was $31.8 million, which reflected an effective tax rate of 31.0%. The provision for income taxes for the three months ended December 31, 2022 was $20.6 million which reflected an effective tax rate of 24.6%. The increase in the Company’s tax rate during the three months ended December 31, 2023 relative to the same period in 2022 was primarily a result of increased state taxes and increased taxes due to foreign operations.
Nine Months Ended December 31, 2023 versus December 31, 2022

Revenues were $1.39 billion for the nine months ended December 31, 2023, compared with $1.36 billion for the nine months ended December 31, 2022, representing an increase of 2%.

Operating expenses were $1.13 billion for the nine months ended December 31, 2023, compared with $1.11 billion for the nine months ended December 31, 2022, an increase of 2%. Employee compensation and benefits expense, as a component of operating expenses, was $884.1 million for the nine months ended December 31, 2023, compared with $864.9 million for the nine months ended December 31, 2022, an increase of 2%. The increase in employee compensation and benefits expense was primarily a result of higher revenues when compared with the same period last year. The Compensation Ratio was 63.4% for the nine months ended December 31, 2023, compared with 63.4% for the nine months ended December 31, 2022. Non-compensation expense, as a component of operating expenses, remained relatively flat at $249.7 million for the nine months ended December 31, 2023, compared with $248.6 million for the nine months ended December 31, 2022.
Other (income)/expense, net was $(12.3) million for the nine months ended December 31, 2023, compared with $7.4 million for the nine months ended December 31, 2022. Other (income)/expense, net changed primarily due to (i) an increase in interest income and dividend income generated by our investment securities and gains recognized on various investment securities and (ii) the write-off of an equity method investment during the three months ended December 31, 2022 with no such write-off during the three months ended December 31, 2023.

The provision for income taxes for the nine months ended December 31, 2023 was $73.3 million, which reflected an effective tax rate of 26.9%. The provision for income taxes for the nine months ended December 31, 2022 was $49.1 million, which reflected an effective tax rate of 20.2%. The increase in the Company's tax rate during the nine months ended December 31, 2023 relative to the same period in 2022 was primarily a result of increased state taxes and increased taxes due to foreign operations, as well as the release of the provision for an uncertain tax position as a result of the successful closure of a state audit that occurred during the nine months ended December 31, 2022 and did not repeat in the nine months ended December 31, 2023.

Business Segments
The following table presents revenues, expenses and contributions from our continuing operations by business segment. The revenues by segment represent each segment’s revenues, and the profit by segment represents profit for each segment before corporate expenses, other (income)/expense, net, and income taxes.

	Three Months Ended December 31,			Nine Months Ended December 31,
($ in thousands)	2023	2022	Change	2023	2022	Change
Revenues by segment
Corporate Finance	$310,512	$291,734	6%	$819,247	$870,701	(6)%
Financial Restructuring	128,565	98,819	30%	366,603	275,351	33%
Financial and Valuation Advisory	72,053	65,946	9%	208,098	218,628	(5)%
Revenues	$511,130	$456,499	12%	$1,393,948	$1,364,680	2%

Segment profit (1)
Corporate Finance	$93,254	$83,753	11%	$245,393	$269,112	(9)%
Financial Restructuring	43,284	40,244	8%	119,377	84,503	41%
Financial and Valuation Advisory	14,332	12,357	16%	48,824	57,560	(15)%
Total segment profit	150,870	136,354	11%	413,594	411,175	1%
Corporate expenses (2)	54,330	52,181	4%	153,430	160,061	(4)%
Other (income)/expense, net	(6,035)	563	(1,172)%	(12,336)	7,416	(266)%
Income before provision for income taxes	$102,575	$83,610	23%	$272,500	$243,698	12%

Segment metrics
Number of Managing Directors
Corporate Finance	219	215	2%	219	215	2%
Financial Restructuring	52	56	(7)%	52	56	(7)%
Financial and Valuation Advisory	41	38	8%	41	38	8%
Number of closed transactions/Fee Events (3)
Corporate Finance	117	125	(6)%	329	363	(9)%
Financial Restructuring	30	28	7%	91	68	34%
Financial and Valuation Advisory	926	876	6%	1,704	1,815	(6)%
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
Corporate Finance
Three Months Ended December 31, 2023 versus December 31, 2022

Revenues for CF were $310.5 million for the three months ended December 31, 2023, compared with $291.7 million for the three months ended December 31, 2022, representing an increase of 6%. Revenues increased due to an increase in the average transaction fee on closed transactions during the quarter, which was driven by transaction mix, and did not represent a trend in the average transaction fee on closed transactions.

Segment profit for CF was $93.3 million for the three months ended December 31, 2023, compared with $83.8 million for the three months ended December 31, 2022, an increase of 11%. Profitability increased primarily as a result of an increase in revenues and lower compensation expenses as a percentage of revenues when compared to the same quarter last year.

Nine Months Ended December 31, 2023 versus December 31, 2022
Revenues for CF were $819.2 million for the nine months ended December 31, 2023, compared with $870.7 million for the nine months ended December 31, 2022, representing a decrease of (6)%. Revenues decreased primarily due to a decrease in the number of closed transactions, which was driven by softness in the M&A markets.

Segment profit for CF was $245.4 million for the nine months ended December 31, 2023, compared with $269.1 million for the nine months ended December 31, 2022, a decrease of (9)%. Profitability decreased primarily as a result of a decrease in revenues when compared to the same quarter last year.
Financial Restructuring
Three Months Ended December 31, 2023 versus December 31, 2022

Revenues for FR were $128.6 million for the three months ended December 31, 2023, compared with $98.8 million for the three months ended December 31, 2022, representing an increase of 30%. Revenues increased primarily due to an increase in the average transaction fee on closed transactions, which was driven by transaction mix, and did not represent a trend in the average transaction fee on closed transactions.

Segment profit for FR was $43.3 million for the three months ended December 31, 2023, compared with $40.2 million for the three months ended December 31, 2022, an increase of 8%. Profitability increased primarily as a result of higher revenues, partially offset by higher compensation expenses as a percentage of revenues when compared to the same quarter last year.
Nine Months Ended December 31, 2023 versus December 31, 2022
Revenues for FR were $366.6 million for the nine months ended December 31, 2023, compared with $275.4 million for the nine months ended December 31, 2022, representing an increase of 33%. The increase in revenues was a result of an increase in the number of closed transactions, which was driven by favorable market conditions for restructuring transactions.

Segment profit for FR was $119.4 million for the nine months ended December 31, 2023, compared with $84.5 million for the nine months ended December 31, 2022, an increase of 41%. Profitability increased primarily as a result of higher revenues and lower compensation expenses as a percentage of revenues when compared to the same period last year.
Financial and Valuation Advisory
Three Months Ended December 31, 2023 versus December 31, 2022

Revenues for FVA were $72.1 million for the three months ended December 31, 2023, compared with $65.9 million for the three months ended December 31, 2022, representing an increase of 9%. Revenues increased primarily due to an increase in the number of Fee Events. The increase in the number of Fee Events was driven by expanding our scope of work for new and existing clients for one or more of the service lines within our FVA business.

Segment profit for FVA was $14.3 million for the three months ended December 31, 2023, compared with $12.4 million for the three months ended December 31, 2022, an increase of 16%. Profitability increased primarily as a result of higher revenues and lower compensation expenses as a percentage of revenues when compared to the same quarter last year.
Nine Months Ended December 31, 2023 versus December 31, 2022
Revenues for FVA were $208.1 million for the nine months ended December 31, 2023, compared with $218.6 million for the nine months ended December 31, 2022, representing a decrease of (5)%. The decrease in revenues was primarily due to a decrease in the number of Fee Events. The decrease in the number of Fee Events was driven by softness in the M&A markets, which affected one or more of the service lines within our FVA business.

Segment profit for FVA was $48.8 million for the nine months ended December 31, 2023, compared with $57.6 million for the nine months ended December 31, 2022, a decrease of (15)%. Profitability decreased primarily as a result of lower revenues and higher non-compensation expenses as a percentage of revenues when compared to the same period last year.

Corporate Expenses
Three Months Ended December 31, 2023 versus December 31, 2022

Corporate expenses were $54.3 million for the three months ended December 31, 2023, compared with $52.2 million for the three months ended December 31, 2022. This 4% increase was driven by increased compensation expenses when compared to the same quarter last year.
Nine Months Ended December 31, 2023 versus December 31, 2022
Corporate expenses were $153.4 million for the nine months ended December 31, 2023, compared with $160.1 million for the nine months ended December 31, 2022. This (4)% decrease was driven primarily by decreased depreciation and amortization expense, partially offset by increases in compensation expense and professional fees when compared to the same period last year.

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

Our cash and cash equivalents include cash held at banks. We maintain moderate levels of cash on hand in support of regulatory requirements for our registered broker-dealer. As of December 31, 2023 and March 31, 2023, we had $464.8 million and $475.0 million of cash in foreign subsidiaries, respectively. Our excess cash may be invested from time to time in short-term investments, including treasury securities, commercial paper, certificates of deposit, and investment grade corporate and government debt securities. Please refer to Note 6 for further detail.

As of December 31, 2023 and March 31, 2023, our restricted cash, cash and cash equivalents, and investment securities were as follows:

(In thousands)	December 31, 2023	March 31, 2023
Cash and cash equivalents	$555,532	$714,439
Investment securities	35,367	37,309
Total unrestricted cash and cash equivalents, including investment securities	590,899	751,748
Restricted cash (1)	373	373
Total cash, cash equivalents, and restricted cash, including investment securities	$591,272	$752,121
(1)Represents a deposit in support of a letter of credit issued for our Frankfurt office.

Our liquidity is highly dependent upon cash receipts from clients that are generally dependent upon the successful completion of transactions, as well as the timing of receivables collections, which typically occur within 60 days of billing. As of December 31, 2023, accounts receivable, net of credit losses was $152.8 million. As of December 31, 2023, unbilled work in progress, net of credit losses was $174.2 million.

On August 23, 2019, the Company entered into a syndicated revolving line of credit with the Bank of America, N.A. and certain other financial institutions party thereto, which was amended by the First Amendment to Credit Agreement dated as of August 2, 2022 (the "HLI Line of Credit"), which allows for borrowings of up to $100.0 million (and, subject to certain conditions, provides the Company with an uncommitted expansion option, which, if exercised in full, would provide for a total credit facility of $200.0 million), and matures on August 23, 2025. As of December 31, 2023 and March 31, 2023, no principal was outstanding under the HLI Line of Credit. Borrowings under the HLI Line of Credit bear interest at a floating rate, which can be either, at the Company’s option, (i) Term Secured Overnight Financing Rate (“SOFR”) plus a 0.10% SOFR adjustment plus a 1.00% margin or (ii) base rate, which is the highest of (a) the Federal Funds Rate plus one-half of one percent (0.50%), (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (c) Term SOFR plus a 0.10% SOFR adjustment. Commitment fees apply to unused amounts, and the HLI Line of Credit contains debt covenants which require that the Company maintain certain financial ratios. The loan agreement requires compliance with certain loan covenants including but not limited to the maintenance of minimum consolidated earnings before interest, taxes, depreciation and amortization of no less than $150 million as of the end of any quarterly 12-month period and certain leverage ratios including a consolidated leverage ratio of less than 2.00 to 1.00. As of December 31, 2023, we were, and expect to continue to be, in compliance with such covenants.

The majority of the Company's payment obligations and commitments pertain to routine operating leases. The Company also has various obligations relating to notes payable and contingent consideration issued in connection with businesses previously acquired (see Note 10 included in Part I, Item 1 of this Form 10-Q).

In connection with certain acquisitions, certain employees may be entitled to deferred consideration, primarily in the form of retention payments, should certain service and/or performance conditions be met in the future. As a result of these conditions, such deferred consideration would be expensed as compensation in current and future periods and a portion thereof has been accrued as liabilities on the Consolidated Balance Sheets as of December 31, 2023 and March 31, 2023.

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
Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of our incentive compensation during the first and third quarters of each fiscal year. A summary of our operating, investing, and financing cash flows is as follows:

	Nine Months Ended December 31,
(In thousands)	2023	2022	Change
Operating activities:
Net income	$199,224	$194,563	2%
Non-cash charges	184,270	200,452	(8)%
Other operating activities	(280,346)	(496,890)	(44)%
Net cash provided by/(used) in operating activities	103,148	(101,875)	(201)%
Net cash provided by/(used in) investing activities	(55,718)	36,458	(253)%
Net cash (used in) financing activities	(214,438)	(207,839)	3%
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	8,101	(11,019)	(174)%
Net decrease in cash, cash equivalents, and restricted cash	(158,907)	(284,275)	(44)%
Cash, cash equivalents, and restricted cash — beginning of period	714,812	834,070	(14)%
Cash, cash equivalents, and restricted cash — end of period	$555,905	$549,795	1%
Nine Months Ended December 31, 2023
Operating activities resulted in a net inflow of $103.1 million, primarily attributable to net income plus equity and liability classified share awards issued, offset by cash bonus payments paid in May, 2023. Investing activities resulted in a net outflow of $(55.7) million, primarily attributable to purchases of property and equipment, net. Financing activities resulted in a net outflow of $(214.4) million, primarily attributable to dividends paid and payments made to settle employee tax obligations on share-based awards.
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
Exchange Rate Risk
The exchange rate of the U.S. dollar relative to the currencies in the non-U.S. countries in which we operate may have an effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities and, therefore, be reflected as a change in other comprehensive income, net of tax. Our non-U.S. assets and liabilities that are sensitive to exchange rates consist primarily of trade payables and receivables, work in progress, and cash. The net impact of the fluctuation of foreign currencies in other comprehensive income within the Consolidated Statements of Comprehensive Income was $25,574 and $24,204 during the three months ended December 31, 2023 and 2022, respectively, and $8,665 and $(26,659) during the nine months ended December 31, 2023 and 2022, respectively.

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

From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of December 31, 2023 we had one foreign currency forward contract outstanding between the U.S. dollar and the pound sterling with an aggregate notional value of $2.0 million. As of December 31, 2022, we had one foreign currency forward contract outstanding between the pound sterling and the euro with a notional value of €15.3 million. The change in fair value of these contracts represented a net gain/(loss) included in Other operating expenses of $11 and $(589) during the three months ended December 31, 2023 and December 31, 2022, respectively.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On December 12, 2023, the Company issued 165,834 shares of Class B common stock to certain former employees of a business acquired in 2023. The Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering and received no proceeds in connection with this issuance.

Purchases of Equity Securities
The following table summarizes all of the repurchases of Houlihan Lokey, Inc. equity securities during the quarter ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2023 - October 31, 2023 (2)	884	$106.24	—	$457,712,992
November 1, 2023 - November 30, 2023	—	—	—	457,712,992
December 1, 2023 - December 31, 2023	—	—	—	457,712,992
Total	884	$106.24	—	$457,712,992
(1)The shares of Class A common stock repurchased through this program have been retired. In April 2022, the Company’s board of directors authorized a replacement program to the previous July 2021 share repurchase program, which provides for share repurchases of a new aggregate amount of up to $500 million of the Company's Class A common stock and Class B common stock.
(2)Total Number of Shares Purchased consists of 884 unvested shares of Class B common stock at an average price per share of $106.24, which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a) None.
(b) None.
(c) During the fiscal quarter ended December 31, 2023 no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

HOULIHAN LOKEY, INC.

Date:	February 8, 2024	/s/ SCOTT L. BEISER
Scott L. Beiser
Chief Executive Officer
(Principal Executive Officer)

Date:	February 8, 2024	/s/ J. LINDSEY ALLEY
J. Lindsey Alley
Chief Financial Officer
(Principal Financial and Accounting Officer)