Form 10-K
period 2024-03-31
HOULIHAN LOKEY, INC.
filed 2024-05-21
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.        ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☒
As of September 30, 2023, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $5.51 billion.
As of May 16, 2024, the registrant had 52,528,157 shares of Class A common stock, $0.001 par value per share, and 16,055,481 shares of Class B common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2024 annual meeting of stockholders, which the Registrant anticipates will be filed no later than 120 days after the end of its fiscal year, are incorporated by reference in Part III of this Form 10‑K.

Auditor Name:    KPMG LLP        Auditor Location: Los Angeles, California            Auditor Firm ID: 185

HOULIHAN LOKEY, INC. AND SUBSIDIARIES

PART I

Unless the context otherwise requires, as used in this Annual Report on Form 10-K (“Form 10-K”), the terms the “Company,” “Houlihan Lokey, Inc.,” “Houlihan Lokey,” “HL,” "our firm,” “we,” “us” and “our” refer to Houlihan Lokey, Inc., a Delaware corporation (“HL DE”), and, in each case, unless otherwise stated, all of its subsidiaries. We use the term “HL Holders” to refer to our current and former employees and members of our management who hold our Class B common stock through the Houlihan Lokey Voting Trust (the "HL Voting Trust"). Our fiscal year ends on March 31st; references to fiscal 2024, fiscal 2023, and fiscal 2022 are to our fiscal years ended March 31, 2024, 2023, and 2022, respectively; references in this Form 10-K to years are to calendar years unless otherwise noted.
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
Item 1.    Business
Established in 1972, Houlihan Lokey, Inc. is a leading global independent investment bank with expertise in mergers and acquisitions (M&A), capital markets, financial restructurings, and financial and valuation advisory. Through our offices in the Americas, Europe, Asia, Australia, and the Middle East, we serve a diverse set of clients worldwide, including corporations, financial sponsors and government agencies. We provide our financial professionals with an integrated platform that enables them to deliver meaningful and differentiated advice to our clients. We advise our clients on critical strategic and financial decisions, employing a rigorous analytical approach coupled with deep product and industry expertise. We market our services through our product areas, our industry groups and our Financial Sponsors group, serving our clients in three primary business practices: Corporate Finance ("CF"), encompassing M&A and capital markets advisory, Financial Restructuring ("FR") both out-of-court and in formal bankruptcy or insolvency proceedings, and Financial and Valuation Advisory ("FVA"), including financial opinions and a variety of valuation and financial consulting services.
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
As of March 31, 2024, we had a team of 1,853 financial professionals across 36 offices globally, serving more than 2,000 clients annually over the past several years, ranging from closely held companies to Fortune Global 500 corporations. Information on our segments is set forth in "Management’s Discussion and Analysis of Financial Condition and Results of Operations."
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

Corporate Finance
As of March 31, 2024, we had 223 CF Managing Directors utilizing a collaborative, interdisciplinary approach to provide our clients with extensive industry and product expertise and global reach in a wide variety of M&A and capital markets transactions. We compete with boutique firms focused on particular industries or geographies as well as other global independent investment banks and bulge-bracket firms. A majority of our engagements relate to mid-cap transactions, which we believe is an attractive segment that is underserved by bulge-bracket investment banks. We believe that our deep sector expertise, significant senior banker involvement and attention, strong financial sponsor relationships and global platform provide a compelling value for our clients, engendering long-term relationships and providing a competitive advantage against our peers in this segment of the market.
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

Financial Restructuring
As of March 31, 2024, we had 54 FR Managing Directors working around the globe, which we believe constitutes one of the largest restructuring groups in the investment banking industry. Our FR group has earned a reputation for being the advisor of choice for many of the largest and most complex restructurings, offering knowledge, experience, and creativity to address challenging situations. We operate in all major worldwide markets as debt issuances have increased around the world. Our FR professionals bring to bear deep expertise and experience in restructurings in the United States, Canada, Europe, Asia, Australia, the Middle East, Latin America and Africa. Given the depth and breadth of the team’s expertise and the high barriers to entry for this expertise and experience, international and multi-jurisdictional restructurings represent an attractive opportunity for our FR group.

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
Financial and Valuation Advisory
As of March 31, 2024, we had 39 Managing Directors in our FVA group, which we believe represents one of the largest and most respected valuation and financial opinion practices in the United States. We have developed a reputation as a thought-leader in the field of valuation, and our professionals produce influential studies and publications, which are recognized and valued throughout the financial industry. We believe our extensive transaction expertise and leadership in the fields of valuation, diligence, tax and financial analytics inspire the confidence of the financial executives, boards of directors, special committees, retained counsel, financial and strategic investors and business owners that we serve. We believe that our reputation for delivering an outstanding analytical product that will withstand legal or regulatory scrutiny coupled with our independent financial, accounting and tax skills makes us the advisor of choice for clients with complex valuation, transaction opinion, transaction accounting, tax and diligence needs.

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
Human Capital Resources
Our goal is to attract, develop and retain the best talent in our industry across all levels. We believe our compensation programs are competitive, offering a portion of compensation in deferred cash and a portion in deferred stock awards to provide incentives for our employees to remain with us. In addition, we strive to foster a collaborative environment to attract and retain employees, and we seek individuals who fit our culture of entrepreneurship, integrity, creativity, and commitment to our clients. For over 20 years, we have emphasized broad employee ownership as a way to align the incentives of our employees and shareholders. As of March 31, 2024, we had approximately 1,000 present and former employee shareholders that collectively owned approximately 25% of our equity with no single employee owning more than 2% of our equity. We believe that a strong emphasis on cultural fit during our recruiting process combined with broad employee ownership results in high retention rates.
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
Across our firm, we devote significant time and resources to training and mentoring our employees to ensure every person achieves their highest possible potential. We strive to identify and cultivate future leaders within our firm and are committed to developing our brightest and most ambitious junior professionals into Managing Directors. This philosophy of investing in our people has been and will continue to be core to our culture and organization. As of March 31, 2024, 2023, and 2022, we employed 2,601, 2,610, and 2,257 people, respectively, worldwide.
Competition
Our competitors are other investment banking and financial advisory firms. We compete on both a global and a regional basis, and on the basis of a number of factors, including industry knowledge, transaction execution skills, strength of client relationships, reputation, and price. We believe our primary competitors vary by product and industry expertise and would include the following: for our CF practice, Jefferies LLC, Lazard Ltd, Moelis & Company, N M Rothschild & Sons Limited, Piper Sandler Companies, Robert W. Baird & Co. Incorporated, Stifel Financial Corp., William Blair & Company, L.L.C., and the bulge-bracket investment banking firms; for our FR practice, Evercore Partners, Lazard Ltd, Moelis & Company, N M Rothschild & Sons Limited and PJT Partners; and for our FVA practice, the “big four” accounting firms, Alvarez & Marsal, Kroll, LLC, Lincoln International LLC., and various global financial advisory and accounting firms.
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
Regulation
United States
As a financial services provider, Houlihan Lokey is subject to extensive regulation in the United States and across the globe. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the United States, the Securities and Exchange Commission (the "SEC") is the federal agency responsible for the administration of the federal securities laws. Houlihan Lokey Capital, Inc. (“Houlihan Lokey Capital”), one of our wholly owned subsidiaries, through which we conduct our CF, FR and transaction opinion businesses in the United States, is registered as a broker-dealer with the SEC. Houlihan Lokey Capital is subject to regulation and oversight by the SEC. In addition, the Financial Industry Regulatory Authority, Inc. ("FINRA"), a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its broker-dealer member firms, including Houlihan Lokey Capital. State securities regulators also have regulatory or oversight authority over Houlihan Lokey Capital in those states in which they do business. Houlihan Lokey previously conducted certain of its CF, FR, and transaction opinion businesses in the United States through an additional wholly owned subsidiary, Houlihan Lokey Advisors, LLC (“Houlihan Lokey Advisors”). The broker-dealer related businesses of Houlihan Lokey Advisors were transferred to Houlihan Lokey Capital as of March 26, 2024, following the submission of an application to FINRA for approval of this internal reorganization pursuant to FINRA rules. FINRA’s review of the application remains open, and the formal termination of Houlihan Lokey Advisors’ broker-dealer registration is expected to take effect by end of second quarter 2024.
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
Europe
Our European advisory business is conducted primarily through our subsidiaries and or one of their branches, namely, as regards the provision of regulated investment services:
•in the United Kingdom, Houlihan Lokey UK Limited ("HL UK"), and Houlihan Lokey Advisory Limited ("HLA Ltd") private limited companies, each of which is organized under the laws of England and Wales; and
•in Germany, Houlihan Lokey (Europe) GmbH (“HLE GmbH”) a private limited company organized under the laws of such jurisdiction with branches in England, France, and Spain in addition to its main office in Germany.

In addition to those entities referenced above, we also provide unregulated corporate finance advisory services through other subsidiaries in Germany, Italy, France, the Netherlands, Sweden, Belgium, Switzerland, and Spain.

Each of Houlihan Lokey, EMEA, LLP (“HL EMEA LLP”), HL UK and HLA Ltd are authorized and regulated by the United Kingdom’s Financial Conduct Authority (“FCA”). The regulated businesses of HL EMEA, LLP and Houlihan Lokey (Corporate Finance) Limited ("HLCF Ltd”), an entity previously authorized and regulated by the FCA, were transferred to HL UK on April 1, 2024, following which HLCF Ltd was granted permission by the FCA to surrender its regulatory permissions as of April 25, 2024. HL EMEA LLP also proposes to surrender its regulatory permissions subject to regulatory approval. HLA Ltd, HL CF Ltd, and HL UK were formerly named "GCA Altium Limited", “Quayle Munro Limited” and "Oakley Advisory Limited", respectively, and, following their acquisitions, we have continued to operate their businesses through such entities. The current U.K. regulatory regime is based upon the Financial Services and Markets Act 2000 (“FSMA”), together with secondary legislation and other rules made under FSMA and other relevant legislation. These rules govern our financial advisory business in the United Kingdom, including regulated activities, record keeping, approval standards for individuals, anti-money laundering and periodic reporting.

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
South America
Brazil
In Brazil, Houlihan Lokey provides unregulated financial advisory services through Houlihan Lokey Assessoria Financeira Ltda.

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
The diagram below depicts our current organizational structure and the percentages are as of March 31, 2024:

HL Voting Trust
Public
Class B common stock
• 77.1% voting interest
• 25.1% economic interest
Class A common stock
• 22.9% voting interest
• 74.9% economic interest
Houlihan Lokey, Inc.
Houlihan Lokey, Inc.
Subsidiaries

HL Voting Trust Agreement
In connection with the successful completion of the initial public offering ("IPO") of our Class A common stock in August 2015, we entered into the Voting Trust Agreement (the “HL Voting Trust Agreement”), dated as of August 18, 2015, with the HL Holders and the trustees of the HL Voting Trust. Pursuant to the HL Voting Trust Agreement, the trustees have the right to vote the shares of our common stock deposited by any HL Holder, together with any shares of Class B common stock acquired by such HL Holder, in their sole and absolute discretion on any matter, without fiduciary duties of any kind to the HL Holders. As of March 31, 2024, the HL Voting Trust controlled approximately 77.1% of the total voting power of the Company.

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

Market and Industry Data
The industry, market and competitive position data referenced throughout this Form 10-K are based on research, industry and general publications, including surveys and studies conducted by third parties. Industry rankings are based on data provided by LSEG (formerly known as Refinitiv) unless otherwise noted. Information from LSEG relating to industry rankings are sourced through direct deal submissions from financial institutions coupled with research performed by LSEG analysts. Industry publications, surveys and studies generally state that they have been obtained from sources believed to be reliable. We have not independently verified such third party information. While we are not aware of any misstatements regarding any industry, market or similar data presented herein, such data involve uncertainties and are subject to change based on various factors, including those discussed under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Form 10-K.
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
Other Information
Our principal executive offices are located at 10250 Constellation Blvd., 5th Floor, Los Angeles, California 90067. Our telephone number is (310) 788-5200. Our website address is www.hl.com. We make available free of charge in the Investor Relations section of our website (http://investors.hl.com) this Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our Proxy Statements and reports filed by officers and directors under Section 16(a) of that Act, as well as various governance documents. From time to time, we may use our website as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible at http://investors.hl.com. We do not intend for information contained in our website to be part of this Form 10-K. The inclusion of our website address in this Form 10-K does not include or incorporate by reference the information on our website into this Form 10-K or any other document into which this Form 10-K is incorporated by reference.
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
As a financial services firm, we are materially affected by conditions in the global financial markets and economic conditions throughout the world. Financial markets and economic conditions can be negatively impacted by many factors beyond our control, such as the inability to access credit markets, rising interest rates or inflation, terrorism, political uncertainty, supply chain disruptions, uncertainty in the U.S. federal fiscal or monetary policy and the fiscal and monetary policy of foreign governments, an evolving regulatory environment (and the timing and nature of regulatory reform), climate change, extreme weather events or natural disasters, the emergence or continuation of widespread health emergencies or pandemics, cyberattacks or campaigns, military conflicts or other geopolitical events. Unfavorable market or economic conditions, including reduced expectations for, or further declines in, the U.S. and global economic outlook, may adversely affect our businesses; in particular, where revenue generated is directly related to the volume and size of the transactions in which we are involved. For example, weak market or economic conditions may adversely affect our CF and FVA groups because, in an economic downturn, the volume and size of transactions may decrease, thereby reducing the demand for our M&A, capital raising and opinion advisory services and increasing price competition among financial services companies seeking such engagements. Moreover, in the period following an economic downturn, the volume and size of transactions typically takes time to recover and lags a recovery in market and economic conditions. In particular, our clients engaging in M&A transactions often rely on access to the credit and/or capital markets to finance their transactions. The uncertainty of available credit and interest rates and the volatility of the capital markets and the fact that we do not provide financing or otherwise commit capital to clients can adversely affect the size, volume, timing and ability of such clients to successfully complete M&A transactions and adversely affect our CF and FVA groups. In addition, our profitability would be adversely affected due to our fixed costs and the possibility that we would be unable to reduce our variable costs without reducing revenue or within a timeframe sufficient to offset any decreases in revenue relating to changes in market and economic conditions. On the other hand, strong market or economic conditions may adversely affect our FR group. In a strong environment, the volume and size of recapitalization and restructuring transactions may decrease, thereby reducing the demand for the services provided by our FR business segment and increasing price competition among financial services companies seeking such engagements. Changes in market and economic conditions are expected to impact our businesses in different ways, and we may not be able to benefit from such changes. Further, our business, financial condition and results of operations could be adversely affected by changing market or economic conditions.

Our profitability may also be adversely affected by changes in market and economic conditions because we may not be able to reduce certain fixed costs within a time frame sufficient to match any decreases in revenue. The future market and economic climate may deteriorate because of many factors beyond our control, including rising interest rates or inflation, terrorism or political uncertainty. In addition, the U.S. Federal Reserve changes the federal funds interest rate from time to time, and market interest rates have risen in recent periods. While the timing and impact of rising interest rates are unknown, a continued increase in market interest rates could have an adverse effect on our transaction volumes, results of operations and financial condition. In addition, recently, concerns have arisen with respect to the financial condition of a number of banking organizations in the United States, in particular those with exposure to certain types of depositors and large portfolios of investment securities. We maintain our cash at financial institutions, often in balances that exceed the current FDIC insurance limits. If other banks and financial institutions enter receivership or become insolvent in the future due to financial conditions affecting the banking system and financial markets, our ability to access our cash, cash equivalents and investments, including transferring funds, making payments or receiving funds, may be threatened and could have a material adverse effect on our business and financial condition. In addition, the operating environment and public trading prices of financial services sector securities can be highly correlated, in particular in times of stress, which may adversely affect the trading price of our Class A common stock and potentially our results of operations.

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
We regularly evaluate opportunities to acquire other businesses whose key strategic benefit is the addition of investment banking professionals. Unless and until acquisitions of other businesses generate meaningful revenues, the purchase prices we pay to acquire such businesses could have a material adverse effect on our business, financial condition and results of operations. If we acquire a business, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to realize the financial, operational, and other benefits we anticipate from acquisitions. Competition for future acquisition opportunities in our markets could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, acquisitions may involve a number of special financial and business risks, including expenses related to any potential acquisition from which we may withdraw, diversion of our management's time, attention, and resources, decreased utilization during the integration process, loss of key acquired personnel, difficulties in integrating diverse corporate cultures, increased costs to improve or integrate personnel and financial, accounting, technology and other systems, including compliance with the Sarbanes-Oxley Act, dilutive issuances of equity securities, including convertible debt securities, incurrence of debt, the assumption of legal liabilities, amortization of acquired intangible assets, potential write-offs related to the impairment of goodwill, and additional conflicts of interest. If we are unable to successfully manage these risks, we will not be able to implement our growth strategy, which ultimately could materially adversely affect our business, financial condition and results of operations.

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
Goodwill and other intangible assets represent a significant portion of our assets, and totaled $1.32 billion as of March 31, 2024. Goodwill is the excess of cost over the fair market value of net assets acquired in business combinations. We review goodwill and intangible assets at least annually for impairment. We may need to perform impairment tests more frequently if events occur or circumstances indicate that the carrying amount of these assets may not be recoverable. These events or circumstances could include a significant change in the business climate, attrition of key personnel, a prolonged decline in our stock price and market capitalization, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of one of our businesses and other factors. Although we determined that it is not more likely than not that the fair values of our goodwill and intangible assets were less than their carrying values during fiscal 2024 and fiscal 2023, annual impairment reviews of indefinite-lived intangible assets or any future impairment of goodwill or other intangible assets would result in a non-cash charge against earnings, which would adversely affect our results of operations. The valuation of the reporting units requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our reporting units, including such factors as market performance, changes in our client base and projected growth rates. Because these factors are ever changing, due to market and general business conditions, our goodwill and indefinite-lived intangible assets may be impaired in future periods.

Our international operations are subject to certain risks, which may affect our revenue.
In fiscal 2024, we earned approximately 30% of our revenue from our international operations. We intend to grow our non-United States business, including growth into new regions with which we have less familiarity and experience, and this growth is important to our overall success. For example, the acquisition of GCA Corporation in 2021 greatly expanded our international presence in Asia and Europe. In addition, many of our larger clients are non-United States entities. Our international operations carry special financial and business risks, which could include the following:

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
•terrorism, political hostilities, war and other civil disturbances or other catastrophic events, such as the conflicts in Ukraine and Israel, that reduce business activity; and
•difficulty collecting fees.

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
Because our financial statements are denominated in United States dollars and we receive a portion of our net revenue in other currencies, we are exposed to fluctuations in foreign currencies. In addition, we pay certain of our expenses in such currencies. Fluctuations in foreign currency exchange rates led to a net loss in cash of $(0.4) million for fiscal 2024, compared to a net loss in cash of $(12.1) million for fiscal 2023. In particular, we are exposed to the Euro and the pound sterling, and the weakening of the Euro and other currencies relative to the United States dollar has had, and may continue to have, an adverse effect on our revenue. From time to time, we have entered into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. Notwithstanding our entry into such hedge transactions, a depreciation of any of the currencies to which we are exposed relative to the United States dollar could result in an adverse impact to our business, financial condition, results of operations and/or cash flows.

The cost of compliance with broker-dealer, employment, labor, benefits, and tax regulations may adversely affect our business and hamper our ability to expand internationally.
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
We are executing on a number of growth initiatives, strategies and operating plans designed to enhance our business. For example, we intend to continue to expand our platform into new industry and product sectors, both organically and through additional hires or acquisitions, and to expand our existing expertise into new geographies. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. Moreover, we may not be able to complete successfully these growth initiatives, strategies and operating plans and realize all of the benefits, including growth targets and cost savings, we expect to achieve or it may be more costly to do so than we anticipate. A variety of factors could cause us not to realize some or all of the expected benefits. These factors include, among others: delays in the anticipated timing of activities related to such growth initiatives, strategies and operating plans; difficulty in competing in certain industries, product areas and geographies in which we have less experience than others; negative attention from any failed initiatives; and increased or unexpected costs in implementing these efforts.

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
We face the risk that certain clients may not have the financial resources to pay our agreed-upon advisory fees, including in the bankruptcy or insolvency context. Our clients include some companies that may from time to time encounter financial difficulties. If a client's financial difficulties become severe, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. On occasion, some of our clients have entered bankruptcy, which has prevented us from collecting amounts owed to us. The bankruptcy of a number of our clients that, in the aggregate, owe us substantial accounts receivable could have a material adverse effect on our business, financial condition and results of operations. In addition, if a number of clients declare bankruptcy after paying us certain invoices, courts may determine that we are not properly entitled to those payments and may require repayment of some or all of the amounts we received, which could adversely affect our business, financial condition and results of operations. In addition, some fees earned from certain activities in our FR business segment are subject to approval by the United States Bankruptcy Courts and other interested parties, including United States Trustees, which have the ability to challenge the payment of those fees. Fees earned and reflected in our revenue may from time to time be subject to successful challenges, which could result in a reduction of revenue. Finally, certain clients may also be unwilling to pay our advisory fees in whole or in part, in which case we may have to incur significant costs to bring legal action to enforce our engagement agreements to obtain our advisory fees. We accrued net bad debt expense of $7.3 million and $6.4 million in fiscal 2024 and 2023, respectively, related to uncollectible or doubtful accounts receivable and unbilled work in progress.

We may not be able to generate sufficient cash in the future to service any future indebtedness.
As of March 31, 2024, we had $37.8 million of other liabilities, but may incur additional debt in the future. Our ability to make scheduled payments on or to refinance our debt obligations will depend on our business, financial condition and results of operations. We cannot provide assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal of, and interest on, our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance such indebtedness.

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

Our ability to conduct business and our operating results, including compliance costs, may be adversely affected as a result of any new requirements imposed by the SEC, FINRA or other United States or foreign governmental regulatory authorities or self-regulatory organizations that regulate financial services firms or supervise financial markets. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. In addition, some of our clients or prospective clients may adopt policies that exceed regulatory requirements and impose additional restrictions affecting their dealings with us. Accordingly, we may incur significant costs to comply with United States and international regulations. Our expenses incurred in complying with these regulatory requirements, including legal fees and fees paid to the SEC, FINRA and United States or foreign governmental regulatory authorities or self-regulatory organizations, have increased in recent years. For example, on May 10, 2023, the staff of the SEC's Division of Enforcement proposed a potential settlement with the Company to resolve an investigation of the Company's compliance with records preservation requirements related to business communications sent over off-channel electronic messaging platforms. The SEC has conducted similar investigations of other financial institutions as part of a widely publicized industry sweep that has included publicly announced settlements with multiple firms to date. The Company cooperated fully with the SEC and has settled with the SEC's Division of Enforcement to resolve the investigation that included a $15 million civil penalty. We maintain an internal team that works full-time to develop and implement regulatory compliance policies and procedures, monitor business activities to ensure compliance with such policies and procedures and reports to senior management. This team also uses various software tracking and reporting systems and confers regularly with internal and outside legal counsel in the performance of its responsibilities. In addition, new laws or regulations or changes in enforcement of existing laws or regulations applicable to our clients may adversely affect our business. For example, changes in antitrust enforcement could affect the level of M&A activity and changes in applicable regulations could restrict the activities of our clients and their need for the types of advisory services that we provide to them.

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
Each share of our Class B common stock is entitled to ten votes per share, and each share of our Class A common stock is entitled to one vote per share. As of March 31, 2024, the HL Holders through the HL Voting Trust beneficially owned 17,590,406 shares of common stock representing approximately 25.1% of the economic interest, and controlled 77.1% of the voting power of our outstanding capital stock. The HL Voting Trust will, for the foreseeable future, have significant influence over our corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval. The HL Voting Trust is able to elect a majority of the members of our board of directors and control actions to be taken by us and our board of directors, including amendments to our amended and restated certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. This concentrated control will limit the ability of holders of our Class A common stock to influence corporate matters for the foreseeable future and may materially adversely affect the market price of our Class A common stock. It is possible that the interests of the HL Voting Trust may in some circumstances conflict with our interests and the interests of our other stockholders. For example, the HL Voting Trust may have different tax positions or other differing incentives from other stockholders that could influence their decisions regarding whether and when to cause us to dispose of assets, incur new or refinance existing indebtedness or take other actions. Additionally, the holders of our Class B common stock may cause us to make strategic decisions or pursue acquisitions that could involve risks to holders of our Class A common stock or may not be in the best interests of holders of our Class A common stock.

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

As of March 31, 2024, 17,590,406 shares of our Class A common stock issuable upon conversion of outstanding Class B common stock (including restricted stock units) are eligible for sale, subject to certain restrictions under the Securities Act of 1933, as amended (the “Securities Act”).

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

Item 1B.    Unresolved Staff Comments

None.

Item 1C.    Cybersecurity

As required by Item 106 of Regulation S-K, the following sets forth certain information regarding our cybersecurity strategy, risk management, and governance.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program designed to protect critical assets, scale with business growth, identify and mitigate threats, and enable us to conduct our business securely. The program’s design applies concepts from the frameworks of the National Institute of Standards and Technology (“NIST”) as guidelines, incorporating their applicable principles while adapting certain elements to align with our specific operational needs and objectives. The program and other cybersecurity processes have been integrated into our overall risk management framework.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

Our cybersecurity risk management program includes:

•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•cybersecurity awareness training of our employees, incident response personnel, and senior management;
•ongoing risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for service providers, suppliers, and vendors.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the "Committee") oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.

The Committee receives regular reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential. The Committee reports to our full board of directors regarding its activities, including those related to cybersecurity. Our full board of directors also receives briefings from management on our cyber risk management program.

Our management team, including our Chief Information Officer, Senior VP Global IT Operations and IT Security Director, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. The cybersecurity team leads dedicated cybersecurity meetings with the Chief Corporate Governance & Compliance Officer and key members of the legal and compliance department. This group meets monthly and regularly reviews key cybersecurity metrics. The information security team monitors public cybersecurity threats and meets with external experts periodically to review these threats and to stay abreast of the evolving threat landscape. The leadership of our cybersecurity team averages approximately 25 years of experience with information technology, with a background deeply rooted in data management and protection and data analytics and brings extensive experience in information security strategy and risk management at Houlihan Lokey and in previous roles.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2.    Properties

Our headquarters is located in leased office space at 10250 Constellation Boulevard, Los Angeles, California 90067. We lease the space in the United States for our offices in Atlanta, Baltimore, Boston, Charlotte, Chicago, Dallas, Houston, McLean (Virginia), Miami, Minneapolis, New York City, and San Francisco; and internationally in Amsterdam, Antwerp, Beijing, Dubai, Frankfurt, Fukuoka, Gurugram, Hong Kong SAR, London, Madrid, Manchester, Milan, Mumbai, Munich, Paris, São Paulo, Shanghai, Singapore, Stockholm, Sydney, Tel Aviv, Tokyo and Zurich.

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
As of May 16, 2024, there were approximately thirty holders of record of our Class A common stock and one holder of record of our Class B common stock. This does not include the number of shareholders that hold shares in "street-name" through banks or broker-dealers or through the HL Voting Trust.
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
Unregistered Sales of Equity Securities and Use of Proceeds
On January 12, 2024, the Company issued 11,258 shares of Class B common stock to certain former employees of a business acquired in 2019. The Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering and received no proceeds in connection with this issuance.
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

Stock Performance
The stock performance graph below compares the cumulative total stockholder return on our Class A common stock from March 29, 2019 through March 28, 2024, with that of the S&P 500 Index and the S&P 500 Financials Index. The graph assumes $100 was invested in each of our Class A common stock, the S&P 500 Index and the S&P 500 Financials Index on March 29, 2018. It also assumes that dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance. The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act except to the extent we specifically incorporate it by reference into such filing.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN HOULIHAN LOKEY, INC. CLASS A COMMON STOCK, S&P 500 INDEX AND S&P FINANCIALS INDEX

$300
$250
$200
$150
$100
$50
$-
03/29/19
06/28/19
09/30/19
12/31/19
03/31/20
06/30/20
09/30/20
12/31/20
03/31/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/30/22
03/31/23
06/30/23
09/29/23
12/29/23
03/28/24
Houlihan Lokey, Inc.
S&P 500 Index
S&P Financials Index

Purchases of Equity Securities
The following table summarizes all of the repurchases of Houlihan Lokey, Inc. equity securities during the quarter ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased and Retired As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2024 - January 31, 2024	4,948	$119.78	—	$457,712,992
February 1, 2024 - February 29, 2024	—	—	—	457,712,992
March 1, 2024 - March 31, 2024	39	124.53	—	457,712,992
Total	4,987	$119.82	—	$457,712,992
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
(2)Total Number of Shares Purchased consists of 4,948 unvested shares of Class B common stock at an average price per share of $119.78, which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards.
(3)Total Number of Shares Purchased consists of 39 unvested shares of Class B common stock at an average price per share of $124.53, which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards.

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our historical financial statements and related notes included elsewhere in this Form 10-K. Actual results and the timing of events may differ significantly from those expressed or implied in any forward-looking statements due to a number of factors, including those set forth in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Form 10-K. For discussion related to changes in financial condition and the results of operations for fiscal year 2022-related items, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year 2023, which was filed with the Securities and Exchange Commission on May 25, 2023.
Executive Overview
Established in 1972, Houlihan Lokey is a global investment bank with expertise in mergers and acquisitions, capital markets, financial restructurings, and financial and valuation advisory. With offices in the Americas, Europe, the Middle East, and the Asia-Pacific region, the Company serves a diverse set of clients including corporations, institutions, and governments worldwide. Houlihan Lokey’s financial professionals deliver meaningful and differentiated advice to clients on strategy and financial decisions employing a rigorous analytical approach coupled with deep product and industry expertise.
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
As of March 31, 2024, we served our clients globally with 1,853 financial professionals, including 316 Managing Directors. We plan to continue to grow our firm across industry sectors, geographies and products to deliver quality advice and innovative solutions to our clients, both organically and through acquisitions. Acquisitions over the last several years include MVP Capital, LLC, in August 2020, an independent advisory firm that provides a range of financial advisory services to clients in the technology, media, and telecommunications sectors. In October 2021, we acquired GCA Corporation ("GCA"), a global technology-focused investment bank providing M&A advisory and capital markets advisory services in Europe, Japan/Asia, and the United States. The addition of GCA significantly increased the Company's position in the technology sector, which is critical to meeting the needs of our clients as technology increasingly touches every business sector. In February 2023, we acquired Oakley Advisory, further increasing our global coverage of the digital infrastructure sector and significantly augmenting the existing sector coverage in Europe. More recently, the Company acquired 7 Mile Advisors in December 2023, an independent advisory firm that provides a range of investment banking services to clients across the IT services sector, which further enhances our existing deep industry expertise in IT services and expands the firm’s geographic footprint.
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
Our fiscal year ends on March 31 of each year. For the fiscal year ended March 31, 2024, we earned revenues of $1.91 billion, an increase of 6% from the $1.81 billion earned during the fiscal year ended March 31, 2023.
For the fiscal years ended March 31, 2024, 2023, and 2022, we earned revenues of $570 million, $520 million, and $579 million, respectively, from our international operations.
Based on historical experience, we believe current economic conditions provide a stable environment for M&A and capital markets activities, but the continued threat from inflation and higher interest rates, international conflict and economic disruption provide some uncertainty in the coming quarters. In the United States, our dialogue with clients who are evaluating strategic alternatives remains measured as we continue to see concerns around the macro-economic factors mentioned above.

Our Financial Restructuring activity has improved as a result of the factors mentioned above (inflation, conflict, and disruption). We continue to remain optimistic about the current restructuring outlook over the short to medium term due to higher interest rates, record levels of company leverage, inflation, supply-chain issues, recent geopolitical events, and contracting monetary policy.
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
Other (Income)/Expense, Net
Other (income)/expense, net includes (i) interest income earned on non-marketable and investment securities, cash and cash equivalents, loans receivable from affiliates, employee loans, and commercial paper, (ii) interest expense and fees on our HLI Line of Credit (defined herein), (iii) equity income and/or gains or losses from funds and partnership interests where we have had more than a minor ownership interest or more than minor influence over operations, but do not have a controlling interest and are not the primary beneficiary, (iv) gains and/or losses associated with the reduction/increase of earnout liabilities, and (v) other miscellaneous non-operating expenses.
Results of Consolidated Operations
The following is a discussion of our results of operations for the years ended March 31, 2024 and 2023. For a more detailed discussion of the factors that affected the revenues and the operating expenses of our CF, FR, and FVA business segments in these periods, see "Business Segments" below.

	Year Ended March 31,		Change
($ in thousands)	2024	2023	'23-'24
Revenues	$1,914,404	$1,809,447	6%
Operating expenses:
Employee compensation and benefits	1,213,589	1,147,879	6%
Non-compensation expenses	337,954	319,830	6%
Total operating expenses	1,551,543	1,467,709	6%
Operating income	362,861	341,738	6%
Other (income)/expense, net	(27,678)	17,738	(256)%
Income before provision for income taxes	390,539	324,000	21%
Provision for income taxes	110,238	69,777	58%
Net income attributable to Houlihan Lokey, Inc.	$280,301	$254,223	10%

Year Ended March 31, 2024 versus March 31, 2023

Revenues were $1.91 billion for the year ended March 31, 2024, compared with $1.81 billion for the year ended March 31, 2023, representing an increase of 6%. The increase in revenues was the result of an increase in FR revenues for the year ended March 31, 2024, compared with the year ended March 31, 2023, as described in further detail below.
Operating expenses were $1.55 billion for the year ended March 31, 2024, compared with $1.47 billion for the year ended March 31, 2023, an increase of 6%. Employee compensation and benefits expense, as a component of operating expenses, was $1.2 billion for the year ended March 31, 2024, compared with $1.1 billion for the year ended March 31, 2023, an increase of 6%. The increase in employee compensation and benefits expense was primarily due to the increase in revenues for the fiscal year. The Compensation Ratio was 63% for the years ended March 31, 2024 and 2023. Non-compensation expenses, as a component of operating expenses, were $338.0 million for the year ended March 31, 2024, compared with $319.8 million for the year ended March 31, 2023, an increase of 6%. The increase in non-compensation expenses was primarily a result of an increase in professional fees and rent expense, partially offset by a decrease in depreciation and amortization expense and other operating expenses.
Other (income)/expense, net changed to income of $(27.7) million for the year ended March 31, 2024, compared with expense of $17.7 million for the year ended March 31, 2023. The change in other (income)/expense, net was primarily due to i) during the fiscal year ended March 31, 2023, the Company accrued for its settlement with the Security and Exchange Commission's Division of Enforcement to resolve an investigation of the Company's compliance with records preservation requirements related to business communications sent over off-channel electronic messaging platforms for $15 million, ii) during the fiscal year ended March 31, 2024, a gain recognized from the reduction in the fair value of an earnout liability issued in connection with a business acquired during 2021, and iii) a net increase in interest income generated by our investment securities.
The provision for income taxes for the year ended March 31, 2024 was $110.2 million, which reflected an effective tax rate of 28%. The provision for income taxes for the year ended March 31, 2023 was $69.8 million, which reflected an effective tax rate of 22%. The increase in the Company's tax rate during the fiscal year ended March 31, 2024 relative to the fiscal year ended March 31, 2023 was primarily a result of decreased stock compensation deductions and increased taxes due to foreign operations, as well as the release of the provision for an uncertain tax position as a result of the successful closure of a state audit that occurred during the fiscal year ended March 31, 2023 that did not repeat in the fiscal year ended March 31, 2024.

Business Segments
The following table presents revenues, expenses, and contributions from our continuing operations by business segment. The revenues by segment represents each segment's revenues, and the profit by segment represents profit for each segment before corporate expenses, Other (income)/expense, net, and income taxes.

	Year Ended March 31,		Change
($ in thousands)	2024	2023	23-'24
Revenues by segment
Corporate Finance	$1,106,826	$1,127,126	(2)%
Financial Restructuring	521,984	395,733	32%
Financial and Valuation Advisory	285,594	286,588	—%
Revenues	$1,914,404	$1,809,447	6%
Segment profit (1)
Corporate Finance	$302,533	$354,075	(15)%
Financial Restructuring	194,116	121,618	60%
Financial and Valuation Advisory	74,422	81,388	(9)%
Total segment profit	571,071	557,081	3%
Corporate expenses (2)	208,210	215,343	(3)%
Other (income)/expense, net	(27,678)	17,738	(256)%
Income before provision for income taxes	$390,539	$324,000	21%

Segment Metrics:
Number of Managing Directors
Corporate Finance	223	217	3%
Financial Restructuring	54	57	(5)%
Financial and Valuation Advisory	39	39	—%
Number of closed transactions/Fee Events (3)
Corporate Finance	450	503	(11)%
Financial Restructuring	126	106	19%
Financial and Valuation Advisory	2,178	2,257	(4)%
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
Corporate Finance
Year Ended March 31, 2024 Compared to the Year Ended March 31, 2023
Revenues for CF were $1.11 billion for the year ended March 31, 2024, compared with $1.13 billion for the year ended March 31, 2023, representing a decrease of (2)%. The decrease in revenues was primarily a result of an 11% decrease in the number of closed transactions, partially offset by an increase in the average transaction fee on closed transactions for the year ended March 31, 2024, compared with the year ended March 31, 2023. The decrease in the number of closed transactions was driven by softness in the M&A markets for the year ended March 31, 2024, compared with the year ended March 31, 2023. The increase in the average transaction fee on closed transactions was driven by the size and timing of transactions that closed for the year ended March 31, 2024, compared with the year ended March 31, 2023, and does not represent a trend in the average transaction fee on closed transactions.
Segment profit for CF was $303 million for the year ended March 31, 2024, compared with $354 million for the year ended March 31, 2023, representing a decrease of (15)%. The decrease in segment profit was primarily a result of lower revenues and higher non-compensation expenses for the year ended March 31, 2024, compared with the year ended March 31, 2023.

Financial Restructuring
Year Ended March 31, 2024 Compared to the Year Ended March 31, 2023
Revenues for FR were $522 million for the year ended March 31, 2024, compared with $396 million for the year ended March 31, 2023, representing an increase of 32%. The increase in revenues was primarily due to a 19% increase in the number of closed transactions for the year ended March 31, 2024, compared with the year ended March 31, 2023. The increase in the number of closed transactions was driven by favorable market conditions for restructuring transactions.
Segment profit for FR was $194 million for the year ended March 31, 2024, compared with $122 million for the year ended March 31, 2023, an increase of 60%. The increase in segment profit was primarily a result of higher revenues and lower compensation expenses as a percentage of revenues for the year ended March 31, 2024, compared with the year ended March 31, 2023.
Financial and Valuation Advisory
Year Ended March 31, 2024 Compared to the Year Ended March 31, 2023
Revenues for FVA remained relatively flat at $286 million for the year ended March 31, 2024, compared with $287 million for the year ended March 31, 2023.
Segment profit for FVA was $74 million for the year ended March 31, 2024, compared with $81 million for the year ended March 31, 2023, representing a decrease of (9)%. The decrease in segment profit was primarily a result of higher non-compensation expenses for the year ended March 31, 2024, compared with the year ended March 31, 2023.
Corporate Expenses
Year Ended March 31, 2024 Compared to the Year Ended March 31, 2023
Corporate expenses were $208 million for the year ended March 31, 2024, compared with $215 million for the year ended March 31, 2023, representing a decrease of (3)%. The decrease in corporate expenses was primarily a result of lower non-compensation expenses for the year ended March 31, 2024, compared with the year ended March 31, 2023.
Liquidity and Capital Resources
Our current assets comprise cash and cash equivalents, investment securities, accounts receivable, and unbilled work in progress related to fees earned from providing advisory services. Our current liabilities include deferred income, accounts payable and accrued expenses, accrued salaries and bonuses, income taxes payable, and current portion of loan obligations.
Our cash and cash equivalents include cash held at banks. We maintain moderate levels of cash on hand in support of regulatory requirements for our registered broker-dealers. As of March 31, 2024 and 2023, we had $545 million and $475 million of cash in foreign subsidiaries, respectively. Our excess cash may be invested in short term investments, including treasury securities, commercial paper, certificates of deposit, and investment grade corporate debt securities. Please refer to Note 6 for further detail.
As of March 31, 2024 and 2023, our Cash and cash equivalents, Investment securities, and Restricted cash were as follows:

(In thousands)	March 31, 2024	March 31, 2023
Cash and cash equivalents	$721,235	$714,439
Investment securities	38,005	37,309
Total unrestricted cash and cash equivalents, including investment securities	759,240	751,748
Restricted cash (1)	619	373
Total cash, cash equivalents, and restricted cash, including investment securities	$759,859	$752,121
(1)Restricted cash represents cash deposits in support of two letters of credit for our Frankfurt office as of March 31, 2024 and one letter of credit for our Frankfurt office as of March 31, 2023.

As of each fiscal year end, a material portion of our Cash and cash equivalents is reserved to cover accrued, but unpaid bonuses, that are paid the following May and November.

Our liquidity is highly dependent upon cash receipts from clients that are generally dependent upon the successful completion of transactions as well as the timing of receivables collections, which typically occur within 60 days of billing. As of March 31, 2024 and 2023, we had $200 million and $182 million of Accounts receivable, net of credit losses, respectively. As of March 31, 2024 and 2023, we had $192 million and $115 million of Unbilled work in progress, net of credit losses, respectively.

Subsequent to the end of fiscal 2024, our Board of Directors declared a quarterly cash dividend of $0.57 per share of common stock, payable on June 15, 2024 to shareholders of record as of the close of business on June 3, 2024.

On August 23, 2019, the Company entered into a syndicated revolving line of credit with the Bank of America, N.A. and certain other financial institutions party thereto, which was amended by a First Amendment to Credit Agreement dated as of August 2, 2022 (the "HLI Line of Credit"), which allows for borrowings of up to $100 million (and, subject to certain conditions, provides the Company with an uncommitted expansion option, which, if exercised in full, would provide for a total credit facility of $200 million), and matures on August 23, 2025 (or if such date is not a business day, the immediately preceding business day). Borrowings under the HLI Line of Credit bear interest at a floating rate, which can be either, at the Company’s option, (i) Term Secured Overnight Financing Rate (“SOFR”) plus a 0.10% SOFR adjustment plus a 1.00% margin or (ii) base rate, which is the highest of (a) the Federal Funds Rate plus one-half of one percent (0.50%), (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (c) Term SOFR plus a 0.10% SOFR adjustment. Commitment fees apply to unused amounts, and the HLI Line of Credit contains debt covenants which require that the Company maintain certain financial ratios. The loan agreement requires compliance with certain loan covenants including but not limited to the maintenance of minimum consolidated earnings before interest, taxes, depreciation and amortization of no less than $150 million as of the end of any quarterly 12-month period and certain leverage ratios including a consolidated leverage ratio of less than 2.00 to 1.00. As of March 31, 2024, we were, and expect to continue to be, in compliance with such covenants. As of March 31, 2024, no principal was outstanding under the HLI Line of Credit.

The majority of the Company's payment obligations and commitments pertain to routine operating leases. The Company also has various obligations relating to notes payable and contingent consideration issued in connection with businesses previously acquired (see Note 10 included in Part II, Item 8 of this Form 10-K).

In connection with certain acquisitions, certain employees may be entitled to deferred consideration, primarily in the form of retention payments, should certain service and/or performance conditions be met in the future. As a result of these conditions, such deferred consideration would be expensed as compensation in current and future periods and has been accrued as liabilities on the Consolidated Balance Sheets as of March 31, 2024 and 2023.
Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of our incentive compensation during the first and third quarters of each fiscal year. A summary of our operating, investing, and financing cash flows is as follows:

	Year Ended March 31,
(In thousands)	2024	2023
Operating activities:
Net income	$280,301	$254,223
Non-cash charges	244,524	250,560
Other operating activities	(196,367)	(368,510)
Net cash provided by operating activities	328,458	136,273
Net cash used in investing activities	(70,406)	(3,004)
Net cash used in financing activities	(250,585)	(240,462)
Effects of exchange rate changes on cash and cash equivalents	(425)	(12,065)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	7,042	(119,258)
Cash, cash equivalents and restricted cash – beginning of period	714,812	834,070
Cash, cash equivalents and restricted cash – end of period	$721,854	$714,812

Year Ended March 31, 2024
Operating activities resulted in a net inflow of $328.5 million for the year ended March 31, 2024, primarily due to net income of $280.3 million and non-cash charges of $244.5 million, partially offset by a decrease in other operating activities of $(196.4) million. Investing activities resulted in a net outflow of $(70.4) million for the year ended March 31, 2024, primarily due to acquisitions of property and equipment and purchases of investment securities, partially offset by the sale or maturity of investment securities. Financing activities resulted in a net outflow of $(250.6) million primarily due to dividends paid, payments to settle employee tax obligations on share-based awards, and share repurchases made during the year ended March 31, 2024.

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
Risks Related to Cash and Short Term Investments
Our cash is maintained in U.S. and non-U.S. bank accounts. We have exposure to foreign exchange risks through all of our international affiliates, and some of our investments. However, we believe our cash is not subject to any material interest rate risk, equity price risk, credit risk or other market risk. Consistent with our past practice, we expect to maintain our cash in bank accounts or highly liquid securities.
Exchange Rate Risk
The exchange rate of the U.S. dollar relative to the currencies in the non-U.S. countries in which we operate may have an effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities and, therefore, be reflected as a change in other comprehensive income, net of tax. Our non-U.S. assets and liabilities that are sensitive to exchange rates consist primarily of trade payables and receivables, work in progress, and cash. For the years ended March 31, 2024, 2023, and 2022, the net impact of the fluctuation of foreign currencies in other comprehensive income within the Consolidated Statements of Comprehensive Income was $(3.8) million, $(19.5) million, and $(23.2) million, respectively.
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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of March 31, 2024, we had one foreign currency forward contract between the U.S. dollar and pound sterling with an aggregate notional value of $38.3 million. As of March 31, 2023, we had one foreign currency forward contract between the euro and pound sterling with an aggregate notional value of €6.5 million. The fair value of these foreign currency forward contracts represented a gain included in Other operating expenses of $55 thousand and $35 thousand during the year ended March 31, 2024 and March 31, 2023, respectively.
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

Item 8.    Financial Statements
HOULIHAN LOKEY, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors Houlihan Lokey, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Houlihan Lokey, Inc. and subsidiaries (the Company) as of March 31, 2024 and 2023, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 21, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Recognition of Revenue
As disclosed in Note 2 to the consolidated financial statements, the Company recognizes revenue from contracts with customers upon satisfaction of the performance obligation by transferring the promised service to the customers. A service is transferred to a customer when the customer obtains control of and derives benefit from that service. Revenues from Corporate Finance engagements primarily consist of fees generated in connection with advisory services related to mergers and acquisitions, capital markets, and other corporate finance transactions. Fees earned upon the successful completion of a Corporate Finance transaction or engagement (“Completion Fees”) are recognized when the related transaction has been effectively closed. Effective closure of a transaction or engagement occurs when the Company has transferred control of the promised service, the customer obtains control, and the variable consideration constraint has been resolved. The Company recorded revenue of approximately $1.1 billion for Corporate Finance for the year ended March 31, 2024.
We identified the evaluation of the revenue recognition related to uncollected Completion Fees of Corporate Finance transaction and engagement fees as a critical audit matter because a high degree of auditor judgment was required in evaluating the effective closure of a transaction or engagement.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of the internal controls related to the Company’s uncollected transaction and engagement fee revenue recognition process, including controls related to the evaluation of the effective closure of transactions and resolution of the variable consideration constraints. For a sample of transactions, we tested the effective closure by comparing the transaction or engagement completion status to contract terms, using a combination of executed third party contracts and other relevant and reliable third-party information. In addition, we sent third-party confirmations to a sample of customers regarding the amount of uncollected Corporate Finance Completion Fees as of March 31, 2024.
/s/ KPMG LLP
We have served as the Company’s auditor since 2006.
Los Angeles, California
May 21, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors Houlihan Lokey, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Houlihan Lokey, Inc. and subsidiaries' (the Company) internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2024 and 2023, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated May 21, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Los Angeles, California
May 21, 2024

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data and par value)	March 31, 2024	March 31, 2023
Assets
Cash and cash equivalents	$721,235	$714,439
Restricted cash	619	373
Investment securities	38,005	37,309
Accounts receivable, net of allowance for credit losses of $8,767 and $8,773, respectively	199,630	182,029
Unbilled work in progress, net of allowance for credit losses of $6,132 and $5,622, respectively	192,012	115,045
Income taxes receivable	32,856	17,693
Deferred income taxes	90,064	104,941
Property and equipment, net	136,701	88,345
Operating lease right-of-use assets	344,024	333,877
Goodwill	1,127,497	1,087,784
Other intangible assets, net	197,439	203,370
Other assets	90,677	83,609
Total assets	$3,170,759	$2,968,814

Liabilities and stockholders' equity
Liabilities:
Accrued salaries and bonuses	$726,031	$765,877
Accounts payable and accrued expenses	114,171	113,421
Deferred income	33,139	40,695
Deferred income taxes	7,505	544
Operating lease liabilities	415,412	374,869
Other liabilities	37,751	60,111
Total liabilities	1,334,009	1,355,517

Commitments and contingencies (Note 17)

Stockholders' equity:
Class A common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 52,348,511 and 50,638,924 shares, respectively	52	51
Class B common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 16,746,676 and 18,048,345 shares, respectively	17	18
Additional paid-in capital	739,870	642,970
Retained earnings	1,163,419	1,033,072
Accumulated other comprehensive loss	(66,608)	(62,814)
Total stockholders' equity	1,836,750	1,613,297
Total liabilities and stockholders' equity	$3,170,759	$2,968,814
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
(In thousands, except share and per share data)	2024	2023	2022
Revenues	$1,914,404	$1,809,447	$2,269,958
Operating expenses:
Employee compensation and benefits	1,213,589	1,147,879	1,408,634
Travel, meals, and entertainment	65,298	51,082	22,465
Rent	76,079	55,838	47,747
Depreciation and amortization	28,536	58,221	48,537
Information technology and communications	60,168	54,125	41,714
Professional fees	49,077	32,940	38,349
Other operating expenses	58,796	67,624	49,648
Total operating expenses	1,551,543	1,467,709	1,657,094
Operating income	362,861	341,738	612,864
Other (income)/expense, net	(27,678)	17,738	8,926
Income before provision for income taxes	390,539	324,000	603,938
Provision for income taxes	110,238	69,777	165,614
Net income	280,301	254,223	438,324
Net income attributable to noncontrolling interest	—	—	(573)
Net income attributable to Houlihan Lokey, Inc.	280,301	254,223	437,751
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(3,794)	(19,467)	(23,171)
Comprehensive income attributable to Houlihan Lokey, Inc.	$276,507	$234,756	$414,580

Attributable to Houlihan Lokey, Inc. common stockholders:
Weighted average shares of common stock outstanding:
Basic	64,337,975	63,358,408	64,970,287
Fully diluted	68,159,390	67,586,263	68,259,708
Earnings per share (Note 13)
Basic	$4.36	$4.01	$6.74
Fully diluted	$4.11	$3.76	$6.41
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2021	51,245,442	$51	16,951,696	$17	$803,573	$600,096	$(20,176)	$1,383,561
Shares issued	—	—	3,107,424	3	14,182	—	—	14,185
Stock compensation vesting (Note 14)	—	—	—	—	84,320	—	—	84,320
Dividends	—	—	—	—	—	(115,624)	—	(115,624)
Conversion of Class B to Class A shares	1,874,009	2	(1,874,009)	(2)	—	—	—	—
Shares issued to non-employee directors (Note 14)	6,512	—	—	—	477	—	—	477
Other shares repurchased/forfeited	(3,272,399)	(3)	(535,556)	—	(337,791)	—	—	(337,794)
Net income	—	—	—	—	—	437,751	—	437,751
Change in unrealized translation	—	—	—	—	—	—	(23,171)	(23,171)
Total comprehensive income	—	—	—	—	—	437,751	(23,171)	414,580
Balances – March 31, 2022	49,853,564	$50	17,649,555	$18	$564,761	$922,223	$(43,347)	$1,443,705

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2022	49,853,564	$50	17,649,555	$18	$564,761	$922,223	$(43,347)	$1,443,705
Shares issued	—	—	2,485,582	2	16,773	—	—	16,775
Stock compensation vesting (Note 14)	—	—	—	—	151,769	—	—	151,769
Dividends	—	—	—	—	—	(143,374)	—	(143,374)
Conversion of Class B to Class A shares	1,455,908	1	(1,455,908)	(1)	—	—	—	—
Shares issued to non-employee directors (Note 14)	6,739	—	—	—	570	—	—	570
Other shares repurchased/forfeited	(677,287)	—	(630,884)	(1)	(90,903)	—	—	(90,904)
Net income	—	—	—	—	—	254,223	—	254,223
Change in unrealized translation	—	—	—	—	—	—	(19,467)	(19,467)
Total comprehensive income	—	—	—	—	—	254,223	(19,467)	234,756
Balances – March 31, 2023	50,638,924	$51	18,048,345	$18	$642,970	$1,033,072	$(62,814)	$1,613,297

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2023	50,638,924	$51	18,048,345	$18	$642,970	$1,033,072	$(62,814)	$1,613,297
Shares issued	—	—	1,767,036	1	31,132	—	—	31,133
Stock compensation vesting (Note 14)	—	—	—	—	160,846	—	—	160,846
Dividends	—	—	—	—	—	(149,954)	—	(149,954)
Conversion of Class B to Class A shares	1,942,078	1	(1,942,078)	(1)	—	—	—	—
Shares issued to non-employee directors (Note 14)	6,609	—	—	—	587	—	—	587
Other shares repurchased/forfeited	(239,100)	—	(1,126,627)	(1)	(95,665)	—	—	(95,666)
Net income	—	—	—	—	—	280,301	—	280,301
Change in unrealized translation	—	—	—	—	—	—	(3,794)	(3,794)
Total comprehensive income	—	—	—	—	—	280,301	(3,794)	276,507
Balances – March 31, 2024	52,348,511	$52	16,746,676	$17	$739,870	$1,163,419	$(66,608)	$1,836,750

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(In thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$280,301	$254,223	$438,324
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	20,470	(3,446)	(71,068)
Provision for bad debts, net	7,264	6,429	3,718
Unrealized (gains)/losses on investment securities	(876)	3,680	4,228
Non-cash lease expense	32,908	26,609	31,508
Depreciation and amortization	28,536	58,221	48,537
Contingent consideration valuation	(10,373)	2,131	7,104
Compensation expense — equity and liability classified share awards (Note 14)	166,595	156,936	91,875
Changes in operating assets and liabilities:
Accounts receivable	(23,828)	(37,742)	14,128
Unbilled work in progress	(77,477)	(11,596)	18,036
Other assets	(6,756)	(25,958)	14,895
Accrued salaries and bonuses	(42,269)	(189,534)	150,721
Accounts payable and accrued expenses and other	(23,192)	(32,014)	(9,955)
Deferred income	(7,556)	11,943	807
Income taxes payable	(15,289)	(83,609)	(6,254)
Net cash provided by operating activities	328,458	136,273	736,604

Cash flows from investing activities:
Purchases of investment securities	(11,278)	(19,230)	(101,562)
Sales or maturities of investment securities	11,458	87,384	197,324
Acquisition of business, net of cash acquired	(3,856)	(20,427)	(360,996)
Purchase of property and equipment, net	(66,730)	(50,731)	(8,680)
Net cash used in investing activities	(70,406)	(3,004)	(273,914)

Cash flows from financing activities:
Dividends paid	(148,454)	(140,384)	(114,806)
Share repurchases	(24,952)	(48,659)	(304,793)
Payments to settle employee tax obligations on share-based awards	(70,713)	(42,283)	(33,741)
Earnouts paid	(7,053)	(6,679)	(5,917)
Loans payable to former shareholders redeemed	—	(539)	(280)
Repayments of loans to non-affiliates	—	(2,488)	—
Other financing activities	587	570	477
Net cash used in financing activities	(250,585)	(240,462)	(459,060)
Effects of exchange rate changes on cash and cash equivalents	(425)	(12,065)	(16,784)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	7,042	(119,258)	(13,154)
Cash, cash equivalents and restricted cash – beginning of period	714,812	834,070	847,224
Cash, cash equivalents and restricted cash – end of period	$721,854	$714,812	$834,070

Supplemental disclosures of non-cash activities:
Shares issued via vesting of liability classified awards	$5,176	$5,955	$4,270
Promissory note issued as consideration for acquisition	14,500	—	—
Shares issued as consideration for acquisition	19,343	7,238	2,000
Cash acquired through acquisitions	$224	$11,933	$244,162
Cash paid during the year:
Interest	$579	$5,904	$1,000
Taxes, net of refunds	105,056	156,786	242,031
Regulatory fines and penalties	15,000	—	—

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Revenues from CF engagements primarily consist of fees generated in connection with advisory services related to corporate finance, mergers and acquisitions, and capital markets offerings. Completion Fees from these engagements are recognized at a point in time when the related transaction has been effectively closed. At that time, the Company has transferred control of the promised service and the customer obtains control. CF contracts generally contain a variety of promised services that may be capable of being distinct, but they are not distinct within the context of the contract as the various services are inputs to the combined output of successfully brokering a specific transaction. Completion Fees, Retainer Fees, and Progress Fees from these engagements are considered variable and constrained until the corresponding transaction has been effectively closed as they are contingent upon a future event, which includes factors outside of our control (e.g., completion of a transaction or regulatory approval).

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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of March 31, 2024, we had one foreign currency forward contract between the U.S. dollar and pound sterling with an aggregate notional value of $38.3 million. As of March 31, 2023, we had one foreign currency forward contract between the euro and pound sterling with an aggregate notional value of €6.5 million. The fair value of these foreign currency forward contracts represented a gain included in Other operating expenses of $55 and $35 during the year ended March 31, 2024 and March 31, 2023, respectively.

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

Cash and Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash held at banks and highly liquid investments with original maturities of three months or less. As of March 31, 2024 and 2023, the Company had cash balances with banks in excess of insured limits. The Company believes it is not exposed to any significant credit risk with respect to Cash and cash equivalents.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
The following table provides a reconciliation of Cash and cash equivalents, and Restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	March 31, 2024	March 31, 2023
Cash and cash equivalents	$721,235	$714,439
Restricted cash (1)	619	373
Total cash, cash equivalents, and restricted cash	$721,854	$714,812
(1)Restricted cash represents cash deposits in support of two letters of credit for our Frankfurt office as of March 31, 2024 and one letter of credit for our Frankfurt office as of March 31, 2023.

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
In 2021, the Organization for Economic Co-operation and Development (“OECD”) reached agreement among various countries to establish a 15% minimum tax on certain multinational enterprises, commonly referred to as Pillar Two. The EU effective dates are January 1, 2024 and January 1, 2025, for different aspects of the directive. A significant number of other countries are expected to also implement similar legislation with varying effective dates in the future. The Company is continuing to evaluate the potential impact on future periods of Pillar Two, pending legislative adoption by individual countries.
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
Goodwill is reviewed annually during the fourth quarter for impairment and more frequently if potential impairment indicators exist. Goodwill is reviewed for impairment in accordance with ASC Topic 350, Intangibles – Goodwill and Other, as amended by Accounting Standards Update ("ASU") No. 2017-04, Simplifying the Test for Goodwill Impairment, which permits management to perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit is less than its corresponding carrying value. If management determines the reporting unit's fair value is more likely than not less than its carrying value, a quantitative analysis will be performed to compare the fair value of the reporting unit with its corresponding carrying value. If the conclusion of the quantitative analysis is that the fair value is in fact less than the carrying value, management will recognize a goodwill impairment charge for the amount by which the reporting unit’s carrying value exceeds its fair value. Impairment testing of goodwill requires a significant amount of judgment in assessing both qualitative factors and if necessary, quantitative factors used to estimate the fair value of the reporting unit. As of March 31, 2024, management concluded that it was not more likely than not that the Company’s reporting units’ fair value was less than their carrying amount and no further quantitative impairment testing had been considered necessary.
Indefinite-lived intangible assets are reviewed annually for impairment in accordance with ASU 2012-02, Testing Indefinite-lived Intangible Assets for Impairment, which provides management the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. As of March 31, 2024, management concluded that it was not more likely than not that the fair values were less than the carrying values.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group (inclusive of other long-lived assets) be tested for possible impairment, management first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of March 31, 2024, no events or changes in circumstances were identified that indicated that the carrying amount of the finite-lived intangible assets were not recoverable.

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

The change in the Company’s contract assets and liabilities during the period primarily reflects the timing difference between the Company’s performance and the customer’s payment. The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	March 31, 2024	March 31, 2023
Receivables, net (1)	$192,952	$175,023
Unbilled work in progress, net of allowance for credit losses	192,012	115,045
Contract Assets (1)	6,678	7,006
Contract Liabilities (2)	33,139	40,695
(1)Included within Accounts receivable, net of allowance for credit losses in the Consolidated Balance Sheets.
(2)Included within Deferred income in the Consolidated Balance Sheets.

During the years ended March 31, 2024 and 2023, $28.4 million and $16.8 million of revenues, respectively, were recognized that were included in the Deferred income balance at the beginning of the period.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
As a practical expedient, the Company does not disclose information about remaining performance obligations pertaining to (i) contracts that have an original expected duration of one year or less and/or (ii) contracts where the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that is or forms part of a single performance obligation. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at March 31, 2024.
Note 4 — Related Party Transactions
The Company has historically provided financial advisory services to its affiliates and certain other related parties, and received fees for these services totaling approximately $9,044, $284, and $0 during the years ended March 31, 2024, 2023, and 2022, respectively. Accounts receivable and Unbilled work in progress in the accompanying Consolidated Balance Sheets include amounts pertaining to these services of $37 and $7,191, respectively, as of March 31, 2024.

Other assets in the accompanying Consolidated Balance Sheets includes loans receivable from certain employees of $32,937 and $28,869 as of March 31, 2024 and 2023, respectively.
Note 5 — Fair Value Measurements
The following table presents information about the Company's financial assets, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	March 31, 2024
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$21,641	$—	$21,641
U.S. treasury securities	—	15,833	—	15,833
Certificates of deposit	—	531	—	531
Total asset measured at fair value	$—	$38,005	$—	$38,005

	March 31, 2023
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$23,617	$—	$23,617
U.S. treasury securities	—	12,990	—	12,990
Common stock	184	—	—	184
Certificates of deposit	—	518	—	518
Total asset measured at fair value	$184	$37,125	$—	$37,309

The Company had no transfers between fair value levels during the years ended March 31, 2024 and March 31, 2023.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Note 6 — Investment Securities
The amortized cost and gross unrealized gains (losses) of marketable investment securities accounted under the fair value method were as follows:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$22,318	$8	$(685)	$21,641
U.S. treasury securities	16,071	110	(348)	15,833
Certificates of deposit	531	—	—	531
Total securities with unrealized gains/(losses)	$38,920	$118	$(1,033)	$38,005

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$24,936	$6	$(1,325)	$23,617
U.S. treasury securities	13,400	15	(425)	12,990
Common stock	768	—	(584)	184
Certificates of deposit	518	—	—	518
Total securities with unrealized gains/(losses)	$39,622	$21	$(2,334)	$37,309
Scheduled maturities of the securities held by the Company included within the investment securities portfolio were as follows:

	March 31, 2024		March 31, 2023
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$7,592	$7,566	$6,243	$6,254
Due within years two through five	31,328	30,439	33,379	31,055
Total debt within the investment securities portfolio	$38,920	$38,005	$39,622	$37,309
Note 7 — Allowance for Credit Losses
The following table presents information about the Company's allowance for credit losses:

	March 31, 2024	March 31, 2023
Beginning balance	$14,395	$13,274
Provision for bad debt, net	7,264	6,429
Write-off of uncollectible accounts, net	(6,760)	(5,308)
Ending balance	$14,899	$14,395

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Note 8 — Property and Equipment
Property and equipment, net of accumulated depreciation consists of the following:

	Useful Lives	March 31, 2024	March 31, 2023
Equipment	5 years	$9,972	$10,178
Furniture and fixtures	5 years	29,672	19,508
Leasehold improvements	10 years	144,996	107,156
Computers and software	3 years	12,282	12,086
Other	Various	8,088	7,411
Total cost		205,010	156,339
Less: accumulated depreciation		(68,309)	(67,994)
Total net book value		$136,701	$88,345
Additions to property and equipment during the years ended March 31, 2024 and March 31, 2023 were primarily related to leasehold improvement costs incurred.
Depreciation expense of $17,782, $13,250, and $14,600 was recognized during the years ended March 31, 2024, 2023, and 2022, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Note 9 — Goodwill and Other Intangible Assets
The following table provides a reconciliation of Goodwill and other intangible assets, net reported on the Consolidated Balance Sheets.

	Useful Lives	March 31, 2024	March 31, 2023
Goodwill	Indefinite	$1,127,497	$1,087,784
Tradename-Houlihan Lokey	Indefinite	192,210	192,210
Other intangible assets	Varies	98,897	93,917
Total cost		1,418,604	1,373,911
Less: accumulated amortization		(93,668)	(82,757)
Goodwill and other intangible assets, net		$1,324,936	$1,291,154
Amortization expense of approximately $10,754, $44,971, and $33,937 was recognized for finite-lived intangible assets for the years ended March 31, 2024, 2023, and 2022, respectively.

The estimated future amortization for finite-lived intangible assets for each of the next five years and thereafter are as follows:

Year Ended March 31,
2025	$4,926
2026	—
2027	—
2028	—
2029 and thereafter	—

Goodwill attributable to the Company’s business segments is as follows:

	April 1, 2023	Change (1)	March 31, 2024
Corporate Finance	$833,254	$39,713	$872,967
Financial Restructuring	162,815	—	162,815
Financial and Valuation Advisory	91,715	—	91,715
Goodwill	$1,087,784	$39,713	$1,127,497
(1)Changes pertain primarily to the acquisition of 7 Mile Advisors, LLC.
Note 10 — Loans Payable
On August 23, 2019, the Company entered into a syndicated revolving line of credit with Bank of America, N.A. and certain other financial institutions party thereto, which was amended by the First Amendment to Credit Agreement dated as of August 2, 2022 (the "HLI Line of Credit"), which allows for borrowings of up to $100.0 million (and, subject to certain conditions, provides the Company with an uncommitted expansion option, which, if exercised in full, would provide for a total credit facility of $200.0 million) and matures on August 23, 2025 (or if such date is not a business day, the immediately preceding business day). Borrowings under the HLI Line of Credit bear interest at a floating rate, which can be either, at the Company's option, (i) Term Secured Overnight Financing Rate ("SOFR") plus a 0.10% SOFR adjustment plus a 1.00% margin or (ii) base rate, which is the highest of (a) the Federal Funds Rate plus one-half of one percent (0.50%), (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (c) Term SOFR plus a 0.10% SOFR adjustment. Commitment fees apply to unused amounts, and the HLI Line of Credit contains debt covenants which require that the Company maintain certain financial ratios. As of March 31, 2024 and 2023, no principal was outstanding under the HLI Line of Credit.

In May 2018, the Company acquired BearTooth Advisors. Total consideration included an unsecured note of $2.8 million bearing interest at an annual rate of 2.88% and payable on May 21, 2048. This note was subsequently assigned by the seller to the former BearTooth principals (who became employees of the Company), and, under certain circumstances, is convertible into

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Company Class B common stock after the fifth anniversary of the closing of the transaction. The Company incurred interest expense on this note of $0, $18, and $105 for the years ended March 31, 2024, 2023, and 2022, respectively.
In December 2019, the Company acquired Freeman & Co. Total consideration included an unsecured note of $4.0 million bearing interest at an annual rate of 2.75% and payable on December 16, 2049. The note issued by the Company to the seller was distributed to the former principals of Freeman & Co. (who became employees of the Company). Under certain circumstances, the note may be exchanged by each principal for Company Class B common stock over a four-year period in equal annual installments starting in December, 2020. The Company incurred interest expense on this note of $58, $81, and $79 for the years ended March 31, 2024, 2023, and 2022, respectively.
In August 2020, the Company acquired MVP Capital, LLC (“MVP”). Total consideration included an unsecured non-interest bearing note of $4.5 million payable August 14, 2050. The note was issued by the Company to the former principals and sellers of MVP (who became employees of the Company). Under certain circumstances, the note may be exchanged by each seller for a combination of cash and Company stock over a three-year period in equal annual installments starting in August 2021. As of September 30, 2023, the note was fully converted and exchanged for a combination of cash and Company stock. Contingent consideration was also issued in connection with the acquisition of MVP, the remaining liability of which was settled during the three months ended September 30, 2023. The fair value of the MVP contingent consideration was $12.9 million as of March 31, 2023, which is included in Other liabilities in our Consolidated Balance Sheet.
In July 2021, the Company acquired Baylor Klein, Ltd ("BK"). Contingent consideration was issued in connection with the acquisition of BK, which had a fair value of $9.0 million and $18.1 million as of March 31, 2024 and March 31, 2023, respectively, which is included in Other Liabilities in our Consolidated Balance Sheet.

In December 2023, the Company acquired 7 Mile Advisors, LLC ("7MA"). Total consideration included an unsecured note of $14.5 million bearing interest at an annual rate of 2.00% and payable on December 11, 2053. The note was issued by the Company to the former principals and sellers of 7MA (who became employees of the Company). Under certain circumstances, the note will be pre-paid to each seller for Company stock over a three-year period in equal annual installments starting in December 2024. The Company incurred interest expense of $88 for the year ended March 31, 2024. Contingent consideration was also issued in connection with the acquisition of 7MA, which had a fair value of $4.0 million as of March 31, 2024, and is included in Other liabilities in our Consolidated Balance Sheets.
Note 11 — Accumulated Other Comprehensive (Loss)
Accumulated other comprehensive (loss) is comprised of Foreign currency translation adjustments of $(3,794) and $(19,467) for the years ended March 31, 2024 and 2023, respectively. We do not expect the change in foreign currency translation to have a material impact on our operating results and financial position.
Accumulated other comprehensive (loss) as of March 31, 2024, 2023, and 2022, was comprised of the following:

Total
Balance, March 31, 2022	$(43,347)
Foreign currency translation adjustments	(19,467)
Balance, March 31, 2023	(62,814)
Foreign currency translation adjustments	(3,794)
Balance, March 31, 2024	$(66,608)

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Note 12 — Income Taxes
The Company’s provision for income taxes was $110,238, $69,777, and $165,614, for the years ended March 31, 2024, 2023, and 2022, respectively. This represents effective tax rates of 28.2%, 21.5%, and 27.4% for the years ended March 31, 2024, 2023, and 2022, respectively.

The provision (benefit) for income taxes on operations for the years ended March 31, 2024, 2023, and 2022 is comprised of the following approximate values:

	Year Ended March 31,
	2024	2023	2022
Current:
Federal	$40,838	$66,529	$134,054
State and local	16,116	4,819	58,568
Foreign	32,814	1,875	44,060
Subtotal	89,768	73,223	236,682
Deferred:
Federal	14,116	1,605	(52,088)
State and local	3,498	1,092	(18,348)
Foreign	2,856	(6,143)	(632)
Subtotal	20,470	(3,446)	(71,068)
Total	$110,238	$69,777	$165,614

The provision for income taxes on operations for the years ended March 31, 2024, 2023, and 2022 is reconciled to the income taxes computed at the statutory federal income tax rate (computed by applying the federal corporate rate of 21% to consolidated operating income before provision for income taxes) as follows:

	Year Ended March 31,
	2024		2023		2022
Federal income tax provision computed at statutory rate	$82,013	21.0%	$68,040	21.0%	$126,826	21.0%
State and local taxes, net of federal tax effect	20,027	5.1%	16,609	5.1%	31,559	5.2%
Tax impact from foreign operations	7,922	2.0%	(5,040)	(1.5)%	3,990	0.7%
Nondeductible expenses	9,133	2.4%	9,396	2.9%	10,654	1.8%
Stock compensation	(7,468)	(1.9)%	(8,044)	(2.5)%	(7,421)	(1.2)%
Uncertain tax positions, true-up items, and other	(1,389)	(0.4)%	(11,184)	(3.5)%	6	—%
Total	$110,238	28.2%	$69,777	21.5%	$165,614	27.4%

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Deferred income taxes arise principally from temporary differences between book and tax recognition of income, expenses, and losses relating to financing and other transactions. The deferred income taxes on the accompanying Consolidated Balance Sheets as of March 31, 2024 and March 31, 2023, comprise the following:

	March 31, 2024	March 31, 2023
Deferred tax assets:
Deferred compensation expense/accrued bonus	$109,416	$115,584
Allowance for credit losses	1,243	1,641
Accounts receivable and work in progress	9,577	9,978
US foreign tax credits	2,313	2,443
Operating lease liabilities	87,219	81,153
Non US	43,434	31,557
Other, net	6,051	8,735
Total deferred tax assets	259,253	251,091
Deferred tax asset valuation allowance	(12,386)	(3,376)
Total deferred tax assets	246,867	247,715
Deferred tax liabilities:
Intangibles	(71,575)	(70,657)
Operating lease right-of-use assets	(69,978)	(72,218)
Other, net	(22,755)	(443)
Total deferred tax liabilities	(164,308)	(143,318)
Net deferred tax assets	$82,559	$104,397

The Company has various state and foreign net operating losses totaling $51,246. If not utilized, the state net operating loss carryforwards will begin to expire in fourteen years and foreign net operating loss carryforwards will begin to expire in four years, although in certain jurisdictions these attributes do not expire. A valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company has determined that deferred tax assets related to US foreign tax credits and certain foreign deferred tax assets are not likely to be realized. The Company’s US foreign tax credit carryforwards as of March 31, 2024 were primarily driven as a result of U.S. Tax Reform. The Company assessed the realizability of these foreign tax credits based on currently enacted and proposed legislation issued by the U.S. Department of Treasury and the Internal Revenue Service, and recorded a full valuation allowance of $2,313 and $2,443 against these assets for March 31, 2024 and 2023, respectively. The Company does not expect to utilize these foreign tax credits in the future as the Company does not currently project future foreign source income. These foreign tax credits will expire in various years through 2029. In addition, certain deferred tax assets related to tax deductible goodwill from previous acquisitions and net operating losses generated from these deductions were not more likely than not realizable; therefore, the Company maintained valuation allowances for March 31, 2024 and 2023 of $10,072 and $933, respectively. The change in the total valuation allowance was an increase of $9,139 and a decrease of $5,858 during the years ended March 31, 2024 and March 31, 2023, respectively.

We continue to consider the remaining balance of our undistributed foreign earnings to be indefinitely reinvested. If we determine that all or a portion of such foreign earnings are no longer indefinitely reinvested, we may be subject to certain additional foreign withholding taxes and/or U.S. federal and state income taxes. Determination of the amount of unrecognized deferred tax liability on these unremitted earnings is not practicable.

As of March 31, 2024 and March 31, 2023, the Company had recorded liabilities for interest and penalties related to uncertain tax positions in the amounts of $576 and $1,023, respectively. Unrecognized tax positions totaled $15,800 and $14,825 as of March 31, 2024 and March 31, 2023, respectively. If the income tax impacts from these tax positions are ultimately realized, such realization would affect the income tax provision and effective tax rate.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
A reconciliation of the unrecognized tax position as of March 31, 2024 and March 31, 2023 is as follows:

	March 31, 2024	March 31, 2023
Unrecognized tax position at the beginning of the year	$14,825	$18,654
Increase related to prior year tax positions	2,233	4,102
Decrease related to prior year tax positions	(1,258)	(7,931)
Unrecognized tax position at the end of the year	$15,800	$14,825

The Company believes that it is reasonably possible that a decrease of up to $5.9 million in gross unrecognized income tax positions for federal and state items may be necessary within the next 12 months. For the remaining uncertain income tax positions, it is difficult at this time to estimate the timing of the resolution.

The Company files consolidated federal income tax returns, as well as consolidated and separate returns in state and local jurisdictions. As of March 31, 2024, all of the federal income tax returns filed since 2021 by the Company are still subject to adjustment upon audit. The Company also files combined and separate income tax returns in many states, which are also open to adjustment. The Company is currently under New York City audit for the years ended March 31, 2016, March 31, 2017, and March 31, 2018.
Note 13 — Earnings Per Share
The calculations of basic and diluted earnings per share attributable to holders of shares of common stock are presented below. The determination of weighted average shares of common stock outstanding includes both the Company's Class A common stock and Class B common stock. Please refer to Note 15 for further detail on our two classes of authorized Company common stock

	Year Ended March 31,
	2024	2023	2022
Numerator:
Net income attributable to Houlihan Lokey, Inc.	$280,301	$254,223	$437,751
Denominator:
Weighted average shares of common stock outstanding — basic	64,337,975	63,358,408	64,970,287
Weighted average number of incremental shares pertaining to unvested restricted-stock and issuable in respect of unvested restricted stock units, as-calculated using the treasury stock method	3,821,415	4,227,855	3,289,421
Weighted average shares of common stock outstanding — diluted	68,159,390	67,586,263	68,259,708

Basic earnings per share	$4.36	$4.01	$6.74
Diluted earnings per share	$4.11	$3.76	$6.41

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Note 14 — Employee Benefit Plans
Defined Contribution Plans
The Company sponsors a 401(k) defined contribution savings plan for its domestic employees and defined contribution retirement plans for its international employees. The Company contributed $12,526, $10,640, and $5,294 to these plans during the years ended March 31, 2024, 2023, and 2022, respectively.
Share-Based Incentive Plans
Following the IPO, additional awards of restricted shares and restricted stock units have been and will be made under the Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan (the "2016 Incentive Plan"), which became effective in August 2015 and was amended in October 2017. Under the 2016 Incentive Plan, it is anticipated that the Company will continue to grant cash and equity-based incentive awards to eligible service providers in order to attract, motivate, and retain the talent necessary to operate the Company's business. Equity-based incentive awards issued under the 2016 Incentive Plan generally vest over a four-year period. Restricted shares of Class A common stock were granted under the 2016 Incentive Plan to i) six independent directors in the first quarter of fiscal 2022 at $73.19 per share, (ii) six independent directors in the first quarter of fiscal 2023 at $84.55, and (iii) six independent directors in the first quarter of fiscal 2024 at $87.60.
An excess tax benefit of $7,468 and $8,044 was recognized during the years ended March 31, 2024 and 2023, respectively, as a component of the provision for income taxes and an operating activity on the Consolidated Statements of Cash Flows. The Company recorded cash outflows of $(70,713), $(42,283), and $(33,741) related to the settlement of share-based awards in satisfaction of withholding tax requirements in financing activities on the Consolidated Statements of Cash Flows for the years ended March 31, 2024, 2023, and 2022, respectively.
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
The share awards are classified as equity awards at the time of grant unless the number of shares granted is unknown. Awards that are settleable in shares based upon a future determinable stock price are classified as liabilities until the price is established and the resulting number of shares is known, at which time they are re-classified from liabilities to equity awards. Activity in equity classified share awards that relate to the Company's 2006 Incentive Award Plan (the "2006 Incentive Plan") and the 2016 Incentive Plan during the years ended March 31, 2024, 2023, and 2022, is as follows:

Unvested Share Awards	Shares	Weighted Average Grant Date Fair Value
Balance, April 1, 2021	2,744,605	$51.37
Granted	2,689,459	82.45
Vested	(1,039,535)	47.77
Shares repurchased/forfeited	(80,154)	61.14
Balance, March 31, 2022	4,314,375	71.42
Granted	2,266,088	84.78
Vested	(1,175,311)	59.77
Shares repurchased/forfeited	(123,373)	79.00
Balance, March 31, 2023	5,281,779	79.57
Granted	1,244,902	87.60
Vested	(1,655,390)	74.28
Shares repurchased/forfeited	(352,267)	84.05
Balance, March 31, 2024	4,519,024	$83.37

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Activity in liability classified share awards during the years ended March 31, 2024, 2023, and 2022 is as follows:

Awards Settleable in Shares	Fair Value
Balance, April 1, 2021	$16,950
Offer to grant	4,344
Share price determined-converted to cash payments	(2,676)
Share price determined-transferred to equity grants (1)	(4,269)
Forfeited	—
Balance, March 31, 2022	14,349
Offer to grant	5,318
Share price determined-converted to cash payments	(2,664)
Share price determined-transferred to equity grants (1)	(3,411)
Forfeited	(1,621)
Balance, March 31, 2023	11,971
Offer to grant	7,022
Share price determined-converted to cash payments	(3)
Share price determined-transferred to equity grants (1)	(1,806)
Forfeited	—
Balance, March 31, 2024	$17,184
(1)40,702, 46,430, and 57,721 shares for the years ended March 31, 2024, 2023, and 2022, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)

The following table summarizes the activity of our RSUs for the years ended March 31, 2024, 2023, and 2022, respectively.

Restricted Stock Units	RSUs	Weighted Average Grant Date Fair Value
RSUs as of April 1, 2021	38,475	$55.57
Issued	1,014,641	96.20
Forfeitures	(2,159)	66.32
Vested	(12,454)	53.80
RSUs as of March 31, 2022	1,038,503	95.27
Issued	50,556	84.55
Forfeitures	(14,275)	96.82
Vested	(24,138)	63.75
RSUs as of March 31, 2023	1,050,646	95.46
Issued	94,286	87.60
Forfeitures	(266,883)	94.38
Vested	(34,319)	91.07
RSUs as of March 31, 2024	843,730	$95.09

Compensation expenses for the Company associated with both equity-classified and liability-classified awards totaled $166,595, $156,936, and $91,875 for the years ended March 31, 2024, 2023, and 2022, respectively. As of March 31, 2024 and March 31, 2023 there was $298,100 and $367,607, respectively, of total unrecognized compensation cost related to unvested share awards granted under the 2016 Incentive Plan. These costs are recognized over a weighted average period of 2.9 years and 2.3 years, as of March 31, 2024 and March 31, 2023, respectively.
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

Class A common stock
During the year ended March 31, 2024, the Company issued 6,609 shares to non-employee directors, and 1,942,078 shares were converted from Class B to Class A. During the year ended March 31, 2023, the Company issued 6,739 shares to non-employee directors, and 1,455,908 shares were converted from Class B to Class A. As of March 31, 2024, there were 52,283,576 Class A shares held by the public and 64,935 Class A shares held by non-employee directors. As of March 31, 2023, there were 50,580,598 Class A shares held by the public and 58,326 Class A shares held by non-employee directors.

Class B common stock
As of March 31, 2024, there were 16,746,676 Class B shares held by the HL Voting Trust. As of March 31, 2023, there were 18,048,345 Class B shares held by the HL Voting Trust.

Dividends
Previously declared dividends related to unvested shares of $22,883 and $18,608 were unpaid as of March 31, 2024 and 2023, respectively.
Stock subscriptions receivable
Employees of the Company periodically issued notes receivable to the Company documenting loans made by the Company to such employees for the purchase of restricted shares of the Company.
Share repurchases
In April 2022, the board of directors authorized an increase to the existing July 2021 share repurchase program, which provides for share repurchases of a new aggregate amount of up to $500.0 million of the Company's Class A common stock and Class B common stock. As of March 31, 2024, shares with a value of $457.7 million remained available for purchase under the program.

During the years ended March 31, 2024, 2023, and 2022, the Company repurchased 772,794, 507,511, and 455,402 shares, respectively, of Class B common stock, to satisfy $70,713, $42,283, and $33,700 of required withholding taxes in connection with the vesting of restricted awards, respectively. During the years ended March 31, 2024, 2023, and 2022, the Company repurchased an additional 240,666, 677,287, and 3,272,399 shares of its outstanding common stock, respectively, at a weighted average price of $103.68, $85.74, and $94.35 per share, excluding commissions, for an aggregate purchase price of $24,952, $58,073, and $308,746, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Note 16 — Leases
Lessee Arrangements
Operating Leases

We lease real estate and equipment used in operations from third parties. As of March 31, 2024, the remaining term of our operating leases ranged from 1 to 16 years with various automatic extensions.
The following table outlines the maturity of our existing operating lease liabilities on a fiscal year-end basis as of March 31, 2024.

Maturity of Operating Leases

Operating Leases
2025	$41,348
2026	51,484
2027	50,205
2028	49,616
2029	48,914
2030 and thereafter	327,287
Total	568,854
Less: present value discount	(153,442)
Operating lease liabilities	$415,412
As of March 31, 2024, the Company entered into operating leases for additional office space that have not yet commenced, for approximately $21 million. This operating lease will commence during fiscal year 2025 with a lease term of 5 years to 13 years.

Lease costs

	March 31, 2024	March 31, 2023
Operating lease expense	$57,436	$37,490
Variable lease expense (1)	19,493	18,556
Short-term lease expense	211	182
Less: Sublease income	(1,059)	(390)
Total lease costs	$76,081	$55,838
(1)Primarily consists of payments for property taxes, common area maintenance and usage based operating costs.

Weighted-average details

	March 31, 2024	March 31, 2023
Weighted-average remaining lease term (years)	12	12
Weighted-average discount rate	5.3%	4.7%

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Supplemental cash flow information related to leases:

	March 31, 2024	March 31, 2023
Operating cash flows:
Cash paid for amounts included in the measurement of Operating lease liabilities	$34,341	$37,233

Non-cash activity:
Operating lease right-of-use assets obtained in exchange of Operating lease liabilities	$21,114	$194,656
Change in Operating lease right-of-use assets due to remeasurement	20,376	(11,799)
Note 17 — Commitments and Contingencies
The Company has been named in various legal actions arising in the normal course of business. In the opinion of the Company, in consultation with legal counsel, the final resolutions of these matters are not expected to have a material adverse effect on the Company’s financial condition, operations and cash flows. Our obligation under the loan payable to affiliate is subordinated to our obligations under the HLI Line of Credit. The Company also provides routine indemnifications relating to certain real estate (office) lease agreements under which it may be required to indemnify property owners for claims and other liabilities arising from the Company’s use of the applicable premises. In addition, the Company guarantees the performance of its subsidiaries under certain office lease agreements. The terms of these obligations vary, and because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the maximum amount that it could be obligated to pay under such contracts. Based on historical experience and evaluation of specific indemnities, management believes that judgments, if any, against the Company related to such matters are not likely to have a material effect on the consolidated financial statements. Accordingly, the Company has not recorded any liability for these obligations as of March 31, 2024 or March 31, 2023.

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

	Year Ended March 31,
	2024	2023	2022
Revenues by segment:
Corporate Finance	$1,106,826	$1,127,126	$1,593,083
Financial Restructuring	521,984	395,733	392,818
Financial and Valuation Advisory	285,594	286,588	284,057
Revenues	$1,914,404	$1,809,447	$2,269,958
Segment profit (1)
Corporate Finance	$302,533	$354,075	$606,268
Financial Restructuring	194,116	121,618	100,882
Financial and Valuation Advisory	74,422	81,388	88,136
Total segment profit	571,071	557,081	795,286
Corporate expenses (2)	208,210	215,343	182,422
Other (income)/expense, net	(27,678)	17,738	8,926
Income before provision for income taxes	$390,539	$324,000	$603,938
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

	March 31, 2024	March 31, 2023	March 31, 2022
Assets by segment
Corporate Finance	$1,147,432	$1,015,760	$994,623
Financial Restructuring	192,185	196,289	178,148
Financial and Valuation Advisory	170,627	165,395	155,853
Total segment assets	1,510,244	1,377,444	1,328,624
Corporate assets	1,660,515	1,591,370	1,558,186
Total assets	$3,170,759	$2,968,814	$2,886,810

	Year Ended March 31,
	2024	2023	2022
Income before provision for income taxes by geography
United States	$256,472	$222,923	$424,358
International	134,067	101,077	179,580
Income before provision for income taxes	$390,539	$324,000	$603,938

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)

	Year Ended March 31,
	2024	2023	2022
Revenues by geography:
United States	$1,344,305	$1,289,365	$1,690,708
International	570,099	520,082	579,250
Revenues	$1,914,404	$1,809,447	$2,269,958

	March 31, 2024	March 31, 2023	March 31, 2022
Assets by geography
United States	$1,957,454	$1,861,296	$2,032,390
International	1,213,305	1,107,518	854,420
Total assets	$3,170,759	$2,968,814	$2,886,810
Note 19 — Subsequent Events
On May 2, 2024, the Company's board of directors declared a quarterly cash dividend of $0.57 per share of Class A and Class B common stock, payable on June 15, 2024, to shareholders of record on June 3, 2024.

The Company closed its acquisition of the advisory firm Triago Management Development in April 2024.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
The Company’s system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s financial statements for external reporting purposes in accordance with GAAP. The Company’s management, including the chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of March 31, 2024, the Company’s internal control over financial reporting was effective based on those criteria.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2024. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission's 2013 Internal Control - Integrated Framework. Based on its assessment, management believes that, as of March 31, 2024, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 42 of this report.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during the fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information

During the fiscal quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

3.1	Second Amended and Restated Certificate of Incorporation of Houlihan Lokey, Inc., dated September 21, 2023.	8-K	001-37537	3.1	9/22/23
3.2	Amended and Restated Bylaws of the Company, dated July 26, 2023.	8-K	001-37537	3.1	8/1/23
4.1	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37537	4.1	5/15/20
9.1	Voting Trust Agreement, dated as of August 18, 2015, by and among the Company, the holders of shares of Class B common stock party thereto, and each trustee named therein	8-K	333-205610	9.1	8/21/15
9.2	Amendment No. 1 to the Voting Trust Agreement, dated as of August 28, 2015, by and among the Company and the Trustees	8-K	333-205610	9.1	8/28/15
9.3	Amendment No. 2 to the Voting Trust Agreement, dated as of October 18, 2018, by and among the Company and the Trustees	8-K	001-37537	9.1	10/19/18
10.1	Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan	8-K	001-37537	10.1	9/25/17
10.2	Amendment to Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan	8-K	001-37537	10.1	10/20/17
10.3	Registration Rights Agreement, dated as of August 18, 2015, by and among the Company and the stockholders party thereto	8-K	333-205610	10.3	8/21/15
10.4	Credit Agreement, dated as of August 23, 2019, by and among Houlihan Lokey, Inc., certain domestic subsidiaries of the borrower party thereto as guarantors, Bank of America, N.A., as the administrative agent and the L/C issuer, the lenders party thereto.	8-K	001-37537	10.1	8/26/19
10.5	Form of Indemnification Agreement between Houlihan Lokey, Inc. and its directors and executive officers	S-1/A	333-205610	10.8	7/27/15

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
10.6†	Houlihan Lokey, Inc. Second Amended and Restated 2006 Incentive Compensation Plan	S-1/A	333-205610	10.9	8/3/15
10.7†	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Houlihan Lokey, Inc. Second Amended and Restated 2006 Incentive Compensation Plan	S-1/A	333-205610	10.10	8/3/15
10.8†	Form of Deferred Restricted Stock Award Grant Notice and Agreement under the Houlihan Lokey, Inc. Second Amended and Restated 2006 Incentive Compensation Plan	S-1/A	333-205610	10.11	8/3/15
10.9†	Form of Restricted Stock Award Agreement under the Houlihan Lokey, Inc. 2016 Incentive Award Plan	S-1/A	333-206337	10.13	8/3/15
10.10†	Form of Restricted Stock Unit Award Agreement under the Houlihan Lokey, Inc. 2016 Incentive Award Plan	S-1/A	333-206337	10.14	8/3/15
10.11†	Houlihan Lokey, Inc. Director Compensation Program					*
10.12†	Notice to Fram Holdings, Inc. Second Amended and Restated 2006 Incentive Compensation Plan Equity Award Holders	S-1/A	333-205610	10.19	8/3/15
10.13†	Houlihan Lokey, Inc. Executive Officer Transition Program	10-K	001-37537	10.14	5/25/23
10.14	First Amendment to Credit Agreement, dated as of August 2, 2022, among the Company and the lenders party thereto	10-Q	001-37537	10.2	8/5/22
21.1	Subsidiaries of Registrant					*
23.1	Consent of Independent Public Accountants					*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
97	Houlihan Lokey, Inc. Policy for Recovery of Erroneously Awarded Compensation					*
101.INS	XBRL Instance Document					**
101.SCH	XBRL Taxonomy Extension Schema Document					**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					**

*	Filed herewith.

**	Furnished herewith.

†	Indicates a management contract or compensation plan or arrangement.

Item 16. Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOULIHAN LOKEY, INC.

Date: May 21, 2024	By:	/s/ SCOTT L. BEISER
	Name:	Scott L. Beiser
	Title:	Chief Executive Officer

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

HOULIHAN LOKEY, INC.

Date: May 21, 2024	/s/ SCOTT L. BEISER
Scott L. Beiser
Chief Executive Officer
(Principal Executive Officer)

Date: May 21, 2024	/s/ J. LINDSEY ALLEY
J. Lindsey Alley
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 21, 2024	/s/ IRWIN N. GOLD
Irwin N. Gold
Executive Chairman and Director

Date: May 21, 2024	/s/ SCOTT J. ADELSON
Scott J. Adelson
Co-President and Director

Date: May 21, 2024	/s/ DAVID A. PREISER
David A. Preiser
Co-President and Director

Date: May 21, 2024	/s/ JACQUELINE B. KOSECOFF
Jacqueline B. Kosecoff
Director

Date: May 21, 2024	/s/ ROBERT A. SCHRIESHEIM
Robert A. Schriesheim
Director

Date: May 21, 2024	/s/ PAUL A. ZUBER
Paul A. Zuber
Director

Date: May 21, 2024	/s/ GILLIAN B. ZUCKER
Gillian B. Zucker
Director

Date: May 21, 2024	/s/ EKPEDEME M. BASSEY
Ekpedeme M. Bassey
Director

Date: May 21, 2024	/s/ CYRUS D. WALKER
Cyrus D. Walker
Director

Date: May 21, 2024	/s/ TODD J. CARTER
Todd J. Carter
Managing Director and Director