Form 10-Q
period 2024-06-30
HOULIHAN LOKEY, INC.
filed 2024-08-06
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 2, 2024, the registrant had 53,119,956 shares of Class A common stock, $0.001 par value per share, and 16,413,593 shares of Class B common stock, $0.001 par value per share, outstanding.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share data and par value)	June 30, 2024	March 31, 2024
Assets
Cash and cash equivalents	$449,697	$721,235
Restricted cash	619	619
Investment securities	35,622	38,005
Accounts receivable, net of allowance for credit losses of $9,856 and $8,767, respectively	192,587	199,630
Unbilled work in progress, net of allowance for credit losses of $6,049 and $6,132, respectively	156,023	192,012
Income taxes receivable	48,179	32,856
Deferred income taxes	80,607	90,064
Property and equipment, net	143,368	136,701
Operating lease right-of-use assets	362,222	344,024
Goodwill	1,175,370	1,127,497
Other intangible assets, net	198,707	197,439
Other assets	99,915	90,677
Total assets	$2,942,916	$3,170,759

Liabilities and stockholders' equity
Liabilities:
Accrued salaries and bonuses	$491,048	$726,031
Accounts payable and accrued expenses	110,114	114,171
Deferred income	36,647	33,139
Deferred income taxes	7,598	7,505
Operating lease liabilities	435,200	415,412
Other liabilities	32,831	37,751
Total liabilities	1,113,438	1,334,009

Commitments and contingencies (Note 17)
Stockholders' equity:
Class A common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 53,053,499 and 52,348,511 shares, respectively	53	52
Class B common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 16,456,793 and 16,746,676 shares, respectively	16	17
Additional paid-in capital	691,651	739,870
Retained earnings	1,207,328	1,163,419
Accumulated other comprehensive loss	(69,570)	(66,608)
Total stockholders' equity	1,829,478	1,836,750
Total liabilities and stockholders' equity	$2,942,916	$3,170,759
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,
(In thousands, except share and per share data)	2024	2023
Revenues	$513,609	$415,829
Operating expenses:
Employee compensation and benefits	330,116	263,483
Travel, meals, and entertainment	18,512	16,018
Rent	19,284	17,403
Depreciation and amortization	8,856	6,532
Information technology and communications	16,189	13,548
Professional fees	8,477	9,557
Other operating expenses	16,607	15,941
Total operating expenses	418,041	342,482
Operating income	95,568	73,347
Other income, net	(4,306)	(3,005)
Income before provision for income taxes	99,874	76,352
Provision for income taxes	10,934	14,962
Net income	88,940	61,390
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(2,962)	2,974
Comprehensive income attributable to Houlihan Lokey, Inc.	$85,978	$64,364

Attributable to Houlihan Lokey, Inc. common stockholders:
Weighted average shares of common stock outstanding:
Basic	65,031,216	63,806,156
Fully diluted	68,501,059	68,000,392
Earnings per share (Note 13)
Basic	$1.37	$0.96
Fully diluted	$1.30	$0.90

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2024	52,348,511	$52	16,746,676	$17	$739,870	$1,163,419	$(66,608)	$1,836,750
Shares issued	91,656	—	1,218,641	1	21,522	—	—	21,523
Stock compensation vesting (Note 14)	—	—	—	—	30,782	—	—	30,782
Dividends	—	—	—	—	—	(45,031)	—	(45,031)
Conversion of Class B to Class A shares	608,084	1	(608,084)	(1)	—	—	—	—
Shares issued to non-employee directors (Note 14)	5,248	—	—	—	710	—	—	710
Other shares repurchased/forfeited	—	—	(900,440)	(1)	(101,233)	—	—	(101,234)
Net income	—	—	—	—	—	88,940	—	88,940
Change in unrealized translation	—	—	—	—	—	—	(2,962)	(2,962)
Total comprehensive income	—	—	—	—	—	88,940	(2,962)	85,978
Balances – June 30, 2024	53,053,499	$53	16,456,793	$16	$691,651	$1,207,328	$(69,570)	$1,829,478

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2023	50,638,924	$51	18,048,345	$18	$642,970	$1,033,072	$(62,814)	$1,613,297
Shares issued	—	—	1,556,285	1	5,176	—	—	5,177
Stock compensation vesting (Note 14)	—	—	—	—	37,348	—	—	37,348
Dividends	—	—	—	—	—	(35,953)	—	(35,953)
Conversion of Class B to Class A shares	651,068	—	(651,068)	—	—	—	—	—
Other shares repurchased/forfeited	—	—	(917,997)	(1)	(69,766)	—	—	(69,767)
Net income	—	—	—	—	—	61,390	—	61,390
Change in unrealized translation	—	—	—	—	—	—	2,974	2,974
Total comprehensive income	—	—	—	—	—	61,390	2,974	64,364
Balances – June 30, 2023	51,296,601	$51	18,035,565	$18	$616,315	$1,058,509	$(59,840)	$1,615,053
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended June 30,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$88,940	$61,390
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	8,989	(4,735)
Provision for bad debts, net	2,436	2,076
Unrealized losses on investment securities	(152)	156
Non-cash lease expense	9,380	7,695
Depreciation and amortization	8,856	6,532
Contingent consideration valuation	804	—
Compensation expense – equity and liability classified share awards (Note 14)	33,071	39,409
Changes in operating assets and liabilities:
Accounts receivable	15,552	42,358
Unbilled work in progress	36,073	10,178
Other assets	(7,624)	5,785
Accrued salaries and bonuses	(234,141)	(289,298)
Accounts payable and accrued expenses and other	(14,902)	(15,899)
Deferred income	3,507	(1,253)
Income taxes payable	(15,300)	2,038
Net cash used in operating activities	(64,511)	(133,568)
Cash flows from investing activities:
Purchases of investment securities	(1,486)	(35)
Sales or maturities of investment securities	4,021	3,328
Acquisition of business, net of cash acquired	(32,095)	—
Purchase of property and equipment, net	(10,872)	(15,654)
Net cash used in investing activities	(40,432)	(12,361)
Cash flows from financing activities:
Dividends paid	(51,270)	(41,971)
Share repurchases	(240)	—
Payments to settle employee tax obligations on share-based awards	(100,993)	(69,766)
Earnouts paid	(9,706)	—
Other financing activities	710	587
Net cash used in financing activities	(161,499)	(111,150)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(5,096)	(1,244)
Net decrease in cash, cash equivalents, and restricted cash	(271,538)	(258,323)
Cash, cash equivalents, and restricted cash – beginning of period	721,854	714,812
Cash, cash equivalents, and restricted cash – end of period	$450,316	$456,489

Supplemental disclosures of non-cash activities:
Shares issued via vesting of liability classified awards	$5,953	$5,176
Shares issued as consideration for acquisition	12,489	—
Cash acquired through acquisitions	$2,170	$—
Cash paid during the period:
Interest	$301	$105
Taxes, net of refunds	$17,216	$17,660
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

•Houlihan Lokey Financial Advisors, Inc., a California corporation ("HL FA, Inc."), is a wholly owned direct subsidiary of HL, Inc.

•Houlihan Lokey UK Limited, a private limited company registered in England ("HL UK Ltd."), is an indirect subsidiary of HL, Inc. HL UK Ltd. is regulated by the Financial Conduct Authority in the United Kingdom ("U.K.").

The Company offers financial services and financial advice to a broad clientele through more than thirty offices in the United States of America, South America, Europe, the Middle East, and the Asia-Pacific region. The Company earns professional fees by providing focused services across the following three business segments:

•Corporate Finance ("CF") provides general financial advisory services and advice on mergers and acquisitions and capital markets offerings. We advise public and private institutions, including financial sponsors, on a wide variety of matters, including buy-side and sell-side M&A transactions, debt and equity financings in both the private and public markets, and other corporate finance transactions. The majority of our CF revenues consists of fees paid upon the successful completion of the transaction or engagement ("Completion Fees"). A CF transaction can fail to be completed for many reasons that are outside of our control. In these instances, our fees are generally limited to the fees paid at the time an engagement letter is signed ("Retainer Fees") and in some cases fees paid during the course of the engagement ("Progress Fees") that may have been received.

•Financial Restructuring ("FR") provides advice to debtors, creditors and other parties-in-interest in connection with recapitalization/deleveraging transactions implemented through bankruptcy proceedings and out-of-court exchanges, consent solicitations or other mechanisms, as well as in distressed mergers and acquisitions and capital markets activities. As part of these engagements, our FR business segment offers a wide range of advisory services to our clients, including: the structuring, negotiation, and confirmation of plans of reorganization; structuring and analysis of exchange offers; liability management transactions, corporate viability assessment; dispute resolution and expert testimony; and procuring debtor-in-possession financing. Although atypical, FR transactions can fail to be completed for many reasons that are outside of our control. In these instances, our fees are generally limited to the Retainer Fees and/or Progress Fees.

•Financial and Valuation Advisory ("FVA") primarily provides financial advisory and valuation services with respect to companies, debt and equity interests (including complex illiquid investments), and other types of assets and liabilities; fairness opinions in connection with mergers and acquisitions and other transactions, solvency opinions in connection with corporate spin-offs and dividend recapitalizations, and other types of financial opinions in connection with other transactions; as well as diligence, tax, transaction accounting, and other financial advisory services to companies, boards of directors, special committees, retained counsel, financial and strategic investors, trustees, and other parties. Also, our FVA business segment provides dispute resolution services to clients where fees are usually based on the hourly rates of our financial professionals. Unlike our CF or FR segments, the fees generated in our FVA segment are generally not contingent on the successful completion of a transaction.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP"), pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"), and include all information and footnotes required for consolidated financial statement presentation. The results of operations for the three months ended June 30, 2024 are not necessarily indicative of the results of operations to be expected for the fiscal year ending March 31, 2025. The unaudited interim consolidated financial statements and notes to consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (the "2024 Annual Report").
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

The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for those promised services (i.e., the “transaction price”). In determining the transaction price, we consider multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, we consider the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as market volatility or the judgment and actions of third parties. The substantial majority of the Company’s advisory fees (i.e., the success-related Completion Fees) are considered variable and constrained as they are contingent upon a future event which includes factors outside of our control (e.g., completion of a transaction or third-party emergence from bankruptcy or approval by the court).

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
Revenues from FR engagements primarily consist of fees generated in connection with advisory services to debtors, creditors and other parties-in-interest involving recapitalization or deleveraging transactions implemented both through bankruptcy proceedings and out-of-court exchanges, consent solicitations or other mechanisms, as well as in distressed mergers and acquisitions and capital markets activities. Retainer Fees and Progress Fees from restructuring engagements are recognized over time using a time elapsed measure of progress as our clients simultaneously receive and consume the benefits of those services as they are provided. Completion Fees from these engagements are recognized at a point in time when the related transaction has been effectively closed. At that time, the Company has transferred control of the promised service and the customer obtains control. Completion Fees from these engagements are considered variable and constrained until the related transaction has been effectively closed as they are contingent upon a future event, which includes factors outside of our control (e.g., completion of a transaction or third party emergence from bankruptcy or approval by the court).

Revenues from FVA engagements primarily consist of fees generated in connection with valuation, diligence, tax transaction accounting, and other financial advisory services and rendering fairness, solvency and other financial opinions. Revenues are recognized at a point in time as these engagements include a singular objective that does not transfer any notable value to the Company’s clients until the opinions or reports have been rendered and delivered to the client. However, certain engagements consist of advisory services where fees are usually based on the hourly rates of our financial professionals. Such revenues are recognized over time as the benefits of these advisory services are transferred to the Company’s clients throughout the course of the engagement, and, as a practical expedient, the Company has elected to use the ‘as-invoiced’ approach to recognize revenue.

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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of June 30, 2024, we had three foreign currency forward contracts outstanding between the U.S. dollar and the pound sterling with an aggregate notional value of $67.0 million. As of June 30, 2023, we had five foreign currency forward contracts outstanding between the pound sterling and the euro with a notional value of $85.2 million. The change in fair value of these contracts represented a net gain/(loss) included in Other operating expenses of $(521) and $129 during the three months ended June 30, 2024 and June 30, 2023, respectively.

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

Cash and Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash held at banks and highly liquid investments with original maturities of three months or less. As of June 30, 2024 and March 31, 2024, the Company had cash balances with banks in excess of insured limits. The Company believes it is not exposed to any significant credit risk with respect to Cash and cash equivalents.

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

	June 30, 2024	March 31, 2024
Cash and cash equivalents	$449,697	$721,235
Restricted cash (1)	619	619
Total cash, cash equivalents, and restricted cash	$450,316	$721,854
(1)Restricted cash as of June 30, 2024 and March 31, 2024 consisted of cash deposits in support of two letters of credit for our Frankfurt office.

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
Goodwill is reviewed annually during the fourth quarter for impairment and more frequently if potential impairment indicators exist. Goodwill is reviewed for impairment in accordance with ASC Topic 350, Intangibles – Goodwill and Other, as amended by Accounting Standards Update ("ASU") No. 2017-04, Simplifying the Test for Goodwill Impairment, which permits management to perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit is less than its corresponding carrying value. If management determines the reporting unit's fair value is more likely than not less than its carrying value, a quantitative analysis will be performed to compare the fair value of the reporting unit with its corresponding carrying value. If the conclusion of the quantitative analysis is that the fair value is in fact less than the carrying value, management will recognize a goodwill impairment charge for the amount by which the reporting unit’s carrying value exceeds its fair value. Impairment testing of goodwill requires a significant amount of judgment in assessing both qualitative factors and if necessary, quantitative factors used to estimate the fair value of the reporting unit. As of June 30, 2024, management concluded that it was not more likely than not that the Company’s reporting units’ fair value was less than their carrying amount and no further quantitative impairment testing had been considered necessary.

Indefinite-lived intangible assets are reviewed annually for impairment in accordance with ASU 2012-02, Testing Indefinite-lived Intangible Assets for Impairment, which provides management the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. As of June 30, 2024, management concluded that it was not more likely than not that the fair values were less than the carrying values.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group (inclusive of other long-lived assets) be tested for possible impairment, management first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of June 30, 2024, no events or changes in circumstances were identified that indicated that the carrying amount of the finite-lived intangible assets were not recoverable.
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

The change in the Company’s contract assets and liabilities during the period primarily reflects the timing difference between the Company’s performance and the customer’s payment. The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	April 1, 2024	Increase/(Decrease)	June 30, 2024
Receivables (1)	$192,952	$(7,397)	$185,555
Unbilled work in progress, net of allowance for credit losses	192,012	(35,989)	156,023
Contract Assets (1)	6,678	354	7,032
Contract Liabilities (2)	33,139	3,508	36,647
(1)Included within Accounts receivable, net of allowance for credit losses in the June 30, 2024 Consolidated Balance Sheets.
(2)Included within Deferred income in the June 30, 2024 Consolidated Balance Sheets.

During the three months ended June 30, 2024, $11.0 million of Revenues were recognized that were included in the Deferred income balance at the beginning of the period.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
As a practical expedient, the Company does not disclose information about remaining performance obligations pertaining to (i) contracts that have an original expected duration of one year or less, and/or (ii) contracts where the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that is or forms part of a single performance obligation. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material as of June 30, 2024.
Note 4 — Related Party Transactions
The Company provides financial advisory services to certain related parties, and received fees for these services totaling approximately $42 and $1,535 for the three months ended June 30, 2024 and 2023, respectively. Accounts receivable and Unbilled work in progress in the accompanying Consolidated Balance Sheets include amounts pertaining to these services of $96 and $7,228 as of June 30, 2024 and March 31, 2024, respectively.
Other assets in the accompanying Consolidated Balance Sheets includes loans receivable from certain employees of $36,114 and $32,937 as of June 30, 2024 and March 31, 2024, respectively.
Note 5 — Fair Value Measurements
The following table presents information about the Company's financial assets, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	June 30, 2024
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$17,814	$—	$17,814
U.S. treasury securities	—	17,275	—	17,275
Certificates of deposit	—	533	—	533
Total assets measured at fair value	$—	$35,622	$—	$35,622

	March 31, 2024
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$21,641	$—	$21,641
U.S. treasury securities	—	15,833	—	15,833
Certificates of deposit	—	531	—	531
Total assets measured at fair value	$—	$38,005	$—	$38,005

The Company had no transfers between fair value levels during the three months ended June 30, 2024.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 6 — Investment Securities
The amortized cost and gross unrealized gains (losses) of marketable investment securities accounted under the fair value method were as follows:

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$18,423	$2	$(611)	$17,814
U.S. treasury securities	17,438	144	(307)	17,275
Certificates of deposit	533	—	—	533
Total securities with unrealized gains/(losses)	$36,394	$146	$(918)	$35,622

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$22,318	$8	$(685)	$21,641
U.S. treasury securities	16,071	110	(348)	15,833
Certificates of deposit	531	—	—	531
Total securities with unrealized gains/(losses)	$38,920	$118	$(1,033)	$38,005

Scheduled maturities of the debt securities held by the Company included within the investment securities portfolio were as follows:

	June 30, 2024		March 31, 2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$9,595	$9,492	$7,592	$7,566
Due within years two through five	26,799	26,130	31,328	30,439
Total debt within the investment securities portfolio	$36,394	$35,622	$38,920	$38,005
Note 7 — Allowance for Credit Losses
The following table presents information about the Company's allowance for credit losses:

June 30, 2024
Beginning balance	$14,899
Provision for bad debt, net	2,436
Recovery/(write-off) of uncollectible accounts, net	(1,430)
Ending balance	$15,905

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 8 — Property and Equipment
Property and equipment, net of accumulated depreciation consists of the following:

	June 30, 2024	March 31, 2024
Equipment	$10,937	$9,972
Furniture and fixtures	34,621	29,672
Leasehold improvements	148,805	144,996
Computers and software	14,263	12,282
Other	8,090	8,088
Total cost	216,716	205,010
Less: accumulated depreciation	(73,348)	(68,309)
Total net book value	$143,368	$136,701
Additions to property and equipment during the three months ended June 30, 2024 were primarily related to purchases of furniture and fixtures.
Depreciation expense of $5,315 and $3,177 was recognized for the three months ended June 30, 2024 and 2023, respectively.
Note 9 — Goodwill and Other Intangible Assets
The following table provides a reconciliation of Goodwill and other intangibles, net reported on the Consolidated Balance Sheets.

	Useful Lives	June 30, 2024	March 31, 2024
Goodwill	Indefinite	$1,175,370	$1,127,497
Tradename-Houlihan Lokey	Indefinite	192,210	192,210
Other intangible assets	Varies	103,721	98,897
Total cost		1,471,301	1,418,604
Less: accumulated amortization		(97,224)	(93,668)
Goodwill and other intangibles, net		$1,374,077	$1,324,936

Goodwill attributable to the Company’s business segments is as follows:

	April 1, 2024	Change (1)	June 30, 2024
Corporate Finance	$872,967	$47,873	$920,840
Financial Restructuring	162,815	—	162,815
Financial and Valuation Advisory	91,715	—	91,715
Goodwill	$1,127,497	$47,873	$1,175,370
(1)Changes pertain primarily to the acquisition of Triago Advisors.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Amortization expense of approximately $3,541 and $3,355 was recognized for the three months ended June 30, 2024 and 2023, respectively.

The estimated future amortization for finite-lived intangible assets for each of the next five fiscal years and thereafter are as follows:

Year Ending March 31,
Remainder of 2025	$4,321
2026	1,873
2027	—
2028	—
2029 and thereafter	—
Note 10 — Loans Payable
On August 23, 2019, the Company entered into a syndicated revolving line of credit with Bank of America, N.A. and certain other financial institutions party thereto, which was amended by the First Amendment to Credit Agreement dated as of August 2, 2022 (the "HLI Line of Credit"), which allows for borrowings of up to $100.0 million (and, subject to certain conditions, provides the Company with an uncommitted expansion option, which, if exercised in full, would provide for a total credit facility of $200.0 million) and matures on August 23, 2025 (or if such date is not a business day, the immediately preceding business day). Borrowings under the HLI Line of Credit bear interest at a floating rate, which can be either, at the Company's option, (i) Term Secured Overnight Financing Rate ("SOFR") plus a 0.10% SOFR adjustment plus a 1.00% margin or (ii) base rate, which is the highest of (a) the Federal Funds Rate plus one-half of one percent (0.50%), (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (c) Term SOFR plus a 0.10% SOFR adjustment. Commitment fees apply to unused amounts, and the HLI Line of Credit contains debt covenants which require that the Company maintain certain financial ratios. As of June 30, 2024 and March 31, 2024, no principal was outstanding under the HLI Line of Credit.

In July 2021, the Company acquired Baylor Klein, Ltd (“BK”). Contingent consideration was issued in connection with the acquisition of BK, which had a carrying value of $0.0 million and $9.0 million as of June 30, 2024 and March 31, 2024, respectively, which is included in Other liabilities in our Consolidated Balance Sheets.
In December 2023, the Company acquired 7 Mile Advisors, LLC ("7MA"). Total consideration included an unsecured note of $14.5 million bearing interest at an annual rate of 2.00% and payable on December 11, 2053. The note was issued by the Company to the former principals and sellers of 7MA (who became employees of the Company). Under certain circumstances, the note will be pre-paid to each seller for Company stock over a three-year period in equal annual installments starting in December 2024. The Company incurred interest expense of $72 for the three months ended June 30, 2024. Contingent consideration was also issued in connection with the acquisition of 7MA, which had a carrying value of $4.0 million as of June 30, 2024, and is included in Other liabilities in our Consolidated Balance Sheets.
Note 11 — Accumulated Other Comprehensive (Loss)
Accumulated other comprehensive (loss) is comprised of Foreign currency translation adjustments of $(2,962) and $2,974 for the three months ended June 30, 2024 and 2023, respectively.

Accumulated other comprehensive (loss) as of June 30, 2024 was comprised of the following:

Balance, April 1, 2024	$(66,608)
Foreign currency translation adjustment	(2,962)
Balance, June 30, 2024	$(69,570)
Note 12 — Income Taxes
The Company’s provision for income taxes was $10,934 and $14,962 for the three months ended June 30, 2024 and 2023, respectively. These represent effective tax rates of 10.9% and 19.6% for the three months ended June 30, 2024 and 2023, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 13 — Earnings Per Share
The calculations of basic and diluted earnings per share attributable to holders of shares of common stock are presented below. The determination of weighted average shares of common stock outstanding includes both the Company's Class A common stock and Class B common stock. Please refer to Note 15 for further detail on our two classes of authorized Company common stock.

	Three Months Ended June 30,
	2024	2023
Numerator:
Net income attributable Houlihan Lokey, Inc.	$88,940	$61,390
Denominator:
Weighted average shares of common stock outstanding — basic	65,031,216	63,806,156
Weighted average number of incremental shares pertaining to unvested restricted stock and issuable in respect of unvested restricted stock units, as calculated using the treasury stock method	3,469,843	4,194,236
Weighted average shares of common stock outstanding — diluted	68,501,059	68,000,392

Basic earnings per share	$1.37	$0.96
Diluted earnings per share	$1.30	$0.90
Note 14 — Employee Benefit Plans
Defined Contribution Plans
The Company sponsors a 401(k) defined contribution savings plan for its domestic employees and defined contribution retirement plans for its international employees. The Company contributed approximately $3,045 and $3,029 to these plans during the three months ended June 30, 2024 and 2023, respectively.
Share-Based Incentive Plans
Awards of restricted shares and restricted stock units have been and will be made under the Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan (the "2016 Incentive Plan"), which became effective in August 2015 and was amended in October 2017. Under the 2016 Incentive Plan, it is anticipated that the Company will continue to grant cash and equity-based incentive awards to eligible service providers in order to attract, motivate and retain the talent necessary to operate the Company's business. Equity-based incentive awards issued under the 2016 Incentive Plan generally vest over a four-year period. Restricted shares of Class A common stock were granted under the 2016 Incentive Plan to (i) six independent directors in the first quarter of the fiscal year ended March 31, 2024, at $87.60 per share and (ii) six independent directors in the first quarter of the fiscal year ending March 31, 2025, at $134.08 per share.
An excess tax benefit of $21,921 and $7,299 was recognized during the three months ended June 30, 2024 and 2023, respectively, as a component of the provision for income taxes and an operating activity on the Consolidated Statements of Cash Flows. The excess tax benefits recognized during the three months ended June 30, 2024 and 2023 were related to shares vested in May 2024 and May 2023, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
The share awards are classified as equity awards at the time of grant unless the number of shares granted is unknown. Awards that are settleable in shares based upon a future determinable stock price are classified as liabilities until the price is established and the resulting number of shares is known, at which time they are re-classified from liabilities to equity awards. Activity in equity-classified share awards which relate to the 2016 Incentive Plan during the three months ended June 30, 2024 and 2023 was as follows:

Unvested Share Awards	Shares	Weighted Average Grant Date Fair Value
Balance, April 1, 2024	4,519,024	$83.37
Granted	912,625	134.08
Vested	(1,607,736)	80.09
Forfeited/Repurchased	(131,618)	177.11
Balance, June 30, 2024	3,692,295	$97.24

Balance, April 1, 2023	5,281,779	$79.57
Granted	1,248,066	87.60
Vested	(1,626,636)	74.14
Forfeited/Repurchased	(155,400)	80.01
Balance, June 30, 2023	4,747,809	$83.53
Activity in liability-classified share awards during the three months ended June 30, 2024 and 2023 was as follows:

Awards Settleable in Shares	Fair Value
Balance, April 1, 2024	$17,184
Offer to grant	1,625
Share price determined-converted to cash payments	(5)
Share price determined-transferred to equity grants	(7,265)
Forfeited	(224)
Balance, June 30, 2024	$11,315

Balance, April 1, 2023	$11,971
Offer to grant	5,515
Share price determined-converted to cash payments	(3)
Share price determined-transferred to equity grants	(6,172)
Forfeited	—
Balance, June 30, 2023	$11,311

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Activity in Restricted Stock Unit awards during the three months ended June 30, 2024 and 2023 was as follows:

Restricted Stock Units	RSUs	Weighted Average Grant Date Fair Value
RSUs as of April 1, 2024	843,730	$95.09
Issued	68,601	134.08
Forfeitures	(17,779)	180.95
Vested	(268,114)	94.70
RSUs as of June 30, 2024	626,438	$99.55

RSUs as of April 1, 2023	1,050,646	$95.46
Issued	94,286	87.60
Forfeitures	(4,302)	77.11
Vested	(266,883)	94.38
RSUs as of June 30, 2023	873,747	$95.02

Compensation expenses for the Company associated with both equity-classified and liability-classified awards totaled $33,071 and $39,409 for the three months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024 and 2023, there was $412,184 and $479,580, respectively, of total unrecognized compensation cost related to unvested share awards granted under the 2016 Incentive Plan. These costs are recognized over a weighted average period of 2.6 years and 3.7 years, as of June 30, 2024 and 2023, respectively.

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
Class A Common Stock
During the three months ended June 30, 2024 and 2023, 5,248 and 6,609 shares were issued to non-employee directors and 608,084 and 651,068 shares were converted from Class B to Class A, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
As of June 30, 2024, there were 52,983,316 Class A shares held by the public and 70,183 Class A shares held by non-employee directors. As of June 30, 2023, there were 51,231,666 Class A shares held by the public and 64,935 Class A shares held by non-employee directors.

Class B Common Stock
As of June 30, 2024 and 2023, there were 16,456,793 and 18,035,565 Class B shares held by the HL Voting Trust, respectively.

Dividends
Previously declared dividends related to unvested shares of $15,840 and $14,673 were unpaid as of June 30, 2024 and 2023, respectively.

Share Repurchases
In April 2022, the board of directors authorized an increase to the existing July 2021 share repurchase program, which provides for share repurchases of a new aggregate amount of up to $500.0 million of the Company's Class A common stock and Class B common stock. As of June 30, 2024, shares with a value of $457.7 million remained available for purchase under the program.

During the three months ended June 30, 2024 and 2023, the Company repurchased 672,581 and 507,511 shares, respectively, of Class B common stock, to satisfy $100,993 and $69,766, respectively, of required withholding taxes in connection with the vesting of restricted awards. There were no regular share repurchases made under the existing share repurchase program during the three months ended June 30, 2024 or 2023.
Note 16 — Leases
Lessee Arrangements
Operating Leases
We lease real estate and equipment used in operations from third parties. As of June 30, 2024, the remaining term of our operating leases ranged from 1 to 15 years with various automatic extensions.
The following table outlines the maturity of our existing operating lease liabilities on a fiscal year-end basis as of June 30, 2024.

Maturity of Operating Leases

Operating Leases
Remaining 2025	$30,028
2026	54,061
2027	53,977
2028	53,397
2029	52,705
Thereafter	342,450
Total	586,618
Less: present value discount	(151,418)
Operating lease liabilities	$435,200

As of June 30, 2024, the Company has entered into an operating lease for additional office space that has not yet commenced for approximately $1.8 million. This operating lease will commence during fiscal year 2025 with a lease term of 5 years.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Lease costs

	Three Months Ended June 30,
	2024	2023
Operating lease expense	$15,033	$12,423
Variable lease expense (1)	4,622	5,237
Short-term lease expense	54	46
Less: Sublease income	(425)	(303)
Total lease costs	$19,284	$17,403
(1)Primarily consists of payments for property taxes, common area maintenance and usage based operating costs.
Weighted-average details

	June 30,
	2024	2023
Weighted-average remaining lease term (years)	12	12
Weighted-average discount rate	5.4%	5.0%

Supplemental cash flow information related to leases:

	Three Months Ended June 30,
	2024	2023
Operating cash flows:
Cash paid for amounts included in the measurement of Operating lease liabilities	$17,698	$10,251

Non-cash activity:
Operating lease right-of-use assets obtained in exchange of Operating lease liabilities	$24,348	$6,750
Change in Operating lease right-of-use assets due to remeasurement	1,416	46,168
Note 17 — Commitments and Contingencies
The Company has been named in various legal actions arising in the normal course of business. In the opinion of the Company, in consultation with legal counsel, the final resolutions of these matters are not expected to have a material adverse effect on the Company’s financial condition, operations and cash flows.
The Company also provides routine indemnifications relating to certain real estate (office) lease agreements under which it may be required to indemnify property owners for claims and other liabilities arising from the Company’s use of the applicable premises. In addition, the Company guarantees the performance of its subsidiaries under certain office lease agreements. The terms of these obligations vary, and because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the maximum amount that it could be obligated to pay under such contracts. Based on historical experience and evaluation of specific indemnities, management believes that judgments, if any, against the Company related to such matters are not likely to have a material effect on the consolidated financial statements. Accordingly, the Company has not recorded any liability for these obligations as of June 30, 2024 or March 31, 2024.
There have been no material changes outside of the ordinary course of business to our known contractual obligations, which are included in Item 7 of our 2024 Annual Report.

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

	Three Months Ended June 30,
	2024	2023
Revenues by segment
Corporate Finance	$328,417	$227,051
Financial Restructuring	117,422	123,368
Financial and Valuation Advisory	67,770	65,410
Revenues	$513,609	$415,829

Segment profit (1)
Corporate Finance	$100,422	$61,622
Financial Restructuring	39,149	43,594
Financial and Valuation Advisory	17,641	14,899
Total segment profit	157,212	120,115
Corporate expenses (2)	61,644	46,768
Other income, net	(4,306)	(3,005)
Income before provision for income taxes	$99,874	$76,352
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

	June 30, 2024	March 31, 2024
Assets by segment
Corporate Finance	$1,144,817	$1,147,432
Financial Restructuring	197,444	192,185
Financial and Valuation Advisory	167,629	170,627
Total segment assets	1,509,890	1,510,244
Corporate assets	1,433,026	1,660,515
Total assets	$2,942,916	$3,170,759

	Three Months Ended June 30,
	2024	2023
Income before provision for income taxes by geography
United States	$61,058	$52,402
International	38,816	23,950
Income before provision for income taxes	$99,874	$76,352

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)

	Three Months Ended June 30,
	2024	2023
Revenues by geography
United States	$366,559	$327,736
International	147,050	88,093
Revenues	$513,609	$415,829

	June 30, 2024	March 31, 2024
Assets by geography
United States	$1,992,499	$1,957,454
International	950,417	1,213,305
Total assets	$2,942,916	$3,170,759
Note 19 — Subsequent Events
On July 25, 2024, the Company's board of directors declared a quarterly cash dividend of $0.57 per share of Class A and Class B common stock, payable on September 15, 2024, to shareholders of record on September 3, 2024.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion should be read together with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. We make statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “intends,” “predicts,” “potential” or “continue,” the negative of these terms or other similar expressions. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including but not limited to, the factors listed under the heading “Cautionary Note Regarding Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended March 31, 2024 (the “2024 Annual Report”). Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements speak only as of the date of this filing. You should not rely upon forward-looking statements as a prediction of future events. We are under no duty to and we do not undertake any obligation to update or review any of these forward-looking statements after the date of this filing to conform our prior statements to actual results or revised expectations whether as a result of new information, future developments or otherwise.
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

CF provides general financial advisory services and advice on mergers and acquisitions and capital markets offerings. We advise public and private institutions, including financial sponsors, on a wide variety of matters, including buy-side and sell-side M&A transactions, debt and equity financings in both the private and public markets, and other corporate finance transactions. The majority of our CF revenues consists of Completion Fees. A CF transaction can fail to be completed for many reasons that are outside of our control. In these instances, our fees are generally limited to Retainer Fees and in some cases Progress Fees that may have been received.

FR provides advice to debtors, creditors and other parties-in-interest in connection with recapitalization/deleveraging transactions implemented through bankruptcy proceedings and out-of-court exchanges, consent solicitations or other mechanisms, as well as in distressed mergers and acquisitions and capital markets activities. As part of these engagements, our FR business segment offers a wide range of advisory services to our clients, including: the structuring, negotiation, and confirmation of plans of reorganization; structuring and analysis of exchange offers; liability management transactions, corporate viability assessment; dispute resolution and expert testimony; and procuring debtor-in-possession financing. Although atypical, FR transactions can fail to be completed for many reasons that are outside of our control. In these instances, our fees are generally limited to the Retainer Fees and/or Progress Fees.

FVA primarily provides financial advisory and valuation services with respect to companies, debt and equity interests (including complex illiquid investments), and other types of assets and liabilities; fairness opinions in connection with mergers and acquisitions and other transactions, solvency opinions in connection with corporate spin-offs and dividend recapitalizations, and other types of financial opinions in connection with other transactions; as well as diligence, tax, transaction accounting, and other financial advisory services to companies, boards of directors, special committees, retained counsel, financial and strategic investors, trustees, and other parties. Also, our FVA business segment provides dispute resolution services to clients where fees are usually based on the hourly rates of our financial professionals. Unlike our CF or FR segments, the fees generated in our FVA segment are generally not contingent on the successful completion of a transaction.

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

Our employee compensation and benefits expense consists of base salary, payroll taxes, benefits, annual incentive compensation payable as cash bonus awards, deferred cash bonus awards, and the amortization of equity-based bonus awards. Base salary and benefits are paid ratably throughout the year. Our annual equity-based bonus awards include fixed share compensation awards and liability classified fixed dollar awards as a component of the annual bonus awards for certain employees. These equity awards are generally subject to annual vesting requirements over a four-year period beginning at the date of grant, which typically occurs in the first quarter of each fiscal year; accordingly, expenses are amortized over the stated vesting period. In most circumstances, the unvested portion of these awards is subject to forfeiture should the employee depart from the Company, and in certain cases if certain financial metrics are not met. Cash bonuses, which are accrued monthly, are discretionary and dependent upon a number of factors including the Company's performance and are generally paid in the first quarter of each fiscal year with respect to prior year performance. Generally, a portion of the cash bonus is deferred and paid in the third quarter of the fiscal year in which the bonus is awarded. We refer to the ratio of our employee compensation and benefits expenses to our revenues as our “Compensation Ratio.”

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
Results of Consolidated Operations
The following is a discussion of our results of consolidated operations for the three months ended June 30, 2024 and 2023. For a more detailed discussion of the factors that affected the revenues and the operating expenses of our CF, FR, and FVA business segments in these periods, see Part I, Item 2 of this Form 10-Q under the heading “Business Segments” below.

	Three Months Ended June 30,
($ in thousands)	2024	2023	Change
Revenues	$513,609	$415,829	24%
Operating expenses:
Employee compensation and benefits	330,116	263,483	25%
Non-compensation	87,925	78,999	11%
Total operating expenses	418,041	342,482	22%
Operating income	95,568	73,347	30%
Other income, net	(4,306)	(3,005)	43%
Income before provision for income taxes	99,874	76,352	31%
Provision for income taxes	10,934	14,962	(27)%
Net income attributable to Houlihan Lokey, Inc.	$88,940	$61,390	45%

Three Months Ended June 30, 2024 versus June 30, 2023
Revenues were $513.6 million for the three months ended June 30, 2024, compared with $415.8 million for the three months ended June 30, 2023, representing an increase of 24%. The increase in revenues was primarily attributable to an increase in CF revenues, partially offset by a decrease in FR revenues, as described in more detail below. For the quarter, CF revenues increased 45%, FR revenues decreased (5)%, and FVA revenues increased 4% when compared with the three months ended June 30, 2023.

Operating expenses were $418.0 million for the three months ended June 30, 2024, compared with $342.5 million for the three months ended June 30, 2023, representing an increase of 22%. Employee compensation and benefits expense, as a component of operating expenses, was $330.1 million for the three months ended June 30, 2024, compared with $263.5 million for the three months ended June 30, 2023, representing an increase of 25%. The increase in employee compensation and benefits expense was a result of an increase in revenues for the quarter when compared with the same quarter last year. The Compensation Ratio was 64.3% for the three months ended June 30, 2024, compared with 63.4% for the three months ended June 30, 2023. Non-compensation expense, as a component of operating expenses, was $87.9 million for the three months ended June 30, 2024, compared with $79.0 million for the three months ended June 30, 2023, representing an increase of 11%. The increase in non-compensation expense was primarily a result of increases in information technology and communications expenses and in travel, meals, and entertainment expenses.

Other income, net was $(4.3) million for the three months ended June 30, 2024, compared with $(3.0) million for the three months ended June 30, 2023. Other income, net increased primarily due to a net increase in interest income.

The provision for income taxes was $10.9 million, representing an effective tax rate of 10.9%, for the first quarter ended June 30, 2024, compared with $15.0 million, representing an effective tax rate of 19.6%, for the first quarter ended June 30, 2023. The decrease in the Company's tax rate during the quarter ended June 30, 2024 relative to the quarter ended June 30, 2023 was primarily a result of increased stock compensation deductions.

Business Segments
The following table presents revenues, expenses and contributions from our continuing operations by business segment. The revenues by segment represents each segment’s revenues, and the profit by segment represents profit for each segment before corporate expenses, other expense, net, and income taxes.

	Three Months Ended June 30,
($ in thousands)	2024	2023	Change
Revenues by segment
Corporate Finance	$328,417	$227,051	45%
Financial Restructuring	117,422	123,368	(5)%
Financial and Valuation Advisory	67,770	65,410	4%
Revenues	$513,609	$415,829	24%

Segment profit (1)
Corporate Finance	$100,422	$61,622	63%
Financial Restructuring	39,149	43,594	(10)%
Financial and Valuation Advisory	17,641	14,899	18%
Total segment profit	157,212	120,115	31%
Corporate expenses (2)	61,644	46,768	32%
Other income, net	(4,306)	(3,005)	43%
Income before provision for income taxes	$99,874	$76,352	31%

Segment Metrics
Number of managing directors
Corporate Finance	228	225	1%
Financial Restructuring	58	59	(2)%
Financial and Valuation Advisory	42	42	—%
Number of closed transactions/Fee Events (3)
Corporate Finance	116	95	22%
Financial Restructuring	33	30	10%
Financial and Valuation Advisory	847	786	8%
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
Corporate Finance
Three Months Ended June 30, 2024 versus June 30, 2023
Revenues for CF were $328.4 million for the three months ended June 30, 2024, compared with $227.1 million for the three months ended June 30, 2023, representing an increase of 45%. Revenues increased due to an increase in the number of closed transactions during the quarter, driven by favorable market conditions for M&A and capital markets transactions. Revenues also increased due to an increase in the average transaction fee on closed transactions. The increase in the average transaction fee on closed transactions was driven by transaction mix, and does not represent a trend in the average transaction fee on closed transactions.

Segment profit for CF was $100.4 million for the three months ended June 30, 2024, compared with $61.6 million for the three months ended June 30, 2023, representing an increase of 63%. Profitability increased primarily as a result of an increase in revenues and lower non-compensation expenses as a percentage of revenues when compared to the same quarter last year.

Financial Restructuring
Three Months Ended June 30, 2024 versus June 30, 2023
Revenues for FR were $117.4 million for the three months ended June 30, 2024, compared with $123.4 million for the three months ended June 30, 2023, representing a decrease of (5)%. Revenues decreased primarily due to a decrease in the average transaction fee on closed transactions and lower retainer fees relative to the same quarter last year, partially offset by an increase in the number of closed transactions. The decrease in average transaction fee on closed transactions was driven by transaction mix, and does not represent a trend in the average transaction fee on closed transactions.

Segment profit for FR was $39.1 million for the three months ended June 30, 2024, compared with $43.6 million for the three months ended June 30, 2023, a decrease of (10)%. Profitability decreased primarily as a result of a decrease in revenues and an increase in non-compensation expenses when compared to the same quarter last year.
Financial and Valuation Advisory
Three Months Ended June 30, 2024 versus June 30, 2023
Revenues for FVA were $67.8 million for the three months ended June 30, 2024, compared with $65.4 million for the three months ended June 30, 2023, representing an increase of 4%. Revenues increased primarily due to an increase in the number of Fee Events. The increase in the number of Fee Events was driven by expanding our scope of work for existing clients for one or more of the service lines within our FVA business.

Segment profit for FVA was $17.6 million for the three months ended June 30, 2024, compared with $14.9 million for the three months ended June 30, 2023, an increase of 18%. Profitability increased primarily as a result of an increase in revenues and a decrease in compensation expenses when compared to the same quarter last year.
Corporate Expenses
Three Months Ended June 30, 2024 versus June 30, 2023
Corporate expenses were $61.6 million for the three months ended June 30, 2024, compared with $46.8 million for the three months ended June 30, 2023, representing an increase of 32%. Corporate expenses increased primarily as a result of an increase in compensation expenses and rent expenses, partially offset by a decrease in other operating expenses when compared to the same quarter last year.

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

Our cash and cash equivalents include cash held at banks. We maintain moderate levels of cash on hand in support of regulatory requirements for our registered broker-dealer. As of June 30, 2024 and March 31, 2024, we had $363.5 million and $545.0 million of cash in foreign subsidiaries, respectively. Our excess cash may be invested from time to time in short-term investments, including treasury securities, commercial paper, certificates of deposit, and investment grade corporate and government debt securities. Please refer to Note 6 for further detail.

As of June 30, 2024 and March 31, 2024, our restricted cash, cash and cash equivalents, and investment securities were as follows:

(In thousands)	June 30, 2024	March 31, 2024
Cash and cash equivalents	$449,697	$721,235
Investment securities	35,622	38,005
Total unrestricted cash and cash equivalents, including investment securities	485,319	759,240
Restricted cash (1)	619	619
Total cash, cash equivalents, and restricted cash, including investment securities	$485,938	$759,859
(1)Restricted cash as of June 30, 2024 and March 31, 2024 consisted of cash deposits in support of two letters of credit for our Frankfurt office.

Our liquidity is highly dependent upon cash receipts from clients that are generally dependent upon the successful completion of transactions, as well as the timing of receivables collections, which typically occur within 60 days of billing. As of June 30, 2024, accounts receivable, net of credit losses was $192.6 million. As of June 30, 2024, unbilled work in progress, net of credit losses was $156.0 million.

On August 23, 2019, the Company entered into a syndicated revolving line of credit with the Bank of America, N.A. and certain other financial institutions party thereto, which was amended by a First Amendment to Credit Agreement dated as of August 2, 2022 (the "HLI Line of Credit"), which allows for borrowings of up to $100 million (and, subject to certain conditions, provides the Company with an uncommitted expansion option, which, if exercised in full, would provide for a total credit facility of $200 million), and matures on August 23, 2025 (or if such date is not a business day, the immediately preceding business day). Borrowings under the HLI Line of Credit bear interest at a floating rate, which can be either, at the Company’s option, (i) Term Secured Overnight Financing Rate (“SOFR”) plus a 0.10% SOFR adjustment plus a 1.00% margin or (ii) base rate, which is the highest of (a) the Federal Funds Rate plus one-half of one percent (0.50%), (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (c) Term SOFR plus a 0.10% SOFR adjustment. Commitment fees apply to unused amounts, and the HLI Line of Credit contains debt covenants which require that the Company maintain certain financial ratios. The loan agreement requires compliance with certain loan covenants including but not limited to the maintenance of minimum consolidated earnings before interest, taxes, depreciation and amortization of no less than $150 million as of the end of any quarterly 12-month period and certain leverage ratios including a consolidated leverage ratio of less than 2.00 to 1.00. As of June 30, 2024, we were, and expect to continue to be, in compliance with such covenants. As of June 30, 2024 and March 31, 2024, no principal was outstanding under the HLI Line of Credit.

The majority of the Company's payment obligations and commitments pertain to routine operating leases. The Company also has various obligations relating to notes payable and contingent consideration issued in connection with businesses previously acquired (see Note 10 included in Part I, Item 1 of this Form 10-Q).

In connection with certain acquisitions, certain employees may be entitled to deferred consideration, primarily in the form of retention payments, should certain service and/or performance conditions be met in the future. As a result of these conditions, such deferred consideration would be expensed as compensation in current and future periods and has been accrued as liabilities on the Consolidated Balance Sheets as of June 30, 2024 and March 31, 2024.

Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of our incentive compensation during the first and third quarters of each fiscal year. A summary of our operating, investing, and financing cash flows is as follows:

	Three Months Ended June 30,
(In thousands)	2024	2023	Change
Operating activities:
Net income	$88,940	$61,390	45%
Non-cash charges	63,384	51,133	24%
Other operating activities	(216,835)	(246,091)	(12)%
Net cash used in operating activities	(64,511)	(133,568)	(52)%
Net cash used in investing activities	(40,432)	(12,361)	227%
Net cash used in financing activities	(161,499)	(111,150)	45%
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(5,096)	(1,244)	310%
Net decrease in cash, cash equivalents, and restricted cash	(271,538)	(258,323)	5%
Cash, cash equivalents, and restricted cash — beginning of period	721,854	714,812	1%
Cash, cash equivalents, and restricted cash — end of period	$450,316	$456,489	(1)%
Three Months Ended June 30, 2024
Operating activities resulted in a net outflow of $(64.5) million, primarily attributable to cash bonus payments in May 2024. Investing activities resulted in a net outflow of $(40.4) million, primarily attributable to the acquisition of Triago and the purchase of property and equipment, net. Financing activities resulted in a net outflow of $(161.5) million, primarily attributable to payments made to settle employee tax obligations on share-based awards and dividends paid.
Three Months Ended June 30, 2023
Operating activities resulted in a net outflow of $(133.6) million, primarily attributable to cash bonus payments paid in May 2023. Investing activities resulted in a net outflow of $(12.4) million, primarily attributable to purchases of property and equipment, net. Financing activities resulted in a net outflow of $(111.2) million, primarily attributable to payments made to settle employee tax obligations on share-based awards and dividends paid.
Contractual Obligations
There have been no material changes outside of the ordinary course of business to our known contractual obligations, which are included in Item 7 of our 2024 Annual Report.
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
Risks Related to Cash and Short-Term Investments
Our cash is maintained in U.S. and non-U.S. bank accounts. We have exposure to foreign exchange risks through all of our international affiliates and through some of our investments. However, we believe our cash is not subject to any material interest rate risk, equity price risk, credit risk or other market risk. Consistent with our past practice, we expect to maintain our cash in bank accounts or highly liquid securities.
Exchange Rate Risk
The exchange rate of the U.S. dollar relative to the currencies in the non-U.S. countries in which we operate may have an effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities and, therefore, be reflected as a change in other comprehensive income, net of tax. Our non-U.S. assets and liabilities that are sensitive to exchange rates consist primarily of trade payables and receivables, work in progress, and cash. For the three months ended June 30, 2024 and 2023, the net impact of the fluctuation of foreign currencies in other comprehensive income within the Consolidated Statements of Comprehensive Income was $(2,962) and $2,974, respectively.

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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of June 30, 2024 we had three foreign currency forward contracts outstanding between the U.S. dollar and the pound sterling with an aggregate notional value of $67.0 million. As of June 30, 2023, we had five foreign currency forward contracts outstanding between the pound sterling and the euro with a notional value of $85.2 million. The change in fair value of these contracts represented a net gain/(loss) included in Other operating expenses of $(521) and $129 during the three months ended June 30, 2024 and June 30, 2023, respectively.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during the fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. There has been no material change in the nature of our legal proceedings from the descriptions contained in our 2024 Annual Report.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in our 2024 Annual Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On June 12, 2024, the Company issued 2,541 shares of Class B common stock to certain former employees of a business acquired in 2021. The Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering and received no proceeds in connection with this issuance.

Purchases of Equity Securities
The following table summarizes all of the repurchases of Houlihan Lokey, Inc. equity securities during the quarter ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2024 - April 30, 2024	—	$—	—	$457,712,992
May 1, 2024 - May 31, 2024 (2)	767,188	136.12	—	457,712,992
June 1, 2024 - June 30, 2024 (3)	1,106	133.06	—	457,712,992
Total	768,294	$136.12	—	$457,712,992
(1)The shares of Class A common stock repurchased through this program have been retired. In April 2022, the Company’s board of directors authorized a replacement program to the previous July 2021 share repurchase program, which provides for share repurchases of a new aggregate amount of up to $500 million of the Company's Class A common stock and Class B common stock.
(2)Total Number of Shares Purchased consists of 767,188 unvested shares of Class B common stock at an average price per share of $136.12, which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards.
(3)Total Number of Shares Purchased consists of 1,106 unvested shares of Class B common stock at an average price per share of $133.06, which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a) None.
(b) None.
(c) On May 21, 2024, Gillian Zucker, Independent Director on our Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 2,400 shares of the Company's common stock until July 31, 2025.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

3.1	Second Amended and Restated Certificate of Incorporation of Houlihan Lokey, Inc., dated September 21, 2023.	8-K	001-37537	3.1	9/22/23
3.2	Amended and Restated Bylaws of the Company, dated July 26, 2023.	8-K	001-37537	3.1	8/1/23
19.1	Insider Trading Policies and Procedures					*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.					*
32.1	Section 1350 Certification of Chief Executive Officer.					**
32.2	Section 1350 Certification of Chief Financial Officer.					**
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104.1	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOULIHAN LOKEY, INC.

Date:	August 6, 2024	/s/ SCOTT J. ADELSON
Scott J. Adelson
Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2024	/s/ J. LINDSEY ALLEY
J. Lindsey Alley
Chief Financial Officer
(Principal Financial and Accounting Officer)