Form 10-Q
period 2024-09-30
HOULIHAN LOKEY, INC.
filed 2024-11-05
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 1, 2024, the registrant had 53,481,054 shares of Class A common stock, $0.001 par value per share, and 16,019,340 shares of Class B common stock, $0.001 par value per share, outstanding.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share data and par value)	September 30, 2024	March 31, 2024
Assets
Cash and cash equivalents	$691,410	$721,235
Restricted cash	1,452	619
Investment securities	56,829	38,005
Accounts receivable, net of allowance for credit losses of $13,039 and $8,767, respectively	219,133	199,630
Unbilled work in progress, net of allowance for credit losses of $4,993 and $6,132, respectively	138,293	192,012
Income taxes receivable	21,832	32,856
Deferred income taxes	87,020	90,064
Property and equipment, net	148,729	136,701
Operating lease right-of-use assets	359,739	344,024
Goodwill	1,177,757	1,127,497
Other intangible assets, net	196,641	197,439
Other assets	113,916	90,677
Total assets	$3,212,751	$3,170,759

Liabilities and stockholders' equity
Liabilities:
Accrued salaries and bonuses	$641,370	$726,031
Accounts payable and accrued expenses	104,661	114,171
Deferred income	37,956	33,139
Deferred income taxes	7,575	7,505
Operating lease liabilities	431,222	415,412
Other liabilities	32,880	37,751
Total liabilities	1,255,664	1,334,009

Commitments and contingencies (Note 17)
Stockholders' equity:
Class A common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 53,403,939 and 52,348,511 shares, respectively	53	52
Class B common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 16,082,738 and 16,746,676 shares, respectively	16	17
Additional paid-in capital	735,277	739,870
Retained earnings	1,259,950	1,163,419
Accumulated other comprehensive loss	(38,209)	(66,608)
Total stockholders' equity	1,957,087	1,836,750
Total liabilities and stockholders' equity	$3,212,751	$3,170,759
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Revenues	$574,957	$466,989	$1,088,566	$882,818
Operating expenses:
Employee compensation and benefits	353,599	287,200	669,468	542,933
Acquisition related compensation and benefits	7,038	9,342	21,285	17,092
Travel, meals, and entertainment	13,570	14,151	32,082	30,169
Rent	15,174	19,013	34,458	36,416
Depreciation and amortization	7,444	7,086	16,300	13,618
Information technology and communications	17,755	14,328	33,944	27,876
Professional fees	9,677	10,859	18,154	20,416
Other operating expenses	20,031	14,733	36,638	30,674
Total operating expenses	444,288	376,712	862,329	719,194
Operating income	130,669	90,277	226,237	163,624
Other income, net	(5,419)	(3,296)	(9,725)	(6,301)
Income before provision for income taxes	136,088	93,573	235,962	169,925
Provision for income taxes	42,539	26,542	53,473	41,504
Net income	93,549	67,031	182,489	128,421
Other comprehensive income, net of tax:
Foreign currency translation adjustments	31,361	(19,883)	28,399	(16,909)
Comprehensive income attributable to Houlihan Lokey, Inc.	$124,910	$47,148	$210,888	$111,512

Attributable to Houlihan Lokey, Inc. common stockholders:
Weighted average shares of common stock outstanding:
Basic	65,822,690	64,551,353	65,429,115	64,180,642
Fully diluted	68,422,600	67,867,381	68,450,866	67,881,623
Earnings per share (Note 13)
Basic	$1.42	$1.04	$2.79	$2.00
Fully diluted	$1.37	$0.99	$2.67	$1.89

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – July 1, 2024	53,053,499	$53	16,456,793	$16	$691,651	$1,207,328	$(69,570)	$1,829,478
Shares issued	—	—	29,576	—	—	—	—	—
Stock compensation vesting (Note 14)	—	—	—	—	44,349	—	—	44,349
Dividends	—	—	—	—	—	(40,927)	—	(40,927)
Conversion of Class B to Class A shares	350,440	—	(350,440)	—	—	—	—	—
Other shares repurchased/forfeited	—	—	(53,191)	—	(723)	—	—	(723)
Net income	—	—	—	—	—	93,549	—	93,549
Change in unrealized translation	—	—	—	—	—	—	31,361	31,361
Total comprehensive income	—	—	—	—	—	93,549	31,361	124,910
Balances – September 30, 2024	53,403,939	$53	16,082,738	$16	$735,277	$1,259,950	$(38,209)	$1,957,087

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – July 1, 2023	51,296,601	$51	18,035,565	$18	$616,315	$1,058,509	$(59,840)	$1,615,053
Shares issued	—	—	55,907	—	5,635	—	—	5,635
Stock compensation vesting (Note 14)	—	—	—	—	41,662	—	—	41,662
Dividends	—	—	—	—	—	(38,214)	—	(38,214)
Conversion of Class B to Class A shares	508,491	1	(508,491)	(1)	—	—	—	—
Other shares repurchased/forfeited	(239,100)	—	(155,356)	—	(25,208)	—	—	(25,208)
Net income	—	—	—	—	—	67,031	—	67,031
Change in unrealized translation	—	—	—	—	—	—	(19,883)	(19,883)
Total comprehensive income	—	—	—	—	—	67,031	(19,883)	47,148
Balances – September 30, 2023	51,565,992	$52	17,427,625	$17	$638,404	$1,087,326	$(79,723)	$1,646,076
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2024	52,348,511	$52	16,746,676	$17	$739,870	$1,163,419	$(66,608)	$1,836,750
Shares issued	91,656	—	1,248,217	1	21,522	—	—	21,523
Stock compensation vesting (Note 14)	—	—	—	—	75,131	—	—	75,131
Dividends	—	—	—	—	—	(85,958)	—	(85,958)
Conversion of Class B to Class A shares	958,524	1	(958,524)	(1)	—	—	—	—
Shares issued to non-employee directors (Note 14)	5,248	—	—	—	710	—	—	710
Other shares repurchased/forfeited	—	—	(953,631)	(1)	(101,956)	—	—	(101,957)
Net income	—	—	—	—	—	182,489	—	182,489
Change in unrealized translation	—	—	—	—	—	—	28,399	28,399
Total comprehensive income	—	—	—	—	—	182,489	28,399	210,888
Balances – September 30, 2024	53,403,939	$53	16,082,738	$16	$735,277	$1,259,950	$(38,209)	$1,957,087

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2023	50,638,924	$51	18,048,345	$18	$642,970	$1,033,072	$(62,814)	$1,613,297
Shares issued	—	—	1,612,192	1	10,811	—	—	10,812
Stock compensation vesting (Note 14)	—	—	—	—	79,010	—	—	79,010
Dividends	—	—	—	—	—	(74,167)	—	(74,167)
Conversion of Class B to Class A shares	1,159,559	1	(1,159,559)	(1)	—	—	—	—
Shares issued to non-employee directors (Note 14)	6,609	—	—	—	587	—	—	587
Other shares repurchased/forfeited	(239,100)	—	(1,073,353)	(1)	(94,974)	—	—	(94,975)
Net income	—	—	—	—	—	128,421	—	128,421
Change in unrealized translation	—	—	—	—	—	—	(16,909)	(16,909)
Total comprehensive income	—	—	—	—	—	128,421	(16,909)	111,512
Balances – September 30, 2023	51,565,992	$52	17,427,625	$17	$638,404	$1,087,326	$(79,723)	$1,646,076
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended September 30,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$182,489	$128,421
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	4,699	(2,633)
Provision for bad debts, net	5,234	4,058
Unrealized (gains)/losses on investment securities	(939)	142
Non-cash lease expense	15,222	16,691
Depreciation and amortization	16,300	13,618
Contingent consideration valuation	804	(816)
Compensation expense – equity and liability classified share awards (Note 14)	78,396	82,149
Changes in operating assets and liabilities:
Accounts receivable	(15,106)	26,569
Unbilled work in progress	55,786	(19,582)
Other assets	(21,743)	8,697
Accrued salaries and bonuses	(84,213)	(211,229)
Accounts payable and accrued expenses and other	(28,619)	(36,234)
Deferred income	4,817	(3,325)
Income taxes receivable	11,584	(4,274)
Net cash provided by operating activities	224,711	2,252
Cash flows from investing activities:
Purchases of investment securities	(23,496)	(35)
Sales or maturities of investment securities	5,611	5,988
Acquisition of business, net of cash acquired	(32,058)	—
Purchase of property and equipment, net	(21,368)	(38,927)
Net cash used in investing activities	(71,311)	(32,974)
Cash flows from financing activities:
Dividends paid	(89,674)	(77,390)
Share repurchases	(240)	(24,952)
Payments to settle employee tax obligations on share-based awards	(101,716)	(70,025)
Earnouts paid	(9,706)	(7,053)
Other financing activities	710	587
Net cash used in financing activities	(200,626)	(178,833)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	18,234	(10,955)
Net decrease in cash, cash equivalents, and restricted cash	(28,992)	(220,510)
Cash, cash equivalents, and restricted cash – beginning of period	721,854	714,812
Cash, cash equivalents, and restricted cash – end of period	$692,862	$494,302

Supplemental disclosures of non-cash activities:
Shares issued via vesting of liability classified awards	$5,953	$5,114
Shares issued as consideration for acquisition	12,489	—
Cash acquired through acquisitions	$2,207	$—
Cash paid during the period:
Interest	$557	$200
Taxes, net of refunds	37,211	48,410
Regulatory fines and penalties	—	15,000
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP"), pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"), and include all information and footnotes required for consolidated financial statement presentation. The results of operations for the six months ended September 30, 2024 are not necessarily indicative of the results of operations to be expected for the fiscal year ending March 31, 2025. The unaudited interim consolidated financial statements and notes to consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (the "2024 Annual Report").
In connection with certain acquisitions, select employees may be entitled to deferred consideration, primarily in the form of retention payments, contingent upon the fulfillment of specific service and/or performance conditions in the future. Accordingly, such deferred consideration is expensed as Acquisition related compensation and benefits in current and future periods. Historically, such Acquisition related compensation and benefits were included as a component of Employee compensation and benefits within our Consolidated Statements of Comprehensive Income. Beginning with this Quarterly Report on Form 10-Q, management has deemed it beneficial for stakeholders to separately disclose Acquisition related compensation and benefits and Employee compensation and benefits within our Consolidated Statements of Comprehensive Income. Reclassifications have been made to prior year financial statements to conform to this new presentation. These reclassifications had no impact on net income, stockholders' equity, or cash flows as previously reported.
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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of September 30, 2024, we had two foreign currency forward contracts outstanding between the U.S. dollar and the pound sterling with an aggregate notional value of $37.0 million. As of September 30, 2023, we had three foreign currency forward contracts outstanding between the U.S. dollar and the pound sterling with an aggregate notional value of $35.2 million and two foreign currency forward contracts outstanding between the euro and the pound sterling with an aggregate notional value of €9.4 million. The change in fair value of these contracts represented a net gain/(loss) included in Other operating expenses of $2,410 and $(1,217) during the three months ended September 30, 2024 and September 30, 2023, respectively.

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

Cash and Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash held at banks and highly liquid investments with original maturities of three months or less. As of September 30, 2024 and March 31, 2024, the Company had cash balances with banks in excess of insured limits. The Company believes it is not exposed to any significant credit risk with respect to Cash and cash equivalents.
The following table provides a reconciliation of Cash and cash equivalents, and Restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	September 30, 2024	March 31, 2024
Cash and cash equivalents	$691,410	$721,235
Restricted cash (1)	1,452	619
Total cash, cash equivalents, and restricted cash	$692,862	$721,854
(1)Restricted cash as of September 30, 2024 and March 31, 2024 consisted of cash deposits in support of two letters of credit for our Frankfurt office. Restricted cash as of September 30, 2024 also includes cash held in escrow accounts.

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
Goodwill is reviewed annually during the fourth quarter for impairment and more frequently if potential impairment indicators exist. Goodwill is reviewed for impairment in accordance with ASC Topic 350, Intangibles – Goodwill and Other, as amended by Accounting Standards Update ("ASU") No. 2017-04, Simplifying the Test for Goodwill Impairment, which permits management to perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit is less than its corresponding carrying value. If management determines the reporting unit's fair value is more likely than not less than its carrying value, a quantitative analysis will be performed to compare the fair value of the reporting unit with its corresponding carrying value. If the conclusion of the quantitative analysis is that the fair value is in fact less than the carrying value, management will recognize a goodwill impairment charge for the amount by which the reporting unit’s carrying value exceeds its fair value. Impairment testing of goodwill requires a significant amount of judgment in assessing both qualitative factors and if necessary, quantitative factors used to estimate the fair value of the reporting unit. As of September 30, 2024, management concluded that it was not more likely than not that the Company’s reporting units’ fair value was less than their carrying amount, and no further quantitative impairment testing had been considered necessary.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Indefinite-lived intangible assets are reviewed annually for impairment in accordance with ASU 2012-02, Testing Indefinite-lived Intangible Assets for Impairment, which provides management the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. As of September 30, 2024, management concluded that it was not more likely than not that the fair values were less than the carrying values.

Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group (inclusive of other long-lived assets) be tested for possible impairment, management first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of September 30, 2024, no events or changes in circumstances were identified that indicated that the carrying amount of the finite-lived intangible assets were not recoverable.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
The change in the Company’s contract assets and liabilities during the period primarily reflects the timing difference between the Company’s performance and the customer’s payment. The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	April 1, 2024	Increase/(Decrease)	September 30, 2024
Receivables (1)	$192,952	$19,046	$211,998
Unbilled work in progress, net of allowance for credit losses	192,012	(53,719)	138,293
Contract Assets (1)	6,678	457	7,135
Contract Liabilities (2)	33,139	4,817	37,956
(1)Included within Accounts receivable, net of allowance for credit losses in the September 30, 2024 Consolidated Balance Sheets.
(2)Included within Deferred income in the September 30, 2024 Consolidated Balance Sheets.

During the three and six months ended September 30, 2024, $4.3 million and $15.3 million of Revenues, respectively, were recognized that were included in the Deferred income balance at the beginning of the period.

As a practical expedient, the Company does not disclose information about remaining performance obligations pertaining to (i) contracts that have an original expected duration of one year or less, and/or (ii) contracts where the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that is or forms part of a single performance obligation. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material as of September 30, 2024.
Note 4 — Related Party Transactions
The Company provides financial advisory services to certain related parties, and received fees for these services totaling approximately $1,379 and $2 for the three months ended September 30, 2024 and 2023, respectively, and $1,421 and $1,537 for the six months ended September 30, 2024 and 2023, respectively. Accounts receivable and Unbilled work in progress in the accompanying Consolidated Balance Sheets include amounts pertaining to these services of $412 and $7,228 as of September 30, 2024 and March 31, 2024, respectively.
Other assets in the accompanying Consolidated Balance Sheets includes loans receivable from certain employees of $40,531 and $32,937 as of September 30, 2024 and March 31, 2024, respectively.
Note 5 — Fair Value Measurements
The following table presents information about the Company's financial assets, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	September 30, 2024
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$38,875	$—	$38,875
U.S. treasury securities	—	17,412	—	17,412
Certificates of deposit	—	542	—	542
Total assets measured at fair value	$—	$56,829	$—	$56,829

	March 31, 2024
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$21,641	$—	$21,641
U.S. treasury securities	—	15,833	—	15,833
Certificates of deposit	—	531	—	531
Total assets measured at fair value	$—	$38,005	$—	$38,005

The Company had no transfers between fair value levels during the six months ended September 30, 2024.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 6 — Investment Securities
The amortized cost and gross unrealized gains (losses) of marketable investment securities accounted under the fair value method were as follows:

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$39,088	$100	$(313)	$38,875
U.S. treasury securities	17,385	219	(192)	17,412
Certificates of deposit	542	—	—	542
Total securities with unrealized gains/(losses)	$57,015	$319	$(505)	$56,829

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$22,318	$8	$(685)	$21,641
U.S. treasury securities	16,071	110	(348)	15,833
Certificates of deposit	531	—	—	531
Total securities with unrealized gains/(losses)	$38,920	$118	$(1,033)	$38,005

Scheduled maturities of the debt securities held by the Company included within the investment securities portfolio were as follows:

	September 30, 2024		March 31, 2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$30,473	$30,427	$7,592	$7,566
Due within years two through five	26,542	26,402	31,328	30,439
Total debt within the investment securities portfolio	$57,015	$56,829	$38,920	$38,005
Note 7 — Allowance for Credit Losses
The following table presents information about the Company's allowance for credit losses:

September 30, 2024
Beginning balance	$14,899
Provision for bad debt, net	5,234
Recovery/(write-off) of uncollectible accounts, net	(2,101)
Ending balance	$18,032

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 8 — Property and Equipment
Property and equipment, net of accumulated depreciation consists of the following:

	September 30, 2024	March 31, 2024
Equipment	$11,011	$9,972
Furniture and fixtures	34,145	29,672
Leasehold improvements	155,973	144,996
Computers and software	14,825	12,282
Other	8,095	8,088
Total cost	224,049	205,010
Less: accumulated depreciation	(75,320)	(68,309)
Total net book value	$148,729	$136,701
Additions to property and equipment during the six months ended September 30, 2024 were primarily related to leasehold improvement costs incurred.
Depreciation expense of $5,377 and $3,727 was recognized for the three months ended September 30, 2024 and 2023, respectively, and $10,692 and $6,903 for the six months ended September 30, 2024 and 2023, respectively.
Note 9 — Goodwill and Other Intangible Assets
The following table provides a reconciliation of Goodwill and other intangibles, net reported on the Consolidated Balance Sheets.

	Useful Lives	September 30, 2024	March 31, 2024
Goodwill	Indefinite	$1,177,757	$1,127,497
Tradename-Houlihan Lokey	Indefinite	192,210	192,210
Other intangible assets	Varies	104,475	98,897
Total cost		1,474,442	1,418,604
Less: accumulated amortization		(100,044)	(93,668)
Goodwill and other intangibles, net		$1,374,398	$1,324,936

Goodwill attributable to the Company’s business segments is as follows:

	April 1, 2024	Change (1)	September 30, 2024
Corporate Finance	$872,967	$50,260	$923,227
Financial Restructuring	162,815	—	162,815
Financial and Valuation Advisory	91,715	—	91,715
Goodwill	$1,127,497	$50,260	$1,177,757
(1)Changes pertain primarily to the acquisition of Triago Advisors.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Amortization expense of approximately $2,067 and $3,360 was recognized for the three months ended September 30, 2024 and 2023, respectively, and $5,608 and $6,715 for the six months ended September 30, 2024 and 2023, respectively.

The estimated future amortization for finite-lived intangible assets for each of the next five fiscal years and thereafter are as follows:

Year Ending March 31,
Remainder of 2025	$2,254
2026	1,873
2027	—
2028	—
2029 and thereafter	—
Note 10 — Loans Payable
On August 23, 2019, the Company entered into a syndicated revolving line of credit with Bank of America, N.A. and certain other financial institutions party thereto, which was amended by the First Amendment to Credit Agreement dated as of August 2, 2022 (the "HLI Line of Credit"), which allows for borrowings of up to $100.0 million (and, subject to certain conditions, provides the Company with an uncommitted expansion option, which, if exercised in full, would provide for a total credit facility of $200.0 million) and matures on August 23, 2025 (or if such date is not a business day, the immediately preceding business day). Borrowings under the HLI Line of Credit bear interest at a floating rate, which can be either, at the Company's option, (i) Term Secured Overnight Financing Rate ("SOFR") plus a 0.10% SOFR adjustment plus a 1.00% margin or (ii) base rate, which is the highest of (a) the Federal Funds Rate plus one-half of one percent (0.50%), (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (c) Term SOFR plus a 0.10% SOFR adjustment. Commitment fees apply to unused amounts, and the HLI Line of Credit contains debt covenants which require that the Company maintain certain financial ratios. As of September 30, 2024 and March 31, 2024, no principal was outstanding under the HLI Line of Credit.

In July 2021, the Company acquired Baylor Klein, Ltd (“BK”). Contingent consideration was issued in connection with the acquisition of BK, which had a carrying value of $0.0 million and $9.0 million as of September 30, 2024 and March 31, 2024, respectively, which is included in Other liabilities in our Consolidated Balance Sheets.
In December 2023, the Company acquired 7 Mile Advisors, LLC ("7MA"). Total consideration included an unsecured note of $14.5 million bearing interest at an annual rate of 2.00% and payable on December 11, 2053. The note was issued by the Company to the former principals and sellers of 7MA (who became employees of the Company). Under certain circumstances, the note will be pre-paid to each seller for Company stock over a three-year period in equal annual installments starting in December 2024. The Company incurred interest expense of $73 and $145 for the three and six months ended September 30, 2024, respectively. Contingent consideration was also issued in connection with the acquisition of 7MA, which had a carrying value of $4.0 million as of September 30, 2024, and is included in Other liabilities in our Consolidated Balance Sheets.
Note 11 — Accumulated Other Comprehensive (Loss)
Accumulated other comprehensive (loss) is comprised of Foreign currency translation adjustments of $31,361 and $(19,883) for the three months ended September 30, 2024 and 2023, respectively, and $28,399 and $(16,909) for the six months ended September 30, 2024 and 2023, respectively.

Accumulated other comprehensive (loss) as of September 30, 2024 was comprised of the following:

Balance, April 1, 2024	$(66,608)
Foreign currency translation adjustment	28,399
Balance, September 30, 2024	$(38,209)

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 12 — Income Taxes
The Company’s provision for income taxes was $42,539 and $26,542 for the three months ended September 30, 2024 and 2023, respectively, and $53,473 and $41,504 for the six months ended September 30, 2024 and 2023, respectively. These represent effective tax rates of 31.3% and 28.4% for the three months ended September 30, 2024 and 2023, respectively, and 22.7% and 24.4% for the six months ended September 30, 2024 and 2023, respectively.
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

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income attributable Houlihan Lokey, Inc.	$93,549	$67,031	$182,489	$128,421
Denominator:
Weighted average shares of common stock outstanding — basic	65,822,690	64,551,353	65,429,115	64,180,642
Weighted average number of incremental shares pertaining to unvested restricted stock and issuable in respect of unvested restricted stock units, as calculated using the treasury stock method	2,599,910	3,316,028	3,021,751	3,700,981
Weighted average shares of common stock outstanding — diluted	68,422,600	67,867,381	68,450,866	67,881,623

Basic earnings per share	$1.42	$1.04	$2.79	$2.00
Diluted earnings per share	$1.37	$0.99	$2.67	$1.89
Note 14 — Employee Benefit Plans
Defined Contribution Plans
The Company sponsors a 401(k) defined contribution savings plan for its domestic employees and defined contribution retirement plans for its international employees. The Company contributed approximately $3,361 and $3,083 to these plans during the three months ended September 30, 2024 and 2023, respectively, and $6,406 and $6,112 during the six months ended September 30, 2024 and 2023, respectively.
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
No excess tax benefit was recognized during the three months ended September 30, 2024 and 2023. An excess tax benefit of $21,921 and $7,299 was recognized during the six months ended September 30, 2024 and 2023, respectively, as a component of the provision for income taxes and an operating activity on the Consolidated Statements of Cash Flows. The excess tax benefits recognized during the six months ended September 30, 2024 and 2023 were related to shares vested in May 2024 and May 2023, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
The share awards are classified as equity awards at the time of grant unless the number of shares granted is unknown. Awards that are settleable in shares based upon a future determinable stock price are classified as liabilities until the price is established and the resulting number of shares is known, at which time they are re-classified from liabilities to equity awards. Activity in equity-classified share awards which relate to the 2016 Incentive Plan during the six months ended September 30, 2024 and 2023 was as follows:

Unvested Share Awards	Shares	Weighted Average Grant Date Fair Value
Balance, April 1, 2024	4,519,024	$83.37
Granted	940,701	134.20
Vested	(1,614,779)	80.24
Forfeited/Repurchased	(181,369)	88.78
Balance, September 30, 2024	3,663,577	$97.54

Balance, April 1, 2023	5,281,779	$79.57
Granted	1,244,902	87.60
Vested	(1,636,778)	74.23
Forfeited/Repurchased	(306,521)	84.30
Balance, September 30, 2023	4,583,382	$83.34
Activity in liability-classified share awards during the six months ended September 30, 2024 and 2023 was as follows:

Awards Settleable in Shares	Fair Value
Balance, April 1, 2024	$17,184
Offer to grant	1,659
Share price determined-converted to cash payments	(5)
Share price determined-transferred to equity grants	(7,265)
Forfeited	(317)
Balance, September 30, 2024	$11,256

Balance, April 1, 2023	$11,971
Offer to grant	9,112
Share price determined-converted to cash payments	(3)
Share price determined-transferred to equity grants	(6,172)
Forfeited	—
Balance, September 30, 2023	$14,908

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Activity in Restricted Stock Unit awards during the six months ended September 30, 2024 and 2023 was as follows:

Restricted Stock Units	RSUs	Weighted Average Grant Date Fair Value
RSUs as of April 1, 2024	843,730	$95.09
Issued	68,601	134.08
Forfeitures	(24,453)	94.62
Vested	(269,614)	94.71
RSUs as of September 30, 2024	618,264	$99.60

RSUs as of April 1, 2023	1,050,646	$95.46
Issued	94,286	87.60
Forfeitures	(19,070)	90.91
Vested	(266,883)	94.38
RSUs as of September 30, 2023	858,979	$95.02

Compensation expenses for the Company associated with both equity-classified and liability-classified awards totaled $45,325 and $42,740 for the three months ended September 30, 2024 and 2023, respectively, and $78,396 and $82,149 for the six months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024 and 2023, there was $418,918 and $463,603, respectively, of total unrecognized compensation cost related to unvested share awards granted under the 2016 Incentive Plan. These costs are recognized over a weighted average period of 1.4 years and 3.4 years, as of September 30, 2024 and 2023, respectively.

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Class A Common Stock
During the three months ended September 30, 2024 and 2023, there were no shares issued to non-employee directors and 350,440 and 508,491 shares were converted from Class B to Class A, respectively. During the six months ended September 30, 2024 and 2023, 5,248 and 6,609 shares were issued to non-employee directors, respectively, and 958,524 and 1,159,559 shares were converted from Class B to Class A, respectively.

As of September 30, 2024, there were 53,334,156 Class A shares held by the public and 69,783 Class A shares held by non-employee directors. As of September 30, 2023, there were 51,501,057 Class A shares held by the public and 64,935 Class A shares held by non-employee directors.

Class B Common Stock
As of September 30, 2024 and 2023, there were 16,082,738 and 17,427,625 Class B shares held by the HL Voting Trust, respectively.

Dividends
Previously declared dividends related to unvested shares of $15,803 and $17,236 were unpaid as of September 30, 2024 and 2023, respectively.

Share Repurchases
In April 2022, the board of directors authorized an increase to the existing July 2021 share repurchase program, which provides for share repurchases of a new aggregate amount of up to $500.0 million of the Company's Class A common stock and Class B common stock. As of September 30, 2024, shares with a value of $457.7 million remained available for purchase under the program.

During the three months ended September 30, 2024 and 2023, the Company repurchased 2,814 and 4,235 shares, respectively, of Class B common stock, to satisfy $723 and $259, respectively, of required withholding taxes in connection with the vesting of restricted awards. During the three months ended September 30, 2024, there were no regular share repurchases made under the existing share repurchase program. During the three months ended September 30, 2023, the Company repurchased 239,100 shares of its outstanding Class A common stock at a weighted average price of $104.36 per share, excluding commissions, for an aggregate purchase price of $24,952.

During the six months ended September 30, 2024 and 2023, the Company repurchased 675,395 and 766,832 shares, respectively, of Class B common stock, to satisfy $101,716 and $70,025 of required withholding taxes in connection with the vesting of restricted awards, respectively. During the six months ended September 30, 2024, there were no regular share repurchases made under the existing share repurchase program. During the six months ended September 30, 2023, the Company repurchased 239,100 shares of its outstanding Class A common stock at a weighted average price of $104.36 per share, excluding commissions, for an aggregate purchase price of $24,952.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 16 — Leases
Lessee Arrangements
Operating Leases
We lease real estate and equipment used in operations from third parties. As of September 30, 2024, the remaining term of our operating leases ranged from 1 to 15 years with various automatic extensions.
The following table outlines the maturity of our existing operating lease liabilities on a fiscal year-end basis as of September 30, 2024.

Maturity of Operating Leases

Operating Leases
Remaining 2025	$17,523
2026	54,348
2027	54,118
2028	53,482
2029	53,581
Thereafter	344,913
Total	577,965
Less: present value discount	(146,743)
Operating lease liabilities	$431,222

As of September 30, 2024, the Company has entered into an operating lease for additional office space that has not yet commenced for approximately $0.2 million. This operating lease will commence during fiscal year 2025 with a lease term of 2 years.
Lease costs

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense	$11,458	$13,385	$26,491	$25,808
Variable lease expense (1)	4,589	5,476	9,211	10,713
Short-term lease expense	46	62	100	108
Less: Sublease income	(919)	90	(1,344)	(213)
Total lease costs	$15,174	$19,013	$34,458	$36,416
(1)Primarily consists of payments for property taxes, common area maintenance and usage based operating costs.
Weighted-average details

	September 30,
	2024	2023
Weighted-average remaining lease term (years)	11	12
Weighted-average discount rate	5.4%	5.1%

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Supplemental cash flow information related to leases:

	Six Months Ended September 30,
	2024	2023
Operating cash flows:
Cash paid for amounts included in the measurement of Operating lease liabilities	$27,567	$17,562

Non-cash activity:
Operating lease right-of-use assets obtained in exchange of Operating lease liabilities	$27,494	$13,735
Change in Operating lease right-of-use assets due to remeasurement	(2,073)	32,655
Note 17 — Commitments and Contingencies
The Company has been named in various legal actions arising in the normal course of business. In the opinion of the Company, in consultation with legal counsel, the final resolutions of these matters are not expected to have a material adverse effect on the Company’s financial condition, operations and cash flows.
The Company also provides routine indemnifications relating to certain real estate (office) lease agreements under which it may be required to indemnify property owners for claims and other liabilities arising from the Company’s use of the applicable premises. In addition, the Company guarantees the performance of its subsidiaries under certain office lease agreements. The terms of these obligations vary, and because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the maximum amount that it could be obligated to pay under such contracts. Based on historical experience and evaluation of specific indemnities, management believes that judgments, if any, against the Company related to such matters are not likely to have a material effect on the consolidated financial statements. Accordingly, the Company has not recorded any liability for these obligations as of September 30, 2024 or March 31, 2024.
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

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Revenues by segment
Corporate Finance	$364,028	$281,684	$692,445	$508,735
Financial Restructuring	131,568	114,670	248,990	238,038
Financial and Valuation Advisory	79,361	70,635	147,131	136,045
Revenues	$574,957	$466,989	$1,088,566	$882,818

Segment profit (1)
Corporate Finance	$109,655	$90,517	$210,077	$152,139
Financial Restructuring	60,919	32,499	100,068	76,093
Financial and Valuation Advisory	19,389	19,593	37,030	34,492
Total segment profit	189,963	142,609	347,175	262,724
Corporate expenses (2)	59,294	52,332	120,938	99,100
Other income, net	(5,419)	(3,296)	(9,725)	(6,301)
Income before provision for income taxes	$136,088	$93,573	$235,962	$169,925
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

	September 30, 2024	March 31, 2024
Assets by segment
Corporate Finance	$1,142,652	$1,147,432
Financial Restructuring	206,187	192,185
Financial and Valuation Advisory	172,666	170,627
Total segment assets	1,521,505	1,510,244
Corporate assets	1,691,246	1,660,515
Total assets	$3,212,751	$3,170,759

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Income before provision for income taxes by geography
United States	$90,506	$61,280	$151,564	$113,682
International	45,582	32,293	84,398	56,243
Income before provision for income taxes	$136,088	$93,573	$235,962	$169,925

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Revenues by geography
United States	$435,322	$328,958	$801,881	$656,694
International	139,635	138,031	286,685	226,124
Revenues	$574,957	$466,989	$1,088,566	$882,818

	September 30, 2024	March 31, 2024
Assets by geography
United States	$2,098,984	$1,957,454
International	1,113,767	1,213,305
Total assets	$3,212,751	$3,170,759
Note 19 — Subsequent Events
On October 24, 2024, the Company's board of directors declared a quarterly cash dividend of $0.57 per share of Class A and Class B common stock, payable on December 15, 2024, to shareholders of record on December 2, 2024.

On October 24, 2024, the Company’s board of directors approved an amendment (the “Second Amendment”) to the 2016 Incentive Plan reducing the number of shares of common stock available for issuance under the 2016 Incentive Plan. Under the Second Amendment, the aggregate number of shares of common stock that are available for issuance under awards granted pursuant to the 2016 Incentive Plan made on or after October 24, 2024 is equal to the sum of (i) 8,000,000 shares and (ii) an increase on April 1, 2025 equal to the lesser of (a) 6,540,659 shares, (b) 6% of the shares of Class A common stock and Class B common stock outstanding on March 31, 2025, assuming the conversion of any shares of preferred stock, and including shares issuable upon the exercise or payment of stock options, warrants and other equity securities with respect to which shares have not actually been issued and (c) such smaller number of shares as may be determined by the Board, which may be issued as shares of Class A common stock or shares of Class B common stock, as determined by the Administrator of the 2016 Incentive Plan in its sole discretion and to the extent such class of common stock exists from time to time.

A copy of the Second Amendment is filed as Exhibit 10.1 hereto and is incorporated by reference.

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

Results of Consolidated Operations
The following is a discussion of our results of operations for the three and six months ended September 30, 2024 and 2023. For a more detailed discussion of the factors that affected the revenues and the operating expenses of our CF, FR, and FVA business segments in these periods, see Part I, Item 2 of this Form 10-Q under the heading “Business Segments” below.

	Three Months Ended September 30,			Six Months Ended September 30,
($ in thousands)	2024	2023	Change	2024	2023	Change
Revenues	$574,957	$466,989	23%	$1,088,566	$882,818	23%
Operating expenses:
Employee compensation and benefits	360,637	296,542	22%	690,753	560,025	23%
Non-compensation	83,651	80,170	4%	171,576	159,169	8%
Total operating expenses	444,288	376,712	18%	862,329	719,194	20%
Operating income	130,669	90,277	45%	226,237	163,624	38%
Other income, net	(5,419)	(3,296)	64%	(9,725)	(6,301)	54%
Income before provision for income taxes	136,088	93,573	45%	235,962	169,925	39%
Provision for income taxes	42,539	26,542	60%	53,473	41,504	29%
Net income attributable to Houlihan Lokey, Inc.	$93,549	$67,031	40%	$182,489	$128,421	42%
Three Months Ended September 30, 2024 versus September 30, 2023
Revenues were $575.0 million for the three months ended September 30, 2024, compared with $467.0 million for the three months ended September 30, 2023, representing an increase of 23%.

Operating expenses were $444.3 million for the three months ended September 30, 2024, compared with $376.7 million for the three months ended September 30, 2023, representing an increase of 18%. Employee compensation and benefits expense, as a component of operating expenses, was $360.6 million for the three months ended September 30, 2024, compared with $296.5 million for the three months ended September 30, 2023, representing an increase of 22%. The increase in employee compensation and benefits expense was primarily a result of an increase in revenues for the quarter when compared with the same quarter last year. The Compensation Ratio was 62.7% for the three months ended September 30, 2024, compared with 63.5% for the three months ended September 30, 2023. Non-compensation expense, as a component of operating expenses, was $83.7 million for the three months ended September 30, 2024, compared with $80.2 million for the three months ended September 30, 2023, representing an increase of 4%. The increase in non-compensation expense was primarily a result of an increase in other operating expenses and information technology and communication expenses for the quarter when compared with the same quarter last year.

Other income, net was $(5.4) million for the three months ended September 30, 2024, compared with $(3.3) million for the three months ended September 30, 2023. Other income, net increased primarily due to a net increase in interest income.

The provision for income taxes for the three months ended September 30, 2024 was $42.5 million, which reflected an effective tax rate of 31.3%. The provision for income taxes for the three months ended September 30, 2023 was $26.5 million which reflected an effective tax rate of 28.4%. The increase in the Company’s tax rate was primarily a result of increased state taxes and increased taxes due to foreign operations.
Six Months Ended September 30, 2024 versus September 30, 2023

Revenues were $1.09 billion for the six months ended September 30, 2024, compared with $882.8 million for the six months ended September 30, 2023, representing an increase of 23%.

Operating expenses were $862.3 million for the six months ended September 30, 2024, compared with $719.2 million for the six months ended September 30, 2023, an increase of 20%. Employee compensation and benefits expense, as a component of operating expenses, was $690.8 million for the six months ended September 30, 2024, compared with $560.0 million for the six months ended September 30, 2023, an increase of 23%. The increase in employee compensation and benefits expense was primarily a result of higher revenues when compared with the same period last year. The Compensation Ratio was 63.5% for the six months ended September 30, 2024, compared with 63.4% for the six months ended September 30, 2023. Non-compensation expense, as a component of operating expenses, was $171.6 million for the six months ended September 30, 2024, compared with $159.2 million for the six months ended September 30, 2023, representing an increase of 8%. The increase in non-compensation expense was primarily a result of an increase in information technology and communication expenses and other operating expenses when compared with the same period last year.

Other income, net was $(9.7) million for the six months ended September 30, 2024, compared with $(6.3) million for the six months ended September 30, 2023. Other income, net increased primarily due to a net increase in interest income.

The provision for income taxes for the six months ended September 30, 2024 was $53.5 million, which reflected an effective tax rate of 22.7%. The provision for income taxes for the six months ended September 30, 2023 was $41.5 million, which reflected an effective tax rate of 24.4%. The decrease in the Company's tax rate was primarily a result of increased stock compensation deductions.

Business Segments
The following table presents revenues, expenses and contributions from our continuing operations by business segment. The revenues by segment represent each segment’s revenues, and the profit by segment represents profit for each segment before corporate expenses, other income, net, and income taxes.

	Three Months Ended September 30,			Six Months Ended September 30,
($ in thousands)	2024	2023	Change	2024	2023	Change
Revenues by segment
Corporate Finance	$364,028	$281,684	29%	$692,445	$508,735	36%
Financial Restructuring	131,568	114,670	15%	248,990	238,038	5%
Financial and Valuation Advisory	79,361	70,635	12%	147,131	136,045	8%
Revenues	$574,957	$466,989	23%	$1,088,566	$882,818	23%

Segment profit (1)
Corporate Finance	$109,655	$90,517	21%	$210,077	$152,139	38%
Financial Restructuring	60,919	32,499	87%	100,068	76,093	32%
Financial and Valuation Advisory	19,389	19,593	(1)%	37,030	34,492	7%
Total segment profit	189,963	142,609	33%	347,175	262,724	32%
Corporate expenses (2)	59,294	52,332	13%	120,938	99,100	22%
Other income, net	(5,419)	(3,296)	64%	(9,725)	(6,301)	54%
Income before provision for income taxes	$136,088	$93,573	45%	$235,962	$169,925	39%

Segment metrics
Number of Managing Directors
Corporate Finance	224	211	6%	224	211	6%
Financial Restructuring	58	60	(3)%	58	60	(3)%
Financial and Valuation Advisory	41	40	2%	41	40	2%
Number of closed transactions/Fee Events (3)
Corporate Finance	131	117	12%	247	212	17%
Financial Restructuring	33	31	6%	66	61	8%
Financial and Valuation Advisory	903	852	6%	1,316	1,255	5%
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
Corporate Finance
Three Months Ended September 30, 2024 versus September 30, 2023

Revenues for CF were $364.0 million for the three months ended September 30, 2024, compared with $281.7 million for the three months ended September 30, 2023, representing an increase of 29%. Revenues increased primarily due to an increase in the average transaction fee on closed transactions, which was driven by transaction mix, and does not represent a trend in the average transaction fee on closed transactions.

Segment profit for CF was $109.7 million for the three months ended September 30, 2024, compared with $90.5 million for the three months ended September 30, 2023, an increase of 21%. Profitability increased primarily as a result of an increase in revenues when compared to the same quarter last year.

Six Months Ended September 30, 2024 versus September 30, 2023
Revenues for CF were $692.4 million for the six months ended September 30, 2024, compared with $508.7 million for the six months ended September 30, 2023, representing an increase of 36%. Revenues increased primarily due to an increase in the average transaction fee on closed transactions, which was driven by transaction mix, and does not represent a trend in the average transaction fee on closed transactions.

Segment profit for CF was $210.1 million for the six months ended September 30, 2024, compared with $152.1 million for the six months ended September 30, 2023, an increase of 38%. Profitability increased primarily as a result of an increase in revenues when compared to the same period last year.
Financial Restructuring
Three Months Ended September 30, 2024 versus September 30, 2023

Revenues for FR were $131.6 million for the three months ended September 30, 2024, compared with $114.7 million for the three months ended September 30, 2023, representing an increase of 15%. Revenues increased primarily due to an increase in the average transaction fee on closed transactions, which was driven by transaction mix, and does not represent a trend in the average transaction fee on closed transactions.

Segment profit for FR was $60.9 million for the three months ended September 30, 2024, compared with $32.5 million for the three months ended September 30, 2023, an increase of 87%. Profitability increased primarily as a result of higher revenues and lower compensation expenses when compared to the same quarter last year.
Six Months Ended September 30, 2024 versus September 30, 2023
Revenues for FR were $249.0 million for the six months ended September 30, 2024, compared with $238.0 million for the six months ended September 30, 2023, representing an increase of 5%. The increase in revenues was a result of an increase in the number of closed transactions, which was driven by favorable market conditions for restructuring transactions.

Segment profit for FR was $100.1 million for the six months ended September 30, 2024, compared with $76.1 million for the six months ended September 30, 2023, an increase of 32%. Profitability increased primarily as a result of lower compensation expenses and higher revenues when compared to the same period last year.
Financial and Valuation Advisory
Three Months Ended September 30, 2024 versus September 30, 2023

Revenues for FVA were $79.4 million for the three months ended September 30, 2024, compared with $70.6 million for the three months ended September 30, 2023, representing an increase of 12%. Revenues increased due to an increase in the number of Fee Events and an increase in the average fee per Fee Event, driven by improvements in the M&A markets, which impacted one or more of the service lines within our FVA business.

Segment profit for FVA remained relatively flat at $19.4 million for the three months ended September 30, 2024, compared with $19.6 million for the three months ended September 30, 2023.
Six Months Ended September 30, 2024 versus September 30, 2023
Revenues for FVA were $147.1 million for the six months ended September 30, 2024, compared with $136.0 million for the six months ended September 30, 2023, representing an increase of 8%. The increase in revenues was primarily due to an increase in the number of Fee Events, driven by improvements in the M&A markets, which impacted one or more of the service lines within our FVA business.

Segment profit for FVA was $37.0 million for the six months ended September 30, 2024, compared with $34.5 million for the six months ended September 30, 2023, an increase of 7%. Profitability increased primarily as a result of increased revenues, partially offset by higher compensation expenses when compared to the same period last year.

Corporate Expenses
Three Months Ended September 30, 2024 versus September 30, 2023

Corporate expenses were $59.3 million for the three months ended September 30, 2024, compared with $52.3 million for the three months ended September 30, 2023. This 13% increase was driven primarily by increased compensation expenses and other operating expenses, partially offset by a reduction in professional fees when compared to the same quarter last year.
Six Months Ended September 30, 2024 versus September 30, 2023
Corporate expenses were $120.9 million for the six months ended September 30, 2024, compared with $99.1 million for the six months ended September 30, 2023. This 22% increase was driven primarily by increased compensation expense and rent expense, partially offset by a reduction in professional fees when compared to the same period last year.

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

Our cash and cash equivalents include cash held at banks. We maintain moderate levels of cash on hand in support of regulatory requirements for our registered broker-dealer. As of September 30, 2024 and March 31, 2024, we had $457.0 million and $545.0 million of cash in foreign subsidiaries, respectively. Our excess cash may be invested from time to time in short-term investments, including treasury securities, commercial paper, certificates of deposit, and investment grade corporate and government debt securities. Please refer to Note 6 for further detail.

As of September 30, 2024 and March 31, 2024, our restricted cash, cash and cash equivalents, and investment securities were as follows:

(In thousands)	September 30, 2024	March 31, 2024
Cash and cash equivalents	$691,410	$721,235
Investment securities	56,829	38,005
Total unrestricted cash and cash equivalents, including investment securities	748,239	759,240
Restricted cash (1)	1,452	619
Total cash, cash equivalents, and restricted cash, including investment securities	$749,691	$759,859
(1)Restricted cash as of September 30, 2024 and March 31, 2024 consisted of cash deposits in support of two letters of credit for our Frankfurt office. Restricted cash as of September 30, 2024 also includes cash held in escrow accounts.

Our liquidity is highly dependent upon cash receipts from clients that are generally dependent upon the successful completion of transactions, as well as the timing of receivables collections, which typically occur within 60 days of billing. As of September 30, 2024, accounts receivable, net of credit losses was $219.1 million. As of September 30, 2024, unbilled work in progress, net of credit losses was $138.3 million.

On August 23, 2019, the Company entered into a syndicated revolving line of credit with the Bank of America, N.A. and certain other financial institutions party thereto, which was amended by a First Amendment to Credit Agreement dated as of August 2, 2022 (the "HLI Line of Credit"), which allows for borrowings of up to $100 million (and, subject to certain conditions, provides the Company with an uncommitted expansion option, which, if exercised in full, would provide for a total credit facility of $200 million), and matures on August 23, 2025 (or if such date is not a business day, the immediately preceding business day). Borrowings under the HLI Line of Credit bear interest at a floating rate, which can be either, at the Company’s option, (i) Term Secured Overnight Financing Rate (“SOFR”) plus a 0.10% SOFR adjustment plus a 1.00% margin or (ii) base rate, which is the highest of (a) the Federal Funds Rate plus one-half of one percent (0.50%), (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (c) Term SOFR plus a 0.10% SOFR adjustment. Commitment fees apply to unused amounts, and the HLI Line of Credit contains debt covenants which require that the Company maintain certain financial ratios. The loan agreement requires compliance with certain loan covenants including but not limited to the maintenance of minimum consolidated earnings before interest, taxes, depreciation and amortization of no less than $150 million as of the end of any quarterly 12-month period and certain leverage ratios including a consolidated leverage ratio of less than 2.00 to 1.00. As of September 30, 2024, we were, and expect to continue to be, in compliance with such covenants. As of September 30, 2024 and March 31, 2024, no principal was outstanding under the HLI Line of Credit.

The majority of the Company's payment obligations and commitments pertain to routine operating leases. The Company also has various obligations relating to notes payable and contingent consideration issued in connection with businesses previously acquired (see Note 10 included in Part I, Item 1 of this Form 10-Q).

In connection with certain acquisitions, certain employees may be entitled to deferred consideration, primarily in the form of retention payments, should certain service and/or performance conditions be met in the future. As a result of these conditions, such deferred consideration would be expensed as compensation in current and future periods and has been accrued as liabilities on the Consolidated Balance Sheets as of September 30, 2024 and March 31, 2024.

Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of our incentive compensation during the first and third quarters of each fiscal year. A summary of our operating, investing, and financing cash flows is as follows:

	Six Months Ended September 30,
(In thousands)	2024	2023	Change
Operating activities:
Net income	$182,489	$128,421	42%
Non-cash charges	119,716	113,209	6%
Other operating activities	(77,494)	(239,378)	(68)%
Net cash provided by operating activities	224,711	2,252	9,878%
Net cash used in investing activities	(71,311)	(32,974)	116%
Net cash used in financing activities	(200,626)	(178,833)	12%
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	18,234	(10,955)	(266)%
Net decrease in cash, cash equivalents, and restricted cash	(28,992)	(220,510)	(87)%
Cash, cash equivalents, and restricted cash — beginning of period	721,854	714,812	1%
Cash, cash equivalents, and restricted cash — end of period	$692,862	$494,302	40%
Six Months Ended September 30, 2024
Operating activities resulted in a net inflow of $224.7 million, primarily attributable to net income plus equity and liability classified share awards issued, partially offset by cash bonus payments paid in May, 2024. Investing activities resulted in a net outflow of $(71.3) million, primarily attributable to the acquisition of Triago during the three months ended June 30, 2024, and the purchase of investment securities and property and equipment, net. Financing activities resulted in a net outflow of $(200.6) million, primarily attributable to payments made to settle employee tax obligations on share-based awards and dividends paid.
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
Exchange Rate Risk
The exchange rate of the U.S. dollar relative to the currencies in the non-U.S. countries in which we operate may have an effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities and, therefore, be reflected as a change in other comprehensive income, net of tax. Our non-U.S. assets and liabilities that are sensitive to exchange rates consist primarily of trade payables and receivables, work in progress, and cash. For the three months ended September 30, 2024 and 2023, the net impact of the fluctuation of foreign currencies in other comprehensive income within the Consolidated Statements of Comprehensive Income was $31,361 and $(19,883), respectively. For the six months ended September 30, 2024 and 2023, the net impact of the fluctuation of foreign currencies in other comprehensive income within the Consolidated Statements of Comprehensive Income was $28,399 and $(16,909), respectively.

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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of September 30, 2024, we had two foreign currency forward contracts outstanding between the U.S. dollar and the pound sterling with an aggregate notional value of $37.0 million. As of September 30, 2023, we had three foreign currency forward contracts outstanding between the U.S. dollar and the pound sterling with an aggregate notional value of $35.2 million and two foreign currency forward contracts outstanding between the euro and the pound sterling with an aggregate notional value of €9.4 million. The change in fair value of these contracts represented a net gain/(loss) included in Other operating expenses of $2,410 and $(1,217) during the three months ended September 30, 2024 and September 30, 2023, respectively.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during the fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities
The following table summarizes all of the repurchases of Houlihan Lokey, Inc. equity securities during the quarter ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2024 - July 30, 2024 (2)	3,104	$139.74	—	$457,712,992
August 1, 2024 - August 31, 2024 (3)	336	147.05	—	457,712,992
September 1, 2024 - September 30, 2024	—	—	—	457,712,992
Total	3,440	$140.46	—	$457,712,992
(1)The shares of Class A common stock repurchased through this program have been retired. On May 12, 2022, the Company announced that the Company's board of directors had authorized a replacement program to the previous July 2021 share repurchase program, which provides for share repurchases of a new aggregate amount of up to $500 million of the Company's Class A common stock and Class B common stock. This share repurchase program does not expire.
(2)Total Number of Shares Purchased consists of 3,104 unvested shares of Class B common stock at an average price per share of $139.74, which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards.
(3)Total Number of Shares Purchased consists of 336 unvested shares of Class B common stock at an average price per share of $147.05, which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards.

Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a) None.
(b) None.
(c) During the fiscal quarter ended September 30, 2024 no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

10.1	Second Amendment to Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan	8-K	001-37537	10.1	10/28/24
3.1	Second Amended and Restated Certificate of Incorporation of Houlihan Lokey, Inc., dated September 21, 2023.	8-K	001-37537	3.1	9/22/23
3.2	Amended and Restated Bylaws of the Company, dated July 26, 2023.	8-K	001-37537	3.1	8/1/23
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.					*
32.1	Section 1350 Certification of Chief Executive Officer.					**
32.2	Section 1350 Certification of Chief Financial Officer.					**
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104.1	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOULIHAN LOKEY, INC.

Date:	November 5, 2024	/s/ SCOTT J. ADELSON
Scott J. Adelson
Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2024	/s/ J. LINDSEY ALLEY
J. Lindsey Alley
Chief Financial Officer
(Principal Financial and Accounting Officer)