Form 10-Q
period 2024-12-31
HOULIHAN LOKEY, INC.
filed 2025-02-04
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 31, 2025, the registrant had 54,026,364 shares of Class A common stock, $0.001 par value per share, and 16,118,471 shares of Class B common stock, $0.001 par value per share, outstanding.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share data and par value)	December 31, 2024	March 31, 2024
Assets
Cash and cash equivalents	$799,340	$721,235
Restricted cash	1,452	619
Investment securities	103,538	38,005
Accounts receivable, net of allowance for credit losses of $6,922 and $8,767, respectively	166,687	199,630
Unbilled work in progress, net of allowance for credit losses of $13,172 and $6,132, respectively	202,716	192,012
Income taxes receivable	—	32,856
Deferred income taxes	83,428	90,064
Property and equipment, net	140,105	136,701
Operating lease right-of-use assets	355,937	344,024
Goodwill	1,280,304	1,127,497
Other intangible assets, net	222,113	197,439
Other assets	120,142	90,677
Total assets	$3,475,762	$3,170,759

Liabilities and stockholders' equity
Liabilities:
Accrued salaries and bonuses	$719,301	$726,031
Accounts payable and accrued expenses	123,129	114,171
Deferred income	40,500	33,139
Income taxes payable	5,501	—
Deferred income taxes	7,711	7,505
Operating lease liabilities	433,032	415,412
Other liabilities	66,047	37,751
Total liabilities	1,395,221	1,334,009

Commitments and contingencies (Note 17)
Stockholders' equity:
Class A common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 54,015,734 and 52,348,511 shares, respectively	54	52
Class B common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 16,129,101 and 16,746,676 shares, respectively	16	17
Additional paid-in capital	851,854	739,870
Retained earnings	1,314,974	1,163,419
Accumulated other comprehensive loss	(86,357)	(66,608)
Total stockholders' equity	2,080,541	1,836,750
Total liabilities and stockholders' equity	$3,475,762	$3,170,759
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except share and per share data)	2024	2023	2024	2023
Revenues	$634,428	$511,130	$1,722,994	$1,393,948
Operating expenses:
Employee compensation and benefits	390,173	314,345	1,059,641	857,278
Acquisition related compensation and benefits	12,798	9,694	34,083	26,786
Travel, meals, and entertainment	17,942	17,325	50,024	47,494
Rent	22,259	19,002	56,717	55,418
Depreciation and amortization	9,561	6,657	25,861	20,275
Information technology and communications	16,945	15,443	50,889	43,319
Professional fees	11,744	14,853	29,898	35,269
Other operating expenses	16,904	17,271	53,542	47,945
Total operating expenses	498,326	414,590	1,360,655	1,133,784
Operating income	136,102	96,540	362,339	260,164
Other income, net	(9,016)	(6,035)	(18,741)	(12,336)
Income before provision for income taxes	145,118	102,575	381,080	272,500
Provision for income taxes	49,816	31,772	103,289	73,276
Net income	95,302	70,803	277,791	199,224
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(48,148)	25,574	(19,749)	8,665
Comprehensive income attributable to Houlihan Lokey, Inc.	$47,154	$96,377	$258,042	$207,889

Attributable to Houlihan Lokey, Inc. common stockholders:
Weighted average shares of common stock outstanding:
Basic	65,831,122	64,411,668	65,563,605	64,258,216
Fully diluted	68,760,959	67,886,301	68,558,325	67,896,302
Earnings per share (Note 13)
Basic	$1.45	$1.10	$4.24	$3.10
Fully diluted	$1.39	$1.04	$4.05	$2.93

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – October 1, 2024	53,403,939	$53	16,082,738	$16	$735,277	$1,259,950	$(38,209)	$1,957,087
Shares issued	—	—	691,719	1	72,506	—	—	72,507
Stock compensation vesting (Note 14)	—	—	—	—	44,404	—	—	44,404
Dividends	—	—	—	—	—	(40,278)	—	(40,278)
Conversion of Class B to Class A shares	611,795	1	(611,795)	(1)	—	—	—	—
Other shares repurchased/forfeited	—	—	(33,561)	—	(333)	—	—	(333)
Net income	—	—	—	—	—	95,302	—	95,302
Change in unrealized translation	—	—	—	—	—	—	(48,148)	(48,148)
Total comprehensive income	—	—	—	—	—	95,302	(48,148)	47,154
Balances – December 31, 2024	54,015,734	$54	16,129,101	$16	$851,854	$1,314,974	$(86,357)	$2,080,541

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – October 1, 2023	51,565,992	$52	17,427,625	$17	$638,404	$1,087,326	$(79,723)	$1,646,076
Shares issued	—	—	165,834	—	20,955	—	—	20,955
Stock compensation vesting (Note 14)	—	—	—	—	42,735	—	—	42,735
Dividends	—	—	—	—	—	(36,742)	—	(36,742)
Conversion of Class B to Class A shares	461,684	—	(461,684)	—	—	—	—	—
Other shares repurchased/forfeited	—	—	(17,266)	—	(98)	—	—	(98)
Net income	—	—	—	—	—	70,803	—	70,803
Change in unrealized translation	—	—	—	—	—	—	25,574	25,574
Total comprehensive income	—	—	—	—	—	70,803	25,574	96,377
Balances – December 31, 2023	52,027,676	$52	17,114,509	$17	$701,996	$1,121,387	$(54,149)	$1,769,303
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2024	52,348,511	$52	16,746,676	$17	$739,870	$1,163,419	$(66,608)	$1,836,750
Shares issued	91,656	—	1,939,936	2	94,028	—	—	94,030
Stock compensation vesting (Note 14)	—	—	—	—	119,535	—	—	119,535
Dividends	—	—	—	—	—	(126,236)	—	(126,236)
Conversion of Class B to Class A shares	1,570,319	2	(1,570,319)	(2)	—	—	—	—
Shares issued to non-employee directors (Note 14)	5,248	—	—	—	710	—	—	710
Other shares repurchased/forfeited	—	—	(987,192)	(1)	(102,289)	—	—	(102,290)
Net income	—	—	—	—	—	277,791	—	277,791
Change in unrealized translation	—	—	—	—	—	—	(19,749)	(19,749)
Total comprehensive income	—	—	—	—	—	277,791	(19,749)	258,042
Balances – December 31, 2024	54,015,734	$54	16,129,101	$16	$851,854	$1,314,974	$(86,357)	$2,080,541

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2023	50,638,924	$51	18,048,345	$18	$642,970	$1,033,072	$(62,814)	$1,613,297
Shares issued	—	—	1,778,026	1	31,766	—	—	31,767
Stock compensation vesting (Note 14)	—	—	—	—	121,745	—	—	121,745
Dividends	—	—	—	—	—	(110,909)	—	(110,909)
Conversion of Class B to Class A shares	1,621,243	1	(1,621,243)	(1)	—	—	—	—
Shares issued to non-employee directors (Note 14)	6,609	—	—	—	587	—	—	587
Other shares repurchased/forfeited	(239,100)	—	(1,090,619)	(1)	(95,072)	—	—	(95,073)
Net income	—	—	—	—	—	199,224	—	199,224
Change in unrealized translation	—	—	—	—	—	—	8,665	8,665
Total comprehensive income	—	—	—	—	—	199,224	8,665	207,889
Balances – December 31, 2023	52,027,676	$52	17,114,509	$17	$701,996	$1,121,387	$(54,149)	$1,769,303
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended December 31,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$277,791	$199,224
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	6,032	3,661
Provision for bad debts, net	8,608	9,353
Unrealized (gains)/losses on investment securities	(752)	(701)
Non-cash lease expense	27,426	26,528
Depreciation and amortization	25,861	20,275
Contingent consideration valuation	804	(969)
Compensation expense – equity and liability classified share awards (Note 14)	123,982	126,123
Changes in operating assets and liabilities:
Accounts receivable	47,065	26,331
Unbilled work in progress	(17,743)	(63,451)
Other assets	(21,973)	(4,643)
Accrued salaries and bonuses	(6,669)	(191,814)
Accounts payable and accrued expenses and other	(21,276)	(31,379)
Deferred income	2,650	319
Income taxes receivable	38,419	(15,709)
Net cash provided by operating activities	490,225	103,148
Cash flows from investing activities:
Purchases of investment securities	(114,651)	(3,420)
Sales or maturities of investment securities	49,870	6,062
Acquisition of business, net of cash acquired	(68,710)	(3,853)
Purchase of property and equipment, net	(25,218)	(54,507)
Net cash used in investing activities	(158,709)	(55,718)
Cash flows from financing activities:
Dividends paid	(126,700)	(112,900)
Share repurchases	(326)	(24,952)
Payments to settle employee tax obligations on share-based awards	(101,963)	(70,120)
Earnouts paid	(9,706)	(7,053)
Other financing activities	710	587
Net cash used in financing activities	(237,985)	(214,438)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(14,593)	8,101
Net increase/(decrease) in cash, cash equivalents, and restricted cash	78,938	(158,907)
Cash, cash equivalents, and restricted cash – beginning of period	721,854	714,812
Cash, cash equivalents, and restricted cash – end of period	$800,792	$555,905

Supplemental disclosures of non-cash activities:
Shares issued via vesting of liability classified awards	$5,953	$5,176
Shares issued as consideration for acquisition	84,995	19,343
Promissory note issued as consideration for acquisition	351	—
Cash acquired through acquisitions	$3,807	$228
Cash paid during the period:
Interest	$1,108	$319
Taxes, net of refunds	58,832	85,324
Regulatory fines and penalties	—	15,000
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP"), pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"), and include all information and footnotes required for consolidated financial statement presentation. The results of operations for the nine months ended December 31, 2024 are not necessarily indicative of the results of operations to be expected for the fiscal year ending March 31, 2025. The unaudited interim consolidated financial statements and notes to consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (the "2024 Annual Report").
In connection with certain acquisitions, select employees may be entitled to deferred consideration, primarily in the form of retention payments, contingent upon the fulfillment of specific service and/or performance conditions in the future. Accordingly, beginning with the quarter ended September 30, 2024, such deferred consideration is expensed as Acquisition related compensation and benefits in current and future periods. Prior to the quarter ended September 30, 2024, such Acquisition related compensation and benefits were included as a component of Employee compensation and benefits within our Consolidated Statements of Comprehensive Income. Beginning with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, management has deemed it beneficial for stakeholders to separately disclose Acquisition related compensation and benefits and Employee compensation and benefits within our Consolidated Statements of Comprehensive Income. Reclassifications have been made to prior year financial statements to conform to this new presentation. These reclassifications had no impact on net income, stockholders' equity, or cash flows as previously reported.
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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of December 31, 2024, we had one foreign currency forward contract outstanding between the U.S. dollar and the pound sterling with an aggregate notional value of $7,000. As of December 31, 2023, we had one foreign currency forward contract outstanding between the U.S. dollar and the pound sterling with an aggregate notional value of $2,000. The change in fair value of these contracts represented a net gain included in Other operating expenses of $3 and $11 during the three months ended December 31, 2024 and December 31, 2023, respectively.

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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
The carrying value of loans to employees included in Other assets approximates fair value due to the variable interest rate borne by those instruments.

Cash and Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash held at banks and highly liquid investments with original maturities of three months or less. As of December 31, 2024 and March 31, 2024, the Company had cash balances with banks in excess of insured limits. The Company believes it is not exposed to any significant credit risk with respect to Cash and cash equivalents.
The following table provides a reconciliation of Cash and cash equivalents, and Restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	December 31, 2024	March 31, 2024
Cash and cash equivalents	$799,340	$721,235
Restricted cash (1)	1,452	619
Total cash, cash equivalents, and restricted cash	$800,792	$721,854
(1)Restricted cash as of December 31, 2024 and March 31, 2024 consisted of cash deposits in support of two letters of credit for our Frankfurt office. Restricted cash as of December 31, 2024 also included cash held in escrow accounts.

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
Goodwill is reviewed annually during the fourth quarter for impairment and more frequently if potential impairment indicators exist. Goodwill is reviewed for impairment in accordance with ASC Topic 350, Intangibles – Goodwill and Other, as amended by Accounting Standards Update ("ASU") No. 2017-04, Simplifying the Test for Goodwill Impairment, which permits management to perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit is less than its corresponding carrying value. If management determines the reporting unit's fair value is more likely than not less than its carrying value, a quantitative analysis will be performed to compare the fair value of the reporting unit with its corresponding carrying value. If the conclusion of the quantitative analysis is that the fair value is in fact less than the carrying value, management will recognize a goodwill impairment charge for the amount by which the reporting unit’s carrying value exceeds its fair value. Impairment testing of goodwill requires a significant amount of judgment in assessing both qualitative factors and if necessary, quantitative factors used to estimate the fair value of the reporting unit. As of December 31, 2024, management concluded that it was not more likely than not that the Company’s reporting units’ fair value was less than their carrying amount, and no further quantitative impairment testing had been considered necessary.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Indefinite-lived intangible assets are reviewed annually for impairment in accordance with ASU 2012-02, Testing Indefinite-lived Intangible Assets for Impairment, which provides management the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. As of December 31, 2024, management concluded that it was not more likely than not that the fair values were less than the carrying values.

Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group (inclusive of other long-lived assets) be tested for possible impairment, management first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of December 31, 2024, no events or changes in circumstances were identified that indicated that the carrying amount of the finite-lived intangible assets were not recoverable.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
The change in the Company’s contract assets and liabilities during the period primarily reflects the timing difference between the Company’s performance and the customer’s payment. The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	April 1, 2024	Increase/(Decrease)	December 31, 2024
Receivables (1)	$192,952	$(33,678)	$159,274
Unbilled work in progress, net of allowance for credit losses	192,012	10,704	202,716
Contract Assets (1)	6,678	735	7,413
Contract Liabilities (2)	33,139	7,361	40,500
(1)Included within Accounts receivable, net of allowance for credit losses in the December 31, 2024 Consolidated Balance Sheets.
(2)Included within Deferred income in the December 31, 2024 Consolidated Balance Sheets.

During the three and nine months ended December 31, 2024, $3,436 and $18,777 of Revenues, respectively, were recognized that were included in the Deferred income balance at the beginning of the period.

As a practical expedient, the Company does not disclose information about remaining performance obligations pertaining to (i) contracts that have an original expected duration of one year or less, and/or (ii) contracts where the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that is or forms part of a single performance obligation. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material as of December 31, 2024.
Note 4 — Related Party Transactions
The Company provides financial advisory services to certain related parties, and received fees for these services totaling approximately $1,049 and $6,686 for the three months ended December 31, 2024 and 2023, respectively, and $2,470 and $8,223 for the nine months ended December 31, 2024 and 2023, respectively. Accounts receivable and Unbilled work in progress in the accompanying Consolidated Balance Sheets include amounts pertaining to these services of $37 and $7,228 as of December 31, 2024 and March 31, 2024, respectively.
Other assets in the accompanying Consolidated Balance Sheets includes loans receivable from certain employees of $42,703 and $32,937 as of December 31, 2024 and March 31, 2024, respectively.
Note 5 — Fair Value Measurements
The following table presents information about the Company's financial assets, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	December 31, 2024
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$84,926	$—	$84,926
U.S. treasury securities	—	18,065	—	18,065
Certificates of deposit	—	547	—	547
Total assets measured at fair value	$—	$103,538	$—	$103,538

	March 31, 2024
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$21,641	$—	$21,641
U.S. treasury securities	—	15,833	—	15,833
Certificates of deposit	—	531	—	531
Total assets measured at fair value	$—	$38,005	$—	$38,005

The Company had no transfers between fair value levels during the nine months ended December 31, 2024.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 6 — Investment Securities
The amortized cost and gross unrealized gains (losses) of marketable investment securities accounted under the fair value method were as follows:

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$85,055	$155	$(284)	$84,926
U.S. treasury securities	18,312	32	(279)	18,065
Certificates of deposit	547	—	—	547
Total securities with unrealized gains/(losses)	$103,914	$187	$(563)	$103,538

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$22,318	$8	$(685)	$21,641
U.S. treasury securities	16,071	110	(348)	15,833
Certificates of deposit	531	—	—	531
Total securities with unrealized gains/(losses)	$38,920	$118	$(1,033)	$38,005

Scheduled maturities of the debt securities held by the Company included within the investment securities portfolio were as follows:

	December 31, 2024		March 31, 2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$75,418	$75,459	$7,592	$7,566
Due within years two through five	28,496	28,079	31,328	30,439
Total debt within the investment securities portfolio	$103,914	$103,538	$38,920	$38,005
Note 7 — Allowance for Credit Losses
The following table presents information about the Company's allowance for credit losses:

December 31, 2024
Beginning balance	$14,899
Provision for bad debt, net	8,608
Recovery/(write-off) of uncollectible accounts, net	(3,413)
Ending balance	$20,094

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 8 — Property and Equipment
Property and equipment, net of accumulated depreciation consists of the following:

	December 31, 2024	March 31, 2024
Equipment	$10,899	$9,972
Furniture and fixtures	34,798	29,672
Leasehold improvements	148,503	144,996
Computers and software	15,094	12,282
Other	8,090	8,088
Total cost	217,384	205,010
Less: accumulated depreciation	(77,279)	(68,309)
Total net book value	$140,105	$136,701
Additions to property and equipment during the nine months ended December 31, 2024 were primarily related to leasehold improvement costs incurred.
Depreciation expense of $5,495 and $5,097 was recognized for the three months ended December 31, 2024 and 2023, respectively, and $16,187 and $12,000 for the nine months ended December 31, 2024 and 2023, respectively.
Note 9 — Goodwill and Other Intangible Assets
The following table provides a reconciliation of Goodwill and other intangibles, net reported on the Consolidated Balance Sheets.

	Useful Lives	December 31, 2024	March 31, 2024
Goodwill	Indefinite	$1,280,304	$1,127,497
Tradename-Houlihan Lokey	Indefinite	192,210	192,210
Other intangible assets	Varies	133,178	98,897
Total cost		1,605,692	1,418,604
Less: accumulated amortization		(103,275)	(93,668)
Goodwill and other intangibles, net		$1,502,417	$1,324,936

Goodwill attributable to the Company’s business segments is as follows:

	April 1, 2024	Change	December 31, 2024
Corporate Finance (1)	$872,967	$141,109	$1,014,076
Financial Restructuring	162,815	—	162,815
Financial and Valuation Advisory (2)	91,715	11,698	103,413
Goodwill	$1,127,497	$152,807	$1,280,304
(1)Change pertains primarily to the acquisition of Waller Helms Advisors LLC and Triago.
(2)Change pertains to the acquisition of Prytania Solutions Ltd.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Amortization expense of approximately $4,066 and $1,560 was recognized for the three months ended December 31, 2024 and 2023, respectively, and $9,674 and $8,275 for the nine months ended December 31, 2024 and 2023, respectively.

The estimated future amortization for finite-lived intangible assets for each of the next five fiscal years and thereafter are as follows:

Year Ending March 31,
Remainder of 2025	$9,504
2026	13,699
2027	709
2028	709
2029 and thereafter	4,978
Note 10 — Other Liabilities
On August 23, 2019, the Company entered into a syndicated revolving line of credit with Bank of America, N.A. and certain other financial institutions party thereto, which was amended by the First Amendment to Credit Agreement dated as of August 2, 2022 (the "HLI Line of Credit"), which allows for borrowings of up to $100,000 (and, subject to certain conditions, provides the Company with an uncommitted expansion option, which, if exercised in full, would provide for a total credit facility of $200,000) and matures on August 23, 2025 (or if such date is not a business day, the immediately preceding business day). Borrowings under the HLI Line of Credit bear interest at a floating rate, which can be either, at the Company's option, (i) Term Secured Overnight Financing Rate ("SOFR") plus a 0.10% SOFR adjustment plus a 1.00% margin or (ii) base rate, which is the highest of (a) the Federal Funds Rate plus one-half of one percent (0.50%), (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (c) Term SOFR plus a 0.10% SOFR adjustment. Commitment fees apply to unused amounts, and the HLI Line of Credit contains debt covenants which require that the Company maintain certain financial ratios. As of December 31, 2024 and March 31, 2024, no principal was outstanding under the HLI Line of Credit.

In July 2021, the Company acquired Baylor Klein, Ltd (“BK”). Contingent consideration was issued in connection with the acquisition of BK, the remaining liability of which was settled during the three months ended June 30, 2024. The carrying value of the BK contingent consideration was $9,000 as of March 31, 2024.
In December 2023, the Company acquired 7 Mile Advisors, LLC ("7MA"). Total consideration included an unsecured note of $14,500 bearing interest at an annual rate of 2.00% and payable on December 11, 2053. The note was issued by the Company to the former principals and sellers of 7MA (who became employees of the Company). Under certain circumstances, the note will be pre-paid to each seller for Company stock over a three-year period in equal annual installments starting in December 2025. The Company incurred interest expense of $73 and $16 for the three months ended December 31, 2024 and 2023, respectively, and $218 and $16 for the nine months ended December 31, 2024 and 2023, respectively. Contingent consideration was also issued in connection with the acquisition of 7MA, which had a carrying value of $4,000 as of December 31, 2024 and March 31, 2024.
In December 2024, the Company acquired Waller Helms Advisors LLC (“WHA”). Contingent consideration was issued in connection with the acquisition of WHA, which had a carrying value of $30,000 as of December 31, 2024.
Note 11 — Accumulated Other Comprehensive (Loss)
Accumulated other comprehensive (loss) is comprised of Foreign currency translation adjustments of $(48,148) and $25,574 for the three months ended December 31, 2024 and 2023, respectively, and $(19,749) and $8,665 for the nine months ended December 31, 2024 and 2023, respectively.

Accumulated other comprehensive (loss) as of December 31, 2024 was comprised of the following:

Balance, April 1, 2024	$(66,608)
Foreign currency translation adjustment	(19,749)
Balance, December 31, 2024	$(86,357)

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 12 — Income Taxes
The Company’s provision for income taxes was $49,816 and $31,772 for the three months ended December 31, 2024 and 2023, respectively, and $103,289 and $73,276 for the nine months ended December 31, 2024 and 2023, respectively. These represent effective tax rates of 34.3% and 31.0% for the three months ended December 31, 2024 and 2023, respectively, and 27.1% and 26.9% for the nine months ended December 31, 2024 and 2023, respectively.
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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Numerator:
Net income attributable Houlihan Lokey, Inc.	$95,302	$70,803	$277,791	$199,224
Denominator:
Weighted average shares of common stock outstanding — basic	65,831,122	64,411,668	65,563,605	64,258,216
Weighted average number of incremental shares pertaining to unvested restricted stock and issuable in respect of unvested restricted stock units, as calculated using the treasury stock method	2,929,837	3,474,633	2,994,720	3,638,086
Weighted average shares of common stock outstanding — diluted	68,760,959	67,886,301	68,558,325	67,896,302

Basic earnings per share	$1.45	$1.10	$4.24	$3.10
Diluted earnings per share	$1.39	$1.04	$4.05	$2.93
Note 14 — Employee Benefit Plans
Defined Contribution Plans
The Company sponsors a 401(k) defined contribution savings plan for its domestic employees and defined contribution retirement plans for its international employees. The Company contributed approximately $3,352 and $3,471 to these plans during the three months ended December 31, 2024 and 2023, respectively, and $9,758 and $9,583 during the nine months ended December 31, 2024 and 2023, respectively.
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
No excess tax benefit was recognized during the three months ended December 31, 2024 and 2023. An excess tax benefit of $21,921 and $7,299 was recognized during the nine months ended December 31, 2024 and 2023, respectively, as a component of the provision for income taxes and an operating activity on the Consolidated Statements of Cash Flows. The excess tax benefits recognized during the nine months ended December 31, 2024 and 2023 were related to shares vested in May 2024 and May 2023, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
The share awards are classified as equity awards at the time of grant unless the number of shares granted is unknown. Awards that are settleable in shares based upon a future determinable stock price are classified as liabilities until the price is established and the resulting number of shares is known, at which time they are re-classified from liabilities to equity awards. Activity in equity-classified share awards which relate to the 2016 Incentive Plan during the nine months ended December 31, 2024 and 2023 was as follows:

Unvested Share Awards	Shares	Weighted Average Grant Date Fair Value
Balance, April 1, 2024	4,519,024	$83.37
Granted	975,043	136.04
Vested	(1,619,144)	80.49
Forfeited/Repurchased	(208,753)	90.69
Balance, December 31, 2024	3,666,170	$98.24

Balance, April 1, 2023	5,281,779	$79.57
Granted	1,244,902	87.60
Vested	(1,639,703)	74.21
Forfeited/Repurchased	(321,337)	84.21
Balance, December 31, 2023	4,565,641	$83.36
Activity in liability-classified share awards during the nine months ended December 31, 2024 and 2023 was as follows:

Awards Settleable in Shares	Fair Value
Balance, April 1, 2024	$17,184
Offer to grant	1,198
Share price determined-converted to cash payments	(5)
Share price determined-transferred to equity grants	(3,896)
Forfeited	(3,128)
Balance, December 31, 2024	$11,353

Balance, April 1, 2023	$11,971
Offer to grant	9,094
Share price determined-converted to cash payments	(3)
Share price determined-transferred to equity grants	(6,172)
Forfeited	—
Balance, December 31, 2023	$14,890

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Activity in Restricted Stock Unit awards during the nine months ended December 31, 2024 and 2023 was as follows:

Restricted Stock Units	RSUs	Weighted Average Grant Date Fair Value
RSUs as of April 1, 2024	843,730	$95.09
Issued	68,601	134.08
Forfeitures	(27,056)	94.81
Vested	(273,210)	94.75
RSUs as of December 31, 2024	612,065	$99.63

RSUs as of April 1, 2023	1,050,646	$95.46
Issued	94,286	87.60
Forfeitures	(32,682)	90.82
Vested	(266,883)	94.38
RSUs as of December 31, 2023	845,367	$95.09

Compensation expenses for the Company associated with both equity-classified and liability-classified awards totaled $45,586 and $43,974 for the three months ended December 31, 2024 and 2023, respectively, and $123,982 and $126,123 for the nine months ended December 31, 2024 and 2023, respectively.

As of December 31, 2024 and 2023, there was $421,133 and $460,973, respectively, of total unrecognized compensation cost related to unvested share awards granted under the 2016 Incentive Plan. These costs are recognized over a weighted average period of 1.2 years and 3.2 years, as of December 31, 2024 and 2023, respectively.

On October 24, 2024, our board of directors approved an amendment (the “Amendment”) to the 2016 Incentive Plan reducing the number of shares of common stock available for issuance under the 2016 Incentive Plan. Under the Amendment, the aggregate number of shares of common stock that are available for issuance under awards granted pursuant to the 2016 Incentive Plan on or after October 24, 2024 is equal to 8.0 million.

In addition, the number of shares available for issuance will be increased on April 1, 2025 by an amount equal to the lowest of:

•6,540,659 shares of our Class A common stock and Class B common stock;
•Six percent of the shares of Class A common stock and Class B common stock outstanding on March 31, 2025, assuming the conversion of any shares of preferred stock, and including shares issuable upon the exercise or payment of stock options, warrants and other equity securities with respect to which shares have not actually been issued; and
•such smaller number of shares as determined by our board of directors, which may be issued as shares of Class A common stock or shares of Class B common stock, as determined by the Administrator in its sole discretion and to the extent such class of common stock exists from time to time.
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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Class A Common Stock
During the three months ended December 31, 2024 and 2023, there were no shares issued to non-employee directors and 611,795 and 461,684 shares were converted from Class B to Class A, respectively. During the nine months ended December 31, 2024 and 2023, 5,248 and 6,609 shares were issued to non-employee directors, respectively, and 1,570,319 and 1,621,243 shares were converted from Class B to Class A, respectively.

As of December 31, 2024, there were 53,946,551 Class A shares held by the public and 69,183 Class A shares held by non-employee directors. As of December 31, 2023, there were 51,962,741 Class A shares held by the public and 64,935 Class A shares held by non-employee directors.

Class B Common Stock
As of December 31, 2024 and 2023, there were 16,129,101 and 17,114,509 Class B shares held by the HL Voting Trust, respectively.

Dividends
Previously declared dividends related to unvested shares of $20,383 and $20,110 were unpaid as of December 31, 2024 and 2023, respectively.

Share Repurchases
In April 2022, the board of directors authorized an increase to the existing July 2021 share repurchase program, which provides for share repurchases of a new aggregate amount of up to $500,000 of the Company's Class A common stock and Class B common stock. As of December 31, 2024, shares with a value of $457,713 remained available for purchase under the program.

During the three months ended December 31, 2024 and 2023, the Company repurchased 1,177 and 884 shares, respectively, of Class B common stock, to satisfy $247 and $95, respectively, of required withholding taxes in connection with the vesting of restricted awards. During the three months ended December 31, 2024 and 2023, there were no regular share repurchases made under the existing share repurchase program.

During the nine months ended December 31, 2024 and 2023, the Company repurchased 676,572 and 767,716 shares, respectively, of Class B common stock, to satisfy $101,963 and $70,120 of required withholding taxes in connection with the vesting of restricted awards, respectively. During the nine months ended December 31, 2024, there were no regular share repurchases made under the existing share repurchase program. During the nine months ended December 31, 2023, the Company repurchased 239,100 shares of its outstanding Class A common stock at a weighted average price of $104.36 per share, excluding commissions, for an aggregate purchase price of $24,952.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 16 — Leases
Lessee Arrangements
Operating Leases
We lease real estate and equipment used in operations from third parties. As of December 31, 2024, the remaining term of our operating leases ranged from 1 to 15 years with various automatic extensions.
The following table outlines the maturity of our existing operating lease liabilities on a fiscal year-end basis as of December 31, 2024.

Maturity of Operating Leases

Operating Leases
Remaining 2025	$7,326
2026	53,950
2027	53,717
2028	54,513
2029	55,087
Thereafter	352,098
Total	576,691
Less: present value discount	(143,659)
Operating lease liabilities	$433,032

As of December 31, 2024, the Company has entered into an operating lease for additional office space that has not yet commenced for approximately $4,400. This operating lease will commence during fiscal year 2026 with a lease term of 5 years.
Lease costs

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Operating lease expense	$17,709	$15,312	$44,199	$41,120
Variable lease expense (1)	5,288	4,070	14,499	14,783
Short-term lease expense	79	42	179	150
Less: Sublease income	(817)	(422)	(2,160)	(635)
Total lease costs	$22,259	$19,002	$56,717	$55,418
(1)Primarily consists of payments for property taxes, common area maintenance and usage based operating costs.
Weighted-average details

	December 31,
	2024	2023
Weighted-average remaining lease term (years)	11	12
Weighted-average discount rate	5.4%	5.2%

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Supplemental cash flow information related to leases:

	Nine Months Ended December 31,
	2024	2023
Operating cash flows:
Cash paid for amounts included in the measurement of Operating lease liabilities	$43,436	$25,657

Non-cash activity:
Operating lease right-of-use assets obtained in exchange of Operating lease liabilities	$39,142	$19,514
Change in Operating lease right-of-use assets due to remeasurement	(4,964)	26,211
Note 17 — Commitments and Contingencies
The Company has been named in various legal actions arising in the normal course of business. In the opinion of the Company, in consultation with legal counsel, the final resolutions of these matters are not expected to have a material adverse effect on the Company’s financial condition, operations and cash flows.
The Company also provides routine indemnifications relating to certain real estate (office) lease agreements under which it may be required to indemnify property owners for claims and other liabilities arising from the Company’s use of the applicable premises. In addition, the Company guarantees the performance of its subsidiaries under certain office lease agreements. The terms of these obligations vary, and because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the maximum amount that it could be obligated to pay under such contracts. Based on historical experience and evaluation of specific indemnities, management believes that judgments, if any, against the Company related to such matters are not likely to have a material effect on the consolidated financial statements. Accordingly, the Company has not recorded any liability for these obligations as of December 31, 2024 or March 31, 2024.
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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Revenues by segment
Corporate Finance	$421,602	$310,512	$1,114,047	$819,247
Financial Restructuring	130,942	128,565	379,932	366,603
Financial and Valuation Advisory	81,884	72,053	229,015	208,098
Revenues	$634,428	$511,130	$1,722,994	$1,393,948

Segment profit (1)
Corporate Finance	$131,552	$93,254	$341,629	$245,393
Financial Restructuring	44,212	43,284	144,280	119,377
Financial and Valuation Advisory	23,337	14,332	60,367	48,824
Total segment profit	199,101	150,870	546,276	413,594
Corporate expenses (2)	62,999	54,330	183,937	153,430
Other income, net	(9,016)	(6,035)	(18,741)	(12,336)
Income before provision for income taxes	$145,118	$102,575	$381,080	$272,500
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

	December 31, 2024	March 31, 2024
Assets by segment
Corporate Finance	$1,272,204	$1,147,432
Financial Restructuring	194,729	192,185
Financial and Valuation Advisory	195,967	170,627
Total segment assets	1,662,900	1,510,244
Corporate assets	1,812,862	1,660,515
Total assets	$3,475,762	$3,170,759

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Income before provision for income taxes by geography
United States	$99,998	$68,944	$251,562	$182,626
International	45,120	33,631	129,518	89,874
Income before provision for income taxes	$145,118	$102,575	$381,080	$272,500

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Revenues by geography
United States	$429,620	$356,570	$1,231,500	$1,013,264
International	204,808	154,560	491,494	380,684
Revenues	$634,428	$511,130	$1,722,994	$1,393,948

	December 31, 2024	March 31, 2024
Assets by geography
United States	$1,476,782	$1,957,454
International	1,998,980	1,213,305
Total assets	$3,475,762	$3,170,759
Note 19 — Subsequent Events
On January 23, 2025, the Company's board of directors declared a quarterly cash dividend of $0.57 per share of Class A and Class B common stock, payable on March 15, 2025, to shareholders of record on March 3, 2025.

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

Results of Consolidated Operations
The following is a discussion of our results of operations for the three and nine months ended December 31, 2024 and 2023. For a more detailed discussion of the factors that affected the revenues and the operating expenses of our CF, FR, and FVA business segments in these periods, see Part I, Item 2 of this Form 10-Q under the heading “Business Segments” below.

	Three Months Ended December 31,			Nine Months Ended December 31,
($ in thousands)	2024	2023	Change	2024	2023	Change
Revenues	$634,428	$511,130	24%	$1,722,994	$1,393,948	24%
Operating expenses:
Employee compensation and benefits	402,971	324,039	24%	1,093,724	884,064	24%
Non-compensation	95,355	90,551	5%	266,931	249,720	7%
Total operating expenses	498,326	414,590	20%	1,360,655	1,133,784	20%
Operating income	136,102	96,540	41%	362,339	260,164	39%
Other income, net	(9,016)	(6,035)	49%	(18,741)	(12,336)	52%
Income before provision for income taxes	145,118	102,575	41%	381,080	272,500	40%
Provision for income taxes	49,816	31,772	57%	103,289	73,276	41%
Net income attributable to Houlihan Lokey, Inc.	$95,302	$70,803	35%	$277,791	$199,224	39%
Three Months Ended December 31, 2024 versus December 31, 2023
Revenues were $634.4 million for the three months ended December 31, 2024, compared with $511.1 million for the three months ended December 31, 2023, representing an increase of 24%.

Operating expenses were $498.3 million for the three months ended December 31, 2024, compared with $414.6 million for the three months ended December 31, 2023, representing an increase of 20%. Employee compensation and benefits expense, as a component of operating expenses, was $403.0 million for the three months ended December 31, 2024, compared with $324.0 million for the three months ended December 31, 2023, representing an increase of 24%. The increase in employee compensation and benefits expense was primarily a result of an increase in revenues for the quarter when compared with the same quarter last year. The Compensation Ratio was 63.5% for the three months ended December 31, 2024, compared with 63.4% for the three months ended December 31, 2023. Non-compensation expense, as a component of operating expenses, was $95.4 million for the three months ended December 31, 2024, compared with $90.6 million for the three months ended December 31, 2023, representing an increase of 5%. The increase in non-compensation expense was primarily a result of an increase in rent expense and depreciation and amortization for the quarter when compared with the same quarter last year, partially offset by a decrease in professional fees.

Other income, net was $(9.0) million for the three months ended December 31, 2024, compared with $(6.0) million for the three months ended December 31, 2023. Other income, net increased primarily due to a net increase in interest income.

The provision for income taxes for the three months ended December 31, 2024 was $49.8 million, which reflected an effective tax rate of 34.3%. The provision for income taxes for the three months ended December 31, 2023 was $31.8 million which reflected an effective tax rate of 31.0%. The increase in the Company’s tax rate was primarily a result of increased state taxes and non-deductible expenses.

Nine Months Ended December 31, 2024 versus December 31, 2023

Revenues were $1.72 billion for the nine months ended December 31, 2024, compared with $1.39 billion for the nine months ended December 31, 2023, representing an increase of 24%.

Operating expenses were $1.36 billion for the nine months ended December 31, 2024, compared with $1.13 billion for the nine months ended December 31, 2023, an increase of 20%. Employee compensation and benefits expense, as a component of operating expenses, was $1.09 billion for the nine months ended December 31, 2024, compared with $884.1 million for the nine months ended December 31, 2023, an increase of 24%. The increase in employee compensation and benefits expense was primarily a result of higher revenues when compared with the same period last year. The Compensation Ratio was 63.5% for the nine months ended December 31, 2024, compared with 63.4% for the nine months ended December 31, 2023. Non-compensation expense, as a component of operating expenses, was $266.9 million for the nine months ended December 31, 2024, compared with $249.7 million for the nine months ended December 31, 2023, representing an increase of 7%. The increase in non-compensation expense was primarily a result of an increase in information technology and communication expenses, other operating expenses, and depreciation and amortization when compared with the same period last year, partially offset by a decrease in professional fees.

Other income, net was $(18.7) million for the nine months ended December 31, 2024, compared with $(12.3) million for the nine months ended December 31, 2023. Other income, net increased primarily due to a net increase in interest income.

The provision for income taxes for the nine months ended December 31, 2024 was $103.3 million, which reflected an effective tax rate of 27.1%. The provision for income taxes for the nine months ended December 31, 2023 was $73.3 million, which reflected an effective tax rate of 26.9%.

Business Segments
The following table presents revenues, expenses and contributions from our continuing operations by business segment. The revenues by segment represent each segment’s revenues, and the profit by segment represents profit for each segment before corporate expenses, other income, net, and income taxes.

	Three Months Ended December 31,			Nine Months Ended December 31,
($ in thousands)	2024	2023	Change	2024	2023	Change
Revenues by segment
Corporate Finance	$421,602	$310,512	36%	$1,114,047	$819,247	36%
Financial Restructuring	130,942	128,565	2%	379,932	366,603	4%
Financial and Valuation Advisory	81,884	72,053	14%	229,015	208,098	10%
Revenues	$634,428	$511,130	24%	$1,722,994	$1,393,948	24%

Segment profit (1)
Corporate Finance	$131,552	$93,254	41%	$341,629	$245,393	39%
Financial Restructuring	44,212	43,284	2%	144,280	119,377	21%
Financial and Valuation Advisory	23,337	14,332	63%	60,367	48,824	24%
Total segment profit	199,101	150,870	32%	546,276	413,594	32%
Corporate expenses (2)	62,999	54,330	16%	183,937	153,430	20%
Other income, net	(9,016)	(6,035)	49%	(18,741)	(12,336)	52%
Income before provision for income taxes	$145,118	$102,575	41%	$381,080	$272,500	40%

Segment metrics
Number of Managing Directors
Corporate Finance	238	219	9%	238	219	9%
Financial Restructuring	57	52	10%	57	52	10%
Financial and Valuation Advisory	42	41	2%	42	41	2%
Number of closed transactions/Fee Events (3)
Corporate Finance	170	117	45%	417	329	27%
Financial Restructuring	41	30	37%	107	91	18%
Financial and Valuation Advisory	1,005	926	9%	1,804	1,704	6%
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
Corporate Finance
Three Months Ended December 31, 2024 versus December 31, 2023

Revenues for CF were $421.6 million for the three months ended December 31, 2024, compared with $310.5 million for the three months ended December 31, 2023, representing an increase of 36%. Revenues increased due to an increase in the number of closed transactions during the quarter, which was driven by favorable market conditions for M&A and capital markets transactions when compared to the same quarter last year. This increase was partially offset by a decrease in the average transaction fee on closed transactions, which was driven by transaction mix, and does not represent a trend in the average transaction fee on closed transactions.

Segment profit for CF was $131.6 million for the three months ended December 31, 2024, compared with $93.3 million for the three months ended December 31, 2023, an increase of 41%. Profitability increased primarily as a result of an increase in revenues and lower non-compensation expenses as a percentage of revenues when compared to the same quarter last year.

Nine Months Ended December 31, 2024 versus December 31, 2023
Revenues for CF were $1.11 billion for the nine months ended December 31, 2024, compared with $819.2 million for the nine months ended December 31, 2023, representing an increase of 36%. Revenues increased primarily due to an increase in the number of closed transactions during the period, driven by favorable market conditions for M&A and capital markets transactions.

Segment profit for CF was $341.6 million for the nine months ended December 31, 2024, compared with $245.4 million for the nine months ended December 31, 2023, an increase of 39%. Profitability increased primarily as a result of an increase in revenues and lower non-compensation expenses as a percentage of revenues when compared to the same period last year.
Financial Restructuring
Three Months Ended December 31, 2024 versus December 31, 2023

Revenues for FR were $130.9 million for the three months ended December 31, 2024, compared with $128.6 million for the three months ended December 31, 2023, representing an increase of 2%. Revenues increased primarily due to an increase in the number of closed transactions during the quarter, which was driven by favorable market conditions for restructuring transactions when compared to the same quarter last year. This increase was partially offset by a decrease in the average transaction fee on closed transactions, which was driven by transaction mix, and does not represent a trend in the average transaction fee on closed transactions.

Segment profit for FR was $44.2 million for the three months ended December 31, 2024, compared with $43.3 million for the three months ended December 31, 2023, an increase of 2%. Profitability increased primarily as a result of an increase in revenues when compared to the same quarter last year.
Nine Months Ended December 31, 2024 versus December 31, 2023
Revenues for FR were $379.9 million for the nine months ended December 31, 2024, compared with $366.6 million for the nine months ended December 31, 2023, representing an increase of 4%. The increase in revenues was a result of an increase in the number of closed transactions, which was driven by favorable market conditions for restructuring transactions when compared to the same period last year. This increase was partially offset by a decrease in the average transaction fee on closed transactions, which was driven by transaction mix, and does not represent a trend in the average transaction fee on closed transactions.

Segment profit for FR was $144.3 million for the nine months ended December 31, 2024, compared with $119.4 million for the nine months ended December 31, 2023, an increase of 21%. Profitability increased primarily as a result of lower compensation expenses and higher revenues when compared to the same period last year.
Financial and Valuation Advisory
Three Months Ended December 31, 2024 versus December 31, 2023

Revenues for FVA were $81.9 million for the three months ended December 31, 2024, compared with $72.1 million for the three months ended December 31, 2023, representing an increase of 14%. Revenues increased due to an increase in the number of Fee Events and an increase in the average fee per Fee Event, driven by improvements in the M&A markets, which impacted one or more of the service lines within our FVA business.

Segment profit for FVA was $23.3 million for the three months ended December 31, 2024, compared with $14.3 million for the three months ended December 31, 2023, an increase of 63%. Profitability increased primarily as a result of an increase in revenues and lower compensation and non-compensation expenses as a percentage of revenues when compared to the same quarter last year.
Nine Months Ended December 31, 2024 versus December 31, 2023
Revenues for FVA were $229.0 million for the nine months ended December 31, 2024, compared with $208.1 million for the nine months ended December 31, 2023, representing an increase of 10%. The increase in revenues was primarily due to an increase in the number of Fee Events, driven by improvements in the M&A markets, which impacted one or more of the service lines within our FVA business.

Segment profit for FVA was $60.4 million for the nine months ended December 31, 2024, compared with $48.8 million for the nine months ended December 31, 2023, an increase of 24%. Profitability increased primarily as a result of increased revenues and a decrease in non-compensation expenses when compared to the same period last year.

Corporate Expenses
Three Months Ended December 31, 2024 versus December 31, 2023

Corporate expenses were $63.0 million for the three months ended December 31, 2024, compared with $54.3 million for the three months ended December 31, 2023. This 16% increase was driven primarily by increased compensation expense, partially offset by a reduction in other operating expense when compared to the same quarter last year.
Nine Months Ended December 31, 2024 versus December 31, 2023
Corporate expenses were $183.9 million for the nine months ended December 31, 2024, compared with $153.4 million for the nine months ended December 31, 2023. This 20% increase was driven primarily by increased compensation expense, partially offset by a reduction in professional fees when compared to the same period last year.

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

Our cash and cash equivalents include cash held at banks. We maintain moderate levels of cash on hand in support of regulatory requirements for our registered broker-dealer. As of December 31, 2024 and March 31, 2024, we had $571.7 million and $545.0 million of cash in foreign subsidiaries, respectively. Our excess cash may be invested from time to time in short-term investments, including treasury securities, commercial paper, certificates of deposit, and investment grade corporate and government debt securities. Please refer to Note 6 for further detail.

As of December 31, 2024 and March 31, 2024, our restricted cash, cash and cash equivalents, and investment securities were as follows:

(In thousands)	December 31, 2024	March 31, 2024
Cash and cash equivalents	$799,340	$721,235
Investment securities	103,538	38,005
Total unrestricted cash and cash equivalents, including investment securities	902,878	759,240
Restricted cash (1)	1,452	619
Total cash, cash equivalents, and restricted cash, including investment securities	$904,330	$759,859
(1)Restricted cash as of December 31, 2024 and March 31, 2024 consisted of cash deposits in support of two letters of credit for our Frankfurt office. Restricted cash as of December 31, 2024 also included cash held in escrow accounts.

Our liquidity is highly dependent upon cash receipts from clients that are generally dependent upon the successful completion of transactions, as well as the timing of receivables collections, which typically occur within 60 days of billing. As of December 31, 2024, accounts receivable, net of credit losses was $166.7 million. As of December 31, 2024, unbilled work in progress, net of credit losses was $202.7 million.

On August 23, 2019, the Company entered into a syndicated revolving line of credit with the Bank of America, N.A. and certain other financial institutions party thereto, which was amended by a First Amendment to Credit Agreement dated as of August 2, 2022 (the "HLI Line of Credit"), which allows for borrowings of up to $100 million (and, subject to certain conditions, provides the Company with an uncommitted expansion option, which, if exercised in full, would provide for a total credit facility of $200 million), and matures on August 23, 2025 (or if such date is not a business day, the immediately preceding business day). Borrowings under the HLI Line of Credit bear interest at a floating rate, which can be either, at the Company’s option, (i) Term Secured Overnight Financing Rate (“SOFR”) plus a 0.10% SOFR adjustment plus a 1.00% margin or (ii) base rate, which is the highest of (a) the Federal Funds Rate plus one-half of one percent (0.50%), (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (c) Term SOFR plus a 0.10% SOFR adjustment. Commitment fees apply to unused amounts, and the HLI Line of Credit contains debt covenants which require that the Company maintain certain financial ratios. The loan agreement requires compliance with certain loan covenants including but not limited to the maintenance of minimum consolidated earnings before interest, taxes, depreciation and amortization of no less than $150 million as of the end of any quarterly 12-month period and certain leverage ratios including a consolidated leverage ratio of less than 2.00 to 1.00. As of December 31, 2024, we were, and expect to continue to be, in compliance with such covenants. As of December 31, 2024 and March 31, 2024, no principal was outstanding under the HLI Line of Credit.

The majority of the Company's payment obligations and commitments pertain to routine operating leases. The Company also has various obligations relating to notes payable and contingent consideration issued in connection with businesses previously acquired (see Note 10 included in Part I, Item 1 of this Form 10-Q).

In connection with certain acquisitions, certain employees may be entitled to deferred consideration, primarily in the form of retention payments, should certain service and/or performance conditions be met in the future. As a result of these conditions, such deferred consideration would be expensed as compensation in current and future periods and has been accrued as liabilities on the Consolidated Balance Sheets as of December 31, 2024 and March 31, 2024.

Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of our incentive compensation during the first and third quarters of each fiscal year. A summary of our operating, investing, and financing cash flows is as follows:

	Nine Months Ended December 31,
(In thousands)	2024	2023	Change
Operating activities:
Net income	$277,791	$199,224	39%
Non-cash charges	191,961	184,270	4%
Other operating activities	20,473	(280,346)	(107)%
Net cash provided by operating activities	490,225	103,148	375%
Net cash used in investing activities	(158,709)	(55,718)	185%
Net cash used in financing activities	(237,985)	(214,438)	11%
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(14,593)	8,101	(280)%
Net increase/(decrease) in cash, cash equivalents, and restricted cash	78,938	(158,907)	(150)%
Cash, cash equivalents, and restricted cash — beginning of period	721,854	714,812	1%
Cash, cash equivalents, and restricted cash — end of period	$800,792	$555,905	44%
Nine Months Ended December 31, 2024
Operating activities resulted in a net inflow of $490.2 million, primarily attributable to net income plus equity and liability classified share awards issued, partially offset by cash bonus payments paid in May 2024. Investing activities resulted in a net outflow of $(158.7) million, primarily attributable to the purchase of investment securities and several acquisitions closing during the nine months ended December 31, 2024. Financing activities resulted in a net outflow of $(238.0) million, primarily attributable to dividends paid and payments made to settle employee tax obligations on share-based awards.
Nine Months Ended December 31, 2023
Operating activities resulted in a net inflow of $103.1 million, primarily attributable to net income plus equity and liability classified share awards issued, offset by cash bonus payments paid in May 2023. Investing activities resulted in a net outflow of $(55.7) million, primarily attributable to purchases of property and equipment, net. Financing activities resulted in a net outflow of $(214.4) million, primarily attributable to dividends paid and payments made to settle employee tax obligations on share-based awards.
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
Exchange Rate Risk
The exchange rate of the U.S. dollar relative to the currencies in the non-U.S. countries in which we operate may have an effect on the reported value of our non-U.S. dollar denominated or based assets and liabilities and, therefore, be reflected as a change in other comprehensive income, net of tax. Our non-U.S. assets and liabilities that are sensitive to exchange rates consist primarily of trade payables and receivables, work in progress, and cash. For the three months ended December 31, 2024 and 2023, the net impact of the fluctuation of foreign currencies in other comprehensive income within the Consolidated Statements of Comprehensive Income was $(48.1) million and $25.6 million, respectively. For the nine months ended December 31, 2024 and 2023, the net impact of the fluctuation of foreign currencies in other comprehensive income within the Consolidated Statements of Comprehensive Income was $(19.7) million and $8.7 million, respectively.

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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of December 31, 2024, we had one foreign currency forward contract outstanding between the U.S. dollar and the pound sterling with an aggregate notional value of $7.0 million. As of December 31, 2023, we had one foreign currency forward contract outstanding between the U.S. dollar and the pound sterling with an aggregate notional value of $2.0 million. The change in fair value of these contracts represented a net gain included in Other operating expenses of $3,423 and $11,272 during the three months ended December 31, 2024 and December 31, 2023, respectively.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during the fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On October 29, 2024, the Company issued 15,550 shares of Class B common stock to certain former employees of a business acquired in 2024, 10,144 shares of which are subject to certain repurchase rights in favor of the Company. The Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering and received no proceeds in connection with this issuance.
On December 5, 2024, the Company issued 635,834 shares of Class B common stock to certain former employees of a business acquired in 2024, 249,406 shares of which are subject to certain repurchase rights in favor of the Company. The Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering and received no proceeds in connection with this issuance.
On December 11, 2024, the Company issued 4,278 shares of Class B common stock to certain former employees of a business acquired in 2023. The Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering and received no proceeds in connection with this issuance.
Purchases of Equity Securities
The following table summarizes all of the repurchases of Houlihan Lokey, Inc. equity securities during the quarter ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2024 - October 31, 2024 (2)	2,756	$165.05	—	$457,712,992
November 1, 2024 - November 30, 2024	—	—	—	457,712,992
December 1, 2024 - December 31, 2024 (3)	16	177.96	—	457,712,992
Total	2,772	$165.13	—	$457,712,992
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
(2)Total Number of Shares Purchased consists of 2,756 unvested shares of Class B common stock at an average price per share of $165.05, which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards.
(3)Total Number of Shares Purchased consists of 16 unvested shares of Class B common stock at an average price per share of $177.96, which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(a) None.
(b) None.
(c) On November 18, 2024, Christopher Crain, the Company's General Counsel and Secretary, entered into a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) that provides for the sale of 2,000 shares of Class A common stock issuable upon the vesting of certain restricted stock awards. The plan will expire April 30, 2026, subject to early termination for certain specified events as set forth in the plan.

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

HOULIHAN LOKEY, INC.

Date:	February 4, 2025	/s/ SCOTT J. ADELSON
Scott J. Adelson
Chief Executive Officer
(Principal Executive Officer)

Date:	February 4, 2025	/s/ J. LINDSEY ALLEY
J. Lindsey Alley
Chief Financial Officer
(Principal Financial and Accounting Officer)