Form 10-K
period 2025-03-31
HOULIHAN LOKEY, INC.
filed 2025-05-15
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.        ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No   ☒
As of September 30, 2024, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $8.43 billion.
As of May 12, 2025, the registrant had 53,789,857 shares of Class A common stock, $0.001 par value per share, and 16,003,904 shares of Class B common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2025 annual meeting of stockholders, which the Registrant anticipates will be filed no later than 120 days after the end of its fiscal year, are incorporated by reference in Part III of this Form 10‑K.

Auditor Name:    KPMG LLP        Auditor Location: Los Angeles, California            Auditor Firm ID: 185

HOULIHAN LOKEY, INC. AND SUBSIDIARIES

PART I

Unless the context otherwise requires, as used in this Annual Report on Form 10-K (“Form 10-K”), the terms the “Company,” “Houlihan Lokey, Inc.,” “Houlihan Lokey,” “HL,” “our firm,” “we,” “us” and “our” refer to Houlihan Lokey, Inc., a Delaware corporation, and, in each case, unless otherwise stated, all of its subsidiaries. We use the term “HL Holders” to refer to our current and former employees and members of our management who hold our Class B common stock through the Houlihan Lokey Voting Trust (the “HL Voting Trust”). Our fiscal year ends on March 31. Accordingly, references to fiscal 2025, fiscal 2024, and fiscal 2023 are to our fiscal years ended March 31, 2025, 2024, and 2023, respectively. However, references in this Form 10-K to years are to calendar years unless otherwise noted.
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
•changing market conditions;
•reputational risk;
•the volatility of our revenue and profits on a quarterly basis;
•risks associated with our acquisitions (including integration) and strategic investments;
•the impact of U.S. fiscal, monetary, and/or trade policies on transaction volumes and, consequently, our revenue
•strong competition from other financial advisory and investment banking firms;
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
Item 1.    Business
Established in 1972, Houlihan Lokey, Inc. is a leading global independent investment bank with expertise in mergers and acquisitions (“M&A”), capital markets, financial restructurings and liability management, and financial and valuation advisory. Through our offices in the Americas, Europe, Asia, Australia, and the Middle East, we serve a diverse set of clients worldwide, including corporations, financial sponsors and government agencies. We provide our financial professionals with an integrated platform that enables them to deliver meaningful and differentiated advice to our clients. We advise our clients on critical strategic and financial decisions, employing a rigorous analytical approach coupled with deep product and industry expertise. We market our services through our product areas, our industry groups and our Financial Sponsors group, serving our clients in three primary business practices: Corporate Finance (“CF”), encompassing M&A and Capital Solutions, Financial Restructuring (“FR”), including restructurings both out-of-court and in formal bankruptcy or insolvency proceedings, and Financial and Valuation Advisory (“FVA”), including financial opinions and a variety of valuation and financial consulting services.
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
As of March 31, 2025, we had a team of 1,893 financial professionals across 35 offices globally, serving more than 2,000 clients annually over the past several years, ranging from closely held companies to Fortune Global 500 corporations. Information on our segments is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

Corporate Finance
As of March 31, 2025, we had 240 CF Managing Directors utilizing a collaborative, interdisciplinary approach to provide our clients with extensive industry and product expertise and global reach in a wide variety of M&A and capital markets transactions. We compete with boutique firms focused on particular industries or geographies as well as other global independent investment banks and bulge-bracket firms. A majority of our engagements relate to mid-cap transactions, which we believe is an attractive segment that is underserved by bulge-bracket investment banks. We believe that our deep sector expertise, significant senior banker involvement and attention, strong financial sponsor relationships and global platform provide a compelling value for our clients, engendering long-term relationships and providing a competitive advantage against our peers in this segment of the market.
We believe that, through our industry groups, we have a meaningful presence in every major industry segment, including: business services; consumer; energy; financial services; fintech; healthcare; industrials; real estate, lodging and leisure; and technology. We continue to expand and deepen our specialized industry capabilities through a combination of internal promotion, external hires and acquisitions. While the majority of our engagements are in the United States, we continue to enhance our presence in other geographies, including Europe, Asia, South America, Australia and the Middle East, and we believe there will be continued opportunities to grow in regions outside the United States.

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

Capital Solutions: We provide global financing solutions and capital-raising advisory services for a broad range of corporate and private equity clients across most industry sectors, from large, publicly-held, multinational corporations to financial sponsors to privately-held companies founded and run by entrepreneurs.

Our Capital Solutions professionals leverage a wide array of longstanding, senior-level lender and investor relationships, including with traditional and non-traditional direct capital providers (such as institutional credit funds, commercial finance companies, business development companies, insurance companies, pension funds, mutual funds, global asset managers, special situations investors and structured equity providers). As the traditional syndicated capital markets have become increasingly complex and more regulated, the private capital markets have developed to provide an alternative source of flexible capital that can be tailored to meet clients’ needs.

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

Financial Restructuring
As of March 31, 2025, we had 57 FR Managing Directors working around the globe, which we believe constitutes one of the largest restructuring groups in the investment banking industry. Our FR group has earned a reputation for being the advisor of choice for many of the largest and most complex restructuring and liability management transactions, offering knowledge, experience, and creativity to address challenging situations. We operate in all major worldwide markets as debt issuances have increased around the world. Our FR professionals bring to bear deep expertise and experience in restructurings in the United States, Canada, Europe, Asia, Australia, the Middle East, Latin America and Africa. Given the depth and breadth of the team’s expertise and the high barriers to entry for this expertise and experience, international and multi-jurisdictional restructurings represent an attractive opportunity for our FR group.

The group employs an interdisciplinary approach to engagements, calling upon the expertise of our industry groups, Capital Solutions group and Financial Sponsors group, and drawing on the worldwide resources of the FR team as each situation may require. The FR group has deep experience evaluating complex, highly leveraged situations. In addition to comprehensive financial restructuring and liability management transactions, we work with distressed companies on changes of control, asset sales and other M&A and capital markets activities, many times involving the sale of a company or its assets quickly, and in contested or litigious settings on expedited timeframes. We advise companies and creditor constituencies at all levels of the capital structure, in both out-of-court negotiations and in formal bankruptcy or insolvency proceedings. Our experience, geographic diversity and size allow us to provide the immediate attention and staffing required for time-sensitive and mission-critical restructuring and liability management assignments, making us a valued partner for our clients.
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
Financial and Valuation Advisory
As of March 31, 2025, we had 42 Managing Directors in our FVA group, which we believe represents one of the largest and most respected valuation and financial opinion practices in the United States. We have developed a reputation as a thought-leader in the field of valuation, and our professionals produce influential studies and publications, which are recognized and valued throughout the financial industry. We believe our extensive transaction expertise and leadership in the fields of valuation, diligence, tax and financial analytics inspire the confidence of the financial executives, boards of directors, special committees, retained counsel, financial and strategic investors and business owners that we serve. We believe that our reputation for delivering an outstanding analytical product that will withstand legal or regulatory scrutiny coupled with our independent financial, accounting and tax skills makes us the advisor of choice for clients with complex valuation, transaction opinion, transaction accounting, tax and diligence needs.

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
Human Capital Resources
Our goal is to attract, develop and retain the best talent in our industry across all levels. We believe our compensation programs are competitive, offering a portion of compensation in deferred cash and a portion in deferred stock awards to provide incentives for our employees to remain with us. In addition, we strive to foster a collaborative environment to attract and retain employees, and we seek individuals who fit our culture of entrepreneurship, integrity, creativity, and commitment to our clients. For over 20 years, we have emphasized broad employee ownership as a way to align the incentives of our employees and shareholders. As of March 31, 2025, we had approximately 1,100 present and former employee shareholders that collectively owned approximately 24% of our equity with no single employee owning more than 2% of our equity. We believe that a strong emphasis on cultural fit during our recruiting process combined with broad employee ownership results in high retention rates.
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
Across our firm, we devote significant time and resources to training and mentoring our employees to ensure every person achieves their highest possible potential. We strive to identify and cultivate future leaders within our firm and are committed to developing our brightest and most ambitious junior professionals into Managing Directors. This philosophy of investing in our people has been and will continue to be core to our culture and organization. As of March 31, 2025, 2024, and 2023, we employed 2,702, 2,601, and 2,610 people, respectively, worldwide.
Competition
Our competitors are other investment banking and financial advisory firms. We compete on both a global and a regional basis, and on the basis of a number of factors, including industry knowledge, transaction execution skills, strength of client relationships, reputation, and price. We believe our primary competitors vary by product and industry expertise and would include the following: for our CF practice, Jefferies Financial Group Inc., Lazard, Inc., Lincoln International LLC, Moelis & Company, Piper Sandler Companies, Raymond James Financial, Inc., Robert W. Baird & Co. Incorporated, Rothschild & Co SCA, William Blair & Company, LLC, and the bulge-bracket investment banking firms; for our FR practice, Evercore Inc., Lazard, Inc., Moelis & Company, Perella Weinberg Partners, PJT Partners Inc., and Rothschild & Co. SCA; and for our FVA practice, the “big four” accounting firms, Alvarez & Marsal, Kroll, LLC, Lincoln International LLC, and various global financial advisory and accounting firms.
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
Regulation
United States
As a financial services provider, Houlihan Lokey is subject to extensive regulation in the United States and across the globe. As a matter of public policy, regulatory bodies in the United States and the rest of the world are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the United States, the Securities and Exchange Commission (the “SEC”) is the federal agency responsible for the administration of the federal securities laws. Houlihan Lokey Capital, Inc. (“Houlihan Lokey Capital”), one of our wholly-owned subsidiaries, through which we conduct our CF, FR and transaction opinion businesses in the United States, is registered as a broker-dealer with the SEC and is subject to regulation and oversight by the SEC. In addition, the Financial Industry Regulatory Authority, Inc. (“FINRA”), a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its broker-dealer member firms, including Houlihan Lokey Capital. State securities regulators also have regulatory or oversight authority over Houlihan Lokey Capital in those states in which it does business.
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
Europe
Our European advisory business is conducted primarily through our subsidiaries and or one of their branches, namely, as regards the provision of regulated investment services:
•in the United Kingdom, Houlihan Lokey UK Limited (“HL UK”), which is organized under the laws of England and Wales; and
•in Germany, Houlihan Lokey (Europe) GmbH (“HLE GmbH”) a private limited company organized under the laws of such jurisdiction with branches in England, France, and Spain in addition to its main office in Germany.

In addition to those entities referenced above, we also provide unregulated corporate finance advisory services through other subsidiaries in Germany, Italy, France, the Netherlands, Sweden, Switzerland, and Spain.

HL UK is authorized and regulated by the United Kingdom’s Financial Conduct Authority (“FCA”). The current U.K. regulatory regime is based upon the Financial Services and Markets Act 2000 (“FSMA”), together with secondary legislation and other rules made under FSMA and other relevant legislation. These rules govern our financial advisory business in the United Kingdom, including regulated activities, record keeping, approval standards for individuals, anti-money laundering and periodic reporting.

HLE GmbH, through which we now conduct our regulated business in the EU, was established in order to mitigate the effects of the United Kingdom ceasing to be a member of the EU (“Brexit”) on our European business, further to the end of the Brexit transitional period and the withdrawal of “passport” rights in favor of other HL entities. HLE GmbH is approved to conduct regulated investment services by the German regulatory authority, Bundesanstalt für Finanzdienstleistungsaufsicht.

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

Middle East
Dubai, United Arab Emirates
Houlihan Lokey (MEA Financial Advisory) Ltd. is licensed under Article 48 of the Regulatory Law 2004 by the Dubai Financial Services Authority (“DFSA”) to provide certain regulated financial services from its office in the Dubai International Financial Centre. Such entity is subject to DFSA administered law and regulation (most notably certain applicable modules of the DFSA Rulebook), and individuals within it carrying out “licensed functions” (essentially senior management roles) are required to be approved by DFSA to so act.

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
India
Houlihan Lokey’s Indian corporate finance and financial and valuation advisory businesses are conducted through Houlihan Lokey Advisory (India) Private Limited, which is licensed by the Securities and Exchange Board of India (“SEBI”).
Japan
In Japan, financial advisory services are provided by Houlihan Lokey Corporation, HL Succession Corporation, and BIZIT Inc., none of which conducts regulated activities in Japan.
Singapore
In Singapore, Houlihan Lokey conducts its business through Houlihan Lokey (Singapore) Private Limited, which is registered with the Monetary Authority of Singapore (“MAS”) as an “exempt corporate finance advisor” and is therefore able to provide exempt corporate finance advisory services to accredited investors only, subject to compliance with regulation governing such status as applicable from time to time in Singapore.
South America
Brazil
In Brazil, Houlihan Lokey operates principally a financial restructuring business, which provides unregulated financial advisory services through Houlihan Lokey Assessoria Financeira Ltda.

Other
We are also subject to laws and regulations prohibiting corrupt or illegal payments to government officials and other persons, including the US Foreign Corrupt Practices Act and the UK Bribery Act. We maintain policies, procedures and internal controls intended to comply with those regulations.
Organizational Structure
Overview
Houlihan Lokey, Inc. is a holding company that operates our business through its subsidiaries, the primary subsidiaries being Houlihan Lokey Capital, HLFA, HL UK, and HLE GmbH, each of which is described above under “Regulation.”
The diagram below depicts our current organizational structure and the percentages are as of March 31, 2025:

HL Voting Trust
Public
Class B common stock
• 74.9% voting interest
• 23.7% economic interest
Class A common stock
• 25.1% voting interest
• 76.3% economic interest
Houlihan Lokey, Inc.
Houlihan Lokey, Inc. Subsidiaries

HL Voting Trust Agreement
In connection with the successful completion of the initial public offering (“IPO”) of our Class A common stock in August 2015, we entered into the Voting Trust Agreement (the “HL Voting Trust Agreement”), dated as of August 18, 2015, with the HL Holders and the trustees of the HL Voting Trust. Pursuant to the HL Voting Trust Agreement, the trustees have the right to vote the shares of our common stock deposited by any HL Holder, together with any shares of Class B common stock acquired by such HL Holder, in their sole and absolute discretion on any matter, without fiduciary duties of any kind to the HL Holders. As of March 31, 2025, the HL Voting Trust controlled approximately 74.9% of the total voting power of the Company.

Controlled Company
The HL Voting Trust controls a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” under the rules of the New York Stock Exchange. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements that (i) a majority of our board of directors consist of independent directors and (ii) that our board of directors have compensation and nominating and corporate governance committees composed entirely of independent directors, as independence is defined in Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and under the New York Stock Exchange listing standards. We utilize, and intend to continue to utilize, certain of these exemptions. At the present time, the majority of our directors are independent, as required by the New York Stock Exchange, we have a fully independent audit committee, and our compensation and nominating and corporate governance committees are composed entirely of independent directors. See the Risk Factor “We are a ‘controlled company’ within the meaning of the New York Stock Exchange listing standards and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. Holders of Class A common stock do not have the same protections afforded to stockholders of companies that are subject to such requirements.” In the event that we cease to be a “controlled company” and our shares continue to be listed on the New York Stock Exchange, we will be required to comply with all of these corporate governance standards by the expiration of the applicable transition periods.

Market and Industry Data
The industry, market and competitive position data referenced throughout this Form 10-K are based on research, industry and general publications, including surveys and studies conducted by third parties. Industry rankings are based on data provided by LSEG unless otherwise noted. Information from LSEG relating to industry rankings are sourced through direct deal submissions from financial institutions coupled with research performed by LSEG analysts. Industry publications, surveys and studies generally state that they have been obtained from sources believed to be reliable. We have not independently verified such third party information. While we are not aware of any misstatements regarding any industry, market or similar data presented herein, such data involve uncertainties and are subject to change based on various factors, including those discussed under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Form 10-K.
In this Form 10-K, we use the term “independent investment banks” or “independent advisors” when referring to ourselves and other investment banks or financial advisors that are primarily focused on advisory services and that conduct no or limited commercial banking, lending, or securities sales and trading activities, which we believe are well positioned to provide uncompromised advice that is less subject to conflicts of interest arising from non-advisory services. In this Form 10-K, we use the term “mid-cap” when referring to transactions with a value below $1 billion and the term “large-cap” when referring to transactions with a value equal to or in excess of $1 billion.
Other Information
Our principal executive offices are located at 10250 Constellation Blvd., 5th Floor, Los Angeles, California 90067. Our telephone number is (310) 788-5200. Our website address is www.hl.com. We make available free of charge in the Investor Relations section of our website (http://investors.hl.com) our annual reports on Form 10-K, including this Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed or furnished with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our Proxy Statements and reports filed by officers and directors under Section 16(a) of that Act, as well as various governance documents. From time to time, we may use our website as a channel of distribution of material company information. Financial and other material information regarding the Company is routinely posted on and accessible at http://investors.hl.com. We do not intend for information contained in our website to be part of this Form 10-K. The inclusion of our website address in this Form 10-K does not include or incorporate by reference the information on our website into this Form 10-K or any other document into which this Form 10-K is incorporated by reference.
The SEC maintains a website that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC. The address of the site is http://www.sec.gov.

Item 1A.    Risk Factors

Risks Related to Our Business
Changing market conditions can adversely affect our business in many ways, including by reducing the volume and/or size of the transactions we advise on, which could materially reduce our revenue.
As a financial services firm, we are materially affected by conditions in the global financial markets and economic conditions throughout the world. Financial markets and economic conditions can be negatively impacted by many factors beyond our control, such as the inability to access credit markets, rising interest rates or inflation, terrorism, political uncertainty, supply chain disruptions, uncertainty in the U.S. federal fiscal, monetary, or trade policies and the fiscal, monetary and trade policy of foreign governments, an evolving regulatory environment (and the timing and nature of regulatory reform), climate change, extreme weather events or natural disasters, the emergence or continuation of widespread health emergencies or pandemics, cyberattacks or campaigns, military conflicts around the world, such as ongoing conflicts in Eastern Europe and the Middle East, or other geopolitical events. The current U.S. administration has implemented, and continues to implement, significant and rapid changes in federal government operations and policies, including international trade policies, which may impact economic stability, the financial markets and the financial services industry broadly. Unfavorable market or economic conditions, including reduced expectations for, or further declines in, the U.S. and global economic outlook, may adversely affect our businesses; in particular, where revenue generated is directly related to the volume and size of the transactions in which we are involved. For example, weak market or economic conditions may adversely affect our CF and FVA groups because, in an economic downturn, the volume and size of transactions may decrease, thereby reducing the demand for our M&A, capital raising and opinion advisory services and increasing price competition among financial services companies seeking such engagements. Moreover, in the period following an economic downturn, the volume and size of transactions typically takes time to recover and lags a recovery in market and economic conditions. In particular, our clients engaging in M&A transactions often rely on access to the credit and/or capital markets to finance their transactions. The uncertainty of available credit and interest rates and the volatility of the capital markets and the fact that we do not provide financing or otherwise commit capital to clients can adversely affect the size, volume, timing and ability of such clients to successfully complete M&A transactions and thus can adversely affect our CF and FVA groups. In addition, our profitability would be adversely affected due to our fixed costs and the possibility that we would be unable to reduce our variable costs without reducing revenue or within a timeframe sufficient to offset any decreases in revenue relating to changes in market and economic conditions. On the other hand, strong market or economic conditions may adversely affect our FR group. In a strong environment, the volume and size of recapitalization and restructuring transactions may decrease, thereby reducing the demand for the services provided by our FR business segment and increasing price competition among financial services companies seeking such engagements. Changes in market and economic conditions are expected to impact our businesses in different ways, and we may not be able to benefit from such changes. Further, our business, financial condition and results of operations could be adversely affected by changing market or economic conditions. Our profitability may also be adversely affected by changes in market and economic conditions because we may not be able to reduce certain fixed costs within a time frame sufficient to match any decreases in revenue. Conditions such as an economic recession, stagflation, rising unemployment, the effects of tariffs, trade wars, elevated interest rates, inflationary prices, terrorism or political uncertainty and other factors beyond our control may adversely affect demand for our services and the ability to manage costs associated with employees and vendors. The future market and economic climate may deteriorate because of many factors beyond our control, including tariffs, elevated interest rates or inflation, terrorism or political uncertainty. In addition, the U.S. Federal Reserve changes the federal funds interest rate from time to time, and market interest rates have risen in recent periods. While the timing and impact of rising interest rates are unknown, a continued increase in market interest rates could have an adverse effect on our transaction volumes, results of operations and financial condition. In addition, in recent years, concerns arose with respect to the financial condition of a number of banking organizations in the United States, in particular those with exposure to certain types of depositors and large portfolios of investment securities. We maintain our cash at financial institutions, often with balances that exceed the current FDIC insurance limits. If any such financial institutions enter receivership or become insolvent in the future due to financial conditions affecting the banking system and financial markets, our ability to access our cash, cash equivalents and investments, including transferring funds, making payments or receiving funds, may be threatened and could have a material adverse effect on our business and financial condition. In addition, the operating environment and public trading prices of financial services sector securities can be highly correlated, in particular in times of stress, which may adversely affect the trading price of our Class A common stock and potentially our results of operations.

A substantial portion of our revenue is derived from advisory engagements in our CF and FR business segments, where a substantial portion of our fees tend to be contingent on the occurrence of goals, such as the completion of a transaction. As a result, our revenue and profits are highly volatile on a quarterly basis and may cause the price of our Class A common stock to fluctuate and decline.
Revenue and profits derived from our CF and FR business segments can be highly volatile. We derive a substantial portion of our revenue from advisory fees, which are mainly generated at key milestones, such as the closing of a transaction, the timing of which is outside of our control. In many cases, for advisory engagements that do not result in the successful consummation of a transaction, we are not paid a fee other than the reimbursement of certain out-of-pocket expenses and, in some cases, a modest retainer, despite having devoted considerable resources to these transactions. The achievement of these contractually-defined goals is often impacted by factors outside of our control, such as market conditions and the decisions and actions of our clients and interested third parties. For example, a client could delay or terminate an acquisition transaction because of a failure to agree upon final terms with the counterparty, failure to obtain necessary regulatory consents or board or shareholder approvals, failure to secure necessary financing, adverse market conditions or because the target's business is experiencing unexpected financial problems. Anticipated bidders for client assets during a restructuring transaction may not materialize or our client may not be able to restructure its operations or indebtedness due to a failure to reach agreement with its principal creditors. Because fees in such engagements are typically contingent, revenue on such engagements, which is recognized when all revenue recognition criteria are met, is not certain and the timing of receipt is difficult to predict and may not occur evenly throughout the year.

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

Our acquisitions and strategic investments may result in additional risks and uncertainties in our businesses.
In addition to recruiting and organic expansion, we have grown, and intend to continue to grow, our core businesses through acquisitions and strategic investments.
We regularly evaluate opportunities to acquire other businesses whose key strategic benefit is the addition of financial professionals. Unless and until acquisitions of other businesses generate meaningful revenues, the purchase prices we pay to acquire such businesses could have a material adverse effect on our business, financial condition and results of operations. If we acquire a business, we may be unable to manage it profitably or successfully integrate its operations with our own. Moreover, we may be unable to realize the financial, operational, and other benefits we anticipate from acquisitions. Competition for future acquisition opportunities in our markets could increase the price we pay for businesses we acquire and could reduce the number of potential acquisition targets. Further, acquisitions may involve a number of special financial and business risks, including expenses related to any potential acquisition from which we may withdraw, diversion of our management's time, attention, and resources, decreased utilization during the integration process, loss of key acquired personnel, difficulties in integrating diverse corporate cultures, increased costs to improve or integrate personnel and financial, accounting, technology and other systems, including compliance with the Sarbanes-Oxley Act, dilutive issuances of equity securities, including convertible debt securities, incurrence of debt, the assumption of legal liabilities, amortization of acquired intangible assets, potential write-offs related to the impairment of goodwill, and additional conflicts of interest. If we are unable to successfully manage these risks, we will not be able to implement our growth strategy, which ultimately could materially adversely affect our business, financial condition and results of operations.

Goodwill and other intangible assets represent a significant portion of our assets, and an impairment of these assets could have a material adverse effect on our financial condition and results of operations.
Goodwill and other intangible assets represent a significant portion of our assets, and totaled $1.50 billion as of March 31, 2025. Goodwill is the excess of cost over the fair market value of net assets acquired in business combinations. We review goodwill and intangible assets at least annually for impairment. We may need to perform impairment tests more frequently if events occur or circumstances indicate that the carrying amount of these assets may not be recoverable. These events or circumstances could include a significant change in the business climate, attrition of key personnel, a prolonged decline in our stock price and market capitalization, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of one of our businesses and other factors. Annual impairment reviews of indefinite-lived intangible assets or any future impairment of goodwill or other intangible assets would result in a non-cash charge against earnings, which would adversely affect our results of operations. The valuation of the reporting units requires judgment in estimating future cash flows, discount rates and other factors. In making these judgments, we evaluate the financial health of our reporting units, including such factors as market performance, changes in our client base and projected growth rates. Because these factors are ever changing, due to market and general business conditions, our goodwill and indefinite-lived intangible assets may be impaired in future periods.

Our international operations are subject to certain risks, which may affect our revenue.
In fiscal 2025, we earned approximately 28.8% of our revenue from our international operations. We intend to grow our non-United States business, including growth into new regions with which we have less familiarity and experience, and this growth is important to our overall success. Many of our larger clients are non-United States entities. Our international operations carry special financial and business risks, which could include the following:

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

Although the current U.S. Presidential administration has signed an executive order to pause, subject to certain exceptions, the initiation of new investigations and enforcement actions under the FCPA, the United States Department of Justice and the SEC have historically devoted significant resources to enforcement of the FCPA. In addition, the United Kingdom has significantly expanded the reach of its anti-bribery laws. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA and other anti-corruption laws, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA (notwithstanding the current pause on FCPA investigations and enforcement action) or other applicable anti-corruption laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial condition, results of operations or the market value of our Class A common stock.

Fluctuations in foreign currency exchange rates could adversely affect our results.
Because our financial statements are denominated in United States Dollars and we receive a portion of our net revenue in other currencies, we are exposed to fluctuations in foreign currencies. In addition, we pay certain of our expenses in such currencies. Fluctuations in foreign currency exchange rates led to a net loss in cash of $(0.8) million for fiscal 2025, compared to a net loss in cash of $(0.4) million for fiscal 2024. In particular, we are exposed to the Euro, the Yen, and the Pound Sterling, and fluctuations in these and other currencies relative to the United States Dollar have had, and may continue to have, an adverse effect on our revenue. From time to time, we have entered into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. Notwithstanding our entry into such hedge transactions, a depreciation of any of the currencies to which we are exposed relative to the United States Dollar could result in an adverse impact to our business, financial condition, results of operations and/or cash flows.

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
We depend on the efforts and reputations of our senior management and financial professionals. Our Managing Directors’ and other senior professionals’ reputations and relationships with clients and potential clients are critical elements in the success of our business. Our future success depends to a substantial degree on our ability to retain qualified management and financial professionals within our organization, including our Managing Directors. In addition, our future growth will depend on, among other things, our ability to successfully identify and recruit individuals and teams to join our firm. It typically takes time for these financial professionals to become profitable and effective. During that time, we may incur significant expenses and expend significant time and resources toward training, integration and business development aimed at developing this new talent. However, we may not be successful in our efforts to identify, recruit, train and retain the required personnel as the market for qualified investment bankers is extremely competitive. Our financial professionals possess substantial experience and expertise and have strong relationships with our advisory clients. As a result, the loss of these financial professionals could jeopardize our relationships with clients and result in the loss of client engagements. For example, if our Managing Directors or other senior professionals, including our executive officers, or groups of professionals, were to join or form a competing firm, some of our current clients could choose to use the services of that competitor rather than our services. Managing Directors and other senior professionals have left Houlihan Lokey in the past and others may do so in the future, and the departure of any of these senior professionals may have an adverse impact on our business. Our compensation arrangements and post-employment restriction agreements with our Managing Directors and other professionals may not provide sufficient incentives or protections to prevent these professionals from resigning to pursue other employment opportunities. In addition, recent initiatives at state and federal levels have sought to restrict or limit the enforceability of restrictive covenants, with several states having enacted such legislation, including California. In addition, some of our competitors have more resources than we do, which may allow them to attract some of our existing employees by offering superior compensation and benefits or otherwise. The departure of a number of Managing Directors or groups of senior professionals could have a material adverse effect on our business, financial condition and results of operations.

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

Our clients typically provide us with sensitive and confidential information. We have been subject to attempted security breaches and cyber-attacks and, a successful breach could lead to shutdowns or disruptions of our systems or third-party systems on which we rely and potential unauthorized disclosure of sensitive or confidential information. Breaches of our security systems or third-party network security systems on which we rely could involve attacks that are intended to obtain unauthorized access to our proprietary information, client and third party information, destroy data or disable, degrade or sabotage our systems, often through the introduction of computer viruses, cyber-attacks and other means and could originate from a wide variety of sources, including unknown third parties outside the Company. As cyber-attack techniques evolve in response to enhanced detection and protection measures, cyber-attacks/threats/incidents could persist for an extended period of time before detection or escalation. There can be no assurance that the cybersecurity protections and controls utilized by us, or by our third parties on whom we rely, will be effective within this cyber threat landscape. For example, phishing and email spoofing attacks often seek to obtain information to impersonate employees or clients in order to, among other things, direct fraudulent bank transfers or obtain valuable information via social engineering. The proliferation of deepfake technology adds to these risks. Fraudulent transfers resulting from phishing attacks or email spoofing of our employees could result in a material loss of assets, reputational harm or legal liability and in turn materially adversely affect our business. In addition, our employees are responsible for following proper measures to maintain the confidentiality of information we hold. If our systems or third-party systems on which we rely are compromised or perceived to be compromised, do not operate properly or are disabled, or if an employee fails to follow proper measures resulting in the release of confidential information, we could suffer a disruption of our business, financial losses, liability to clients, regulatory sanctions and damage to our reputation.

We are exploring the integration of artificial intelligence technologies (“AI”) into our operations. The deployment of AI, which relies on substantial data volumes, introduces risks such as potential leakage of confidential or proprietary information, unauthorized access, misuse, or theft of sensitive data, and the possibility of competitors adopting AI more effectively, which could materially impact our business, financial condition, results of operations, or market share. Additionally, third-party service providers may independently implement AI solutions, which could further complicate our risk landscape.

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

Our revenue in any given period is dependent on the number of fee-paying clients in such period and the size of transactions on which we are advising, so a significant reduction in the number of fee-paying clients or the size of transactions in any given period could reduce our revenue and adversely affect our operating results in such period.
Our revenue in any given period is dependent on the number of fee-paying clients in such period and the size of transactions on which we are advising that close during such period. We may lose clients as a result of the sale or merger of a client, a change in a client's senior management, competition from other financial advisors and financial institutions and other causes. A significant reduction in the number of fee-paying clients and/or the size of transactions on which we are advising that close in any given period could reduce our revenue and adversely affect our operating results in such period.

Our clients may be unable to pay us for our services.
We face the risk that certain clients may not have the financial resources to pay our agreed-upon advisory fees, including in the bankruptcy or insolvency context. Our clients include some companies that may from time to time encounter financial difficulties. If a client's financial difficulties become severe, the client may be unwilling or unable to pay our invoices in the ordinary course of business, which could adversely affect collections of both our accounts receivable and unbilled services. On occasion, some of our clients have entered bankruptcy, which has prevented us from collecting amounts owed to us. The bankruptcy of a number of our clients that, in the aggregate, owe us substantial accounts receivable could have a material adverse effect on our business, financial condition and results of operations. In addition, if a number of clients declare bankruptcy after paying us certain invoices, courts may determine that we are not properly entitled to those payments and may require repayment of some or all of the amounts we received, which could adversely affect our business, financial condition and results of operations. In addition, some fees earned from certain activities in our FR business segment are subject to approval by the United States Bankruptcy Courts and other interested parties, including United States Trustees, which have the ability to challenge the payment of those fees. Fees earned and reflected in our revenue may from time to time be subject to successful challenges, which could result in a reduction of revenue. Finally, certain clients may also be unwilling to pay our advisory fees in whole or in part, in which case we may have to incur significant costs to bring legal action to enforce our engagement agreements to obtain our advisory fees. We accrued net bad debt expense of $9.3 million and $7.3 million in fiscal 2025 and 2024, respectively, related to uncollectible or doubtful accounts receivable and unbilled work in progress.

We may not be able to generate sufficient cash in the future to service any future indebtedness.
As of March 31, 2025, we had $69.4 million of other liabilities, but may incur additional debt in the future. Our ability to make scheduled payments on or to refinance our debt obligations will depend on our business, financial condition and results of operations. We cannot provide assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal of, and interest on, our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance such indebtedness.

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

We face substantial litigation risks.
Our role as advisor to our clients involves complex analysis and the exercise of professional judgment, including rendering fairness opinions in connection with mergers and other transactions. Our activities, and particularly those of our FVA group, may subject us to the risk of significant legal liabilities to our clients and affected third parties, including shareholders of our clients who could bring securities class actions against us. In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial services companies continues to be high. Litigation alleging that we performed below our agreed standard of care or breached any other obligations to a client or other parties could expose us to significant legal liabilities, particularly with respect to our FVA group, and, regardless of outcome, is often very costly, could distract our management and could damage our reputation. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. Our engagements typically include broad indemnities from our clients and provisions to limit our exposure to legal claims relating to our services, but these provisions may not protect us in all cases, including when we perform below our agreed standard of care or a client does not have the financial capacity to pay under the indemnity. As a result, we may incur significant legal expenses in defending against or settling litigation. In addition, we may have to spend a significant amount to adequately insure against these potential claims, or insurance coverage may not be available on commercial terms or at all. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects, financial condition and results of operations.

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

Our ability to conduct business and our operating results, including compliance costs, may be adversely affected as a result of any new requirements imposed by the SEC, FINRA or other United States or foreign governmental regulatory authorities or self-regulatory organizations that regulate financial services firms or supervise financial markets. We may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. In addition, some of our clients or prospective clients may adopt policies that exceed regulatory requirements and impose additional restrictions affecting their dealings with us. Accordingly, we may incur significant costs to comply with United States and international regulations. Our expenses incurred in complying with these regulatory requirements, including legal fees and fines or penalties paid to the SEC, FINRA and United States or foreign governmental regulatory authorities or self-regulatory organizations, have increased in recent years. For example, on August 8, 2023, we reached an agreement on an Offer of Settlement with the SEC to resolve an administrative and cease-and-desist proceeding concerning the Company's compliance with records preservation requirements related to business communications sent over off-channel electronic messaging platforms. As part of the agreement, the Company paid a $15 million civil penalty. We maintain an internal team that works full-time to develop and implement regulatory compliance policies and procedures, monitor business activities to ensure compliance with such policies and procedures and reports to senior management. This team also uses various software tracking and reporting systems and confers regularly with internal and outside legal counsel in the performance of its responsibilities. In addition, new laws or regulations or changes in enforcement of existing laws or regulations applicable to our clients may adversely affect our business. For example, changes in antitrust enforcement could affect the level of M&A activity and changes in applicable regulations could restrict the activities of our clients and their need for the types of advisory services that we provide to them.

Our failure to comply with applicable laws or regulations could result in adverse publicity and reputational harm as well as fines, suspensions of personnel or other sanctions, including revocation of any required registration of us or any of our subsidiaries and could impair retention or recruitment of executives and/or senior financial professionals. In addition, any changes in the regulatory framework under which we operate could impose additional expenses or capital requirements on us, result in limitations on the manner in which our business is conducted, have an adverse impact upon our business, financial condition and results of operations and require substantial attention by senior management. In addition, our business is subject to periodic examination by various regulatory authorities, and we cannot predict the outcome of any such examinations.

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
Each share of our Class B common stock is entitled to ten votes per share, and each share of our Class A common stock is entitled to one vote per share. As of March 31, 2025, the HL Holders through the HL Voting Trust beneficially owned 16,698,119 shares of common stock representing approximately 23.7% of the economic interest, and controlled 74.9% of the voting power of our outstanding capital stock. The HL Voting Trust will, for the foreseeable future, have significant influence over our corporate management and affairs, and will be able to control virtually all matters requiring stockholder approval. The HL Voting Trust is able to elect a majority of the members of our board of directors and control actions to be taken by us and our board of directors, including amendments to our amended and restated certificate of incorporation and bylaws and approval of significant corporate transactions, including mergers and sales of substantially all of our assets. The directors so elected will have the authority, subject to the terms of our indebtedness and applicable rules and regulations, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. This concentrated control will limit the ability of holders of our Class A common stock to influence corporate matters for the foreseeable future and may materially adversely affect the market price of our Class A common stock. It is possible that the interests of the HL Voting Trust may in some circumstances conflict with our interests and the interests of our other stockholders. For example, the HL Voting Trust may have different tax positions or other differing incentives from other stockholders that could influence their decisions regarding whether and when to cause us to dispose of assets, incur new or refinance existing indebtedness or take other actions. Additionally, the holders of our Class B common stock may cause us to make strategic decisions or pursue acquisitions that could involve risks to holders of our Class A common stock or may not be in the best interests of holders of our Class A common stock.

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

As of March 31, 2025, 16,698,119 shares of our Class A common stock issuable upon conversion of outstanding Class B common stock (including restricted stock units) are eligible for sale, subject to certain restrictions under the Securities Act of 1933, as amended (the “Securities Act”).

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

Cybersecurity Governance

Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated to the audit committee oversight of cybersecurity and other information technology risks. The audit committee oversees management’s implementation of our cybersecurity risk management program.

The audit committee receives regular reports from management on our cybersecurity risks. In addition, management updates the audit committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential. The audit committee reports to our full board of directors regarding its activities, including those related to cybersecurity. Our full board of directors also receives briefings from management on our cyber risk management program.

The cybersecurity management team, including our Chief Information Officer, Executive VP IT Operations and IT Security Director, is responsible for assessing and managing material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. The cybersecurity team leads dedicated cybersecurity meetings with the Chief Corporate Governance & Compliance Officer and key members of the legal and compliance and internal audit departments. This group meets monthly and regularly reviews key cybersecurity metrics. The information security team monitors public cybersecurity threats and meets with external experts periodically to review these threats and to stay abreast of the evolving threat landscape. The leadership of our cybersecurity team averages approximately 26 years of experience with information technology, with a background deeply rooted in data management and protection and data analytics and brings extensive experience in information security strategy and risk management at Houlihan Lokey and in previous roles.

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

Item 2.    Properties

Our headquarters is located in leased office space at 10250 Constellation Boulevard, Los Angeles, California 90067. We lease the space in the United States for our offices in Atlanta, Baltimore, Boston, Charlotte, Chicago, Dallas, Houston, Los Angeles, McLean (Virginia), Miami, Minneapolis, New York City, and San Francisco; and internationally in Amsterdam, Antwerp, Beijing, Dubai, Frankfurt, Gurugram, Hong Kong SAR, London, Madrid, Manchester, Milan, Mumbai, Munich, Paris, São Paulo, Shanghai, Singapore, Stockholm, Sydney, Tel Aviv, Tokyo and Zurich.

We do not own any real property. We consider these arrangements to be adequate for our present and future needs.
Item 3.    Legal Proceedings

In the ordinary course of business, from time to time, we are involved in judicial or regulatory proceedings, arbitrations or mediations concerning matters arising in connection with the conduct of our businesses, including contractual and employment matters. In addition, government agencies and self-regulatory organizations conduct periodic examinations and initiate administrative proceedings regarding our business, including, among other matters, compliance, accounting and operational matters, that can result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer or its directors, officers or employees. In view of the inherent difficulty of determining whether any loss in connection with such matters is probable and whether the amount of such loss can be reasonably estimated, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, we cannot estimate the amount of such loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they will ultimately be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, we believe, based on current knowledge and after consultation with counsel, that we are not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Where appropriate, provisions for losses are established in accordance with Accounting Standards Codification (“ASC”) 450, “Contingencies” when warranted. Once established, such provisions are adjusted when there is more information available or when an event occurs requiring a change.
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
As of May 12, 2025, there were approximately thirty-two holders of record of our Class A common stock and one holder of record of our Class B common stock. This does not include the number of shareholders that hold shares in “street-name” through banks or broker-dealers or through the HL Voting Trust.
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

Unregistered Sales of Equity Securities and Use of Proceeds
None during the quarter ended March 31, 2025.
Stock Performance
The stock performance graph below compares the cumulative total stockholder return on our Class A common stock from March 31, 2020 through March 31, 2025, with that of the S&P 500 Index and the S&P 500 Financials Index. The graph assumes $100 was invested in each of our Class A common stock, the S&P 500 Index and the S&P 500 Financials Index on March 31, 2020. It also assumes that dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance. The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act except to the extent we specifically incorporate it by reference into such filing.

Comparison of 5-year Cumulative Total Return Houlihan Lokey, Inc. Class A Common Stock, S&P 500 Index and S&P Financials Index

Houlihan Lokey, Inc.
S&P 500 Index
S&P Financials Index
$350
$300
$250
$200
$150
$100
$50
$-
03-31-20
06-30-20
09-30-20
12-31-20
03-31-21
06-30-21
09-30-21
12-31-21
03-31-22
06-30-22
09-30-22
12-30-22
03-31-23
06-30-23
09-29-23
12-29-23
03-28-24
06-28-24
09-30-24
12-31-24
03-31-25

Purchases of Equity Securities
The following table summarizes all of the repurchases of Houlihan Lokey, Inc. equity securities, on a trade date basis, during the quarter ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2025 - January 31, 2025 (2)	637	$184.49	637	$457,712,992
February 1, 2025 - February 28, 2025	—	—	—	457,712,992
March 1, 2025 - March 31, 2025 (3)	371,324	161.92	371,172	405,524,219
Total	371,961	$161.66	371,809	$405,524,219
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
(2)Total Number of Shares Purchased consists of 637 unvested shares of Class B common stock at an average price per share of $184.49, which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards.
(3)Total Number of Shares Purchased includes 152 unvested shares of Class B common stock at an average price per share of $162.15, which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards.

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our historical financial statements and related notes included elsewhere in this Form 10-K. Actual results and the timing of events may differ significantly from those expressed or implied in any forward-looking statements due to a number of factors, including those set forth in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Form 10-K. For discussion related to changes in financial condition and the results of operations for fiscal year 2023-related items, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year 2024, which was filed with the Securities and Exchange Commission on May 21, 2024.
Executive Overview
Established in 1972, Houlihan Lokey is a global investment bank with expertise in mergers and acquisitions, capital markets, financial restructurings and liability management, and financial and valuation advisory. With offices in the Americas, Europe, the Middle East, and the Asia-Pacific region, the Company serves a diverse set of clients including corporations, institutions, and governments worldwide. Houlihan Lokey’s financial professionals deliver meaningful and differentiated advice to clients on strategy and financial decisions employing a rigorous analytical approach coupled with deep product and industry expertise.
We operate in three segments: Corporate Finance (“CF”); Financial Restructuring (“FR”); and Financial and Valuation Advisory (“FVA”). In our CF business segment, we believe we are an established leader in M&A and Capital Solutions. Through our FR business segment, we advise on some of the largest and most complex restructurings and liability management transactions around the world. Our FVA business segment is one of the largest and most respected valuation, financial opinion and financial consulting practices in the United States.
As of March 31, 2025, we served our clients globally with 1,893 financial professionals, including 339 Managing Directors. We plan to continue to grow our firm across industry sectors, geographies and products to deliver quality advice and innovative solutions to our clients, both organically and through acquisitions.
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
Corporate expenses represent expenses that are not allocated to individual business segments such as those relating to our executive management, accounting, information technology, legal and compliance, marketing, human capital, including related compensation expense for corporate employees.
Business Environment and Outlook
Economic and global financial conditions can materially affect our operational and financial performance. See the section entitled “Risk Factors” for a discussion of some of the factors that can affect our performance.
Our fiscal year ends on March 31 of each year. For the fiscal year ended March 31, 2025, we earned revenues of $2.39 billion, an increase of 25% from the $1.91 billion earned during the fiscal year ended March 31, 2024.
For the fiscal years ended March 31, 2025, 2024, and 2023, we earned revenues of $687 million, $570 million, and $520 million, respectively, from our international operations.
Based on historical experience, we believe current economic conditions provide a relatively stable environment for M&A and capital markets activities, but the continued threat from sustained elevated interest rates or inflation, international conflict, and international trade policies provide some level of uncertainty in the coming quarters. In the United States, our dialogue with clients who are evaluating strategic alternatives remains measured as we continue to see concerns around the macro-economic factors mentioned above.

Our Financial Restructuring activity has improved as a result of the factors mentioned above (elevated interest rates, global trade policy and conflict). We continue to remain optimistic about the current restructuring and liability management outlook over the short to medium term due to elevated interest rates, record levels of company leverage, recent geopolitical events, global trade policy disruption, and contracting monetary policy.

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

FR provides advice to debtors, creditors and other parties-in-interest in connection with recapitalization/deleveraging transactions implemented through bankruptcy proceedings and out-of-court exchanges, consent solicitations or other mechanisms, as well as in distressed mergers and acquisitions and capital markets activities. As part of these engagements, our FR business segment offers a wide range of advisory services to our clients, including: the structuring, negotiation, and confirmation of plans of reorganization; structuring and analysis of exchange offers; liability management transactions; corporate viability assessment; dispute resolution and expert testimony; and procuring debtor-in-possession financing. The majority of our FR revenues consists of Completion Fees. Although atypical, FR transactions can fail to be completed for many reasons that are outside of our control. In these instances, our fees are generally limited to the Retainer Fees and/or Progress Fees.

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

Our employee compensation and benefits expense consists of base salary, payroll taxes, benefits, annual incentive compensation payable as cash bonus awards, deferred cash bonus awards, and the amortization of equity-based bonus awards. Base salary and benefits are paid ratably throughout the year. Annual equity-based bonus awards granted prior to December 31, 2024 include fixed share compensation awards and liability classified fixed dollar awards as a component of the annual bonus awards for certain employees. These equity awards are generally subject to annual vesting requirements over a four-year period beginning at the date of grant, which typically occurs in the first quarter of each fiscal year; accordingly, expenses are amortized over the stated vesting period. In most circumstances, the unvested portion of these awards is subject to forfeiture should the employee depart from the Company, and in certain cases if certain financial metrics are not met. Cash bonuses, which are accrued monthly, are discretionary and dependent upon a number of factors including the Company's performance and are generally paid in the first quarter of each fiscal year with respect to prior year performance. Generally, a portion of the cash bonus is deferred and paid in the third quarter of the fiscal year in which the bonus is awarded. We refer to the ratio of our employee compensation and benefits expenses to our revenues as our “Compensation Ratio.”

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

Results of Consolidated Operations
The following is a discussion of our results of operations for the years ended March 31, 2025 and 2024. For a more detailed discussion of the factors that affected the revenues and the operating expenses of our CF, FR, and FVA business segments in these periods, see “Business Segments” below.

	Year Ended March 31,		Change
($ in thousands)	2025	2024	’24-’25
Revenues	$2,389,416	$1,914,404	25%
Operating expenses:
Employee compensation and benefits	1,524,268	1,213,589	26%
Non-compensation expenses	363,604	337,954	8%
Total operating expenses	1,887,872	1,551,543	22%
Operating income	501,544	362,861	38%
Other income, net	(29,791)	(27,678)	8%
Income before provision for income taxes	531,335	390,539	36%
Provision for income taxes	131,624	110,238	19%
Net income attributable to Houlihan Lokey, Inc.	$399,711	$280,301	43%

Year Ended March 31, 2025 versus March 31, 2024

Revenues were $2.39 billion for the year ended March 31, 2025, compared with $1.91 billion for the year ended March 31, 2024, representing an increase of 25%. The increase in revenues was primarily the result of an increase in CF revenues for the year ended March 31, 2025, compared with the year ended March 31, 2024, as described in further detail below. For the year ended March 31, 2025, CF revenues increased 38%, FR revenues increased 4%, and FVA revenues increased 11% when compared with the year ended March 31, 2024.
Operating expenses were $1.89 billion for the year ended March 31, 2025, compared with $1.55 billion for the year ended March 31, 2024, an increase of 22%. Employee compensation and benefits expense, as a component of operating expenses, was $1.52 billion for the year ended March 31, 2025, compared with $1.21 billion for the year ended March 31, 2024, an increase of 26%. The increase in employee compensation and benefits expense was primarily due to the increase in revenues for the fiscal year. The Compensation Ratio was 64% and 63% for the years ended March 31, 2025 and 2024, respectively. Non-compensation expenses, as a component of operating expenses, were $363.6 million for the year ended March 31, 2025, compared with $338.0 million for the year ended March 31, 2024, an increase of 8%. The increase in non-compensation expenses was primarily a result of an increase in depreciation and amortization, other operating expenses, and information technology and communications expenses, partially offset by a decrease in professional fees.
Other income, net increased to $(29.8) million for the year ended March 31, 2025, compared with $(27.7) million for the year ended March 31, 2024. The increase in other income, net was primarily due to a net increase in interest income generated by our cash and cash equivalents and investment securities, partially offset by a lower gain recognized on the reduction in the fair value of certain earnout liabilities for the fiscal year ended March 31, 2025, compared with the fiscal year ended March 31, 2024.
The provision for income taxes for the year ended March 31, 2025 was $131.6 million, which reflected an effective tax rate of 25%. The provision for income taxes for the year ended March 31, 2024 was $110.2 million, which reflected an effective tax rate of 28%. The decrease in the Company’s tax rate during the year ended March 31, 2025 relative to the year ended March 31, 2024 was primarily a result of the release of the provision for an uncertain tax position as a result of the successful closure of a city audit.

Business Segments
The following table presents revenues, expenses, and contributions from our continuing operations by business segment. The revenues by segment represents each segment's revenues, and the profit by segment represents profit for each segment before corporate expenses, other income, net, and income taxes.

	Year Ended March 31,		Change
($ in thousands)	2025	2024	’24-’25
Revenues by segment
Corporate Finance	$1,526,756	$1,106,826	38%
Financial Restructuring	544,478	521,984	4%
Financial and Valuation Advisory	318,182	285,594	11%
Revenues	$2,389,416	$1,914,404	25%
Segment profit (1)
Corporate Finance	$474,423	$302,533	57%
Financial Restructuring	209,306	194,116	8%
Financial and Valuation Advisory	88,583	74,422	19%
Total segment profit	772,312	571,071	35%
Corporate expenses (2)	270,768	208,210	30%
Other income, net	(29,791)	(27,678)	8%
Income before provision for income taxes	$531,335	$390,539	36%

Segment Metrics:
Number of Managing Directors
Corporate Finance	240	223	8%
Financial Restructuring	57	54	6%
Financial and Valuation Advisory	42	39	8%
Number of closed transactions/Fee Events (3)
Corporate Finance	564	450	25%
Financial Restructuring	145	126	15%
Financial and Valuation Advisory	2,441	2,178	12%
(1)We adjust the compensation expense for a business segment in situations where an employee residing in one business segment is performing work in another business segment where the revenues are accrued. Segment profit may vary significantly between periods depending on the levels of collaboration among the different segments.
(2)Corporate expenses represent expenses that are not allocated to individual business segments such as those related to executive management, accounting, information technology, legal and compliance, marketing, and human capital.
(3)Fee Events applicable to FVA only; a Fee Event includes any engagement that involves revenue activity during the measurement period with a revenue minimum of one thousand dollars. References to closed transactions should be understood to be the same as transactions that are “effectively closed” as described in Note 2 of our Consolidated Financial Statements.
Corporate Finance
Year Ended March 31, 2025 Compared to the Year Ended March 31, 2024
Revenues for CF were $1.53 billion for the year ended March 31, 2025, compared with $1.11 billion for the year ended March 31, 2024, representing an increase of 38%. The increase in revenues was primarily due to a 25% increase in the number of closed transactions for the year ended March 31, 2025, compared with the year ended March 31, 2024, which was driven by favorable market conditions.
Segment profit for CF was $474 million for the year ended March 31, 2025, compared with $303 million for the year ended March 31, 2024, representing an increase of 57%. The increase in segment profit was primarily a result of higher revenues for the year ended March 31, 2025, compared with the year ended March 31, 2024.

Financial Restructuring
Year Ended March 31, 2025 Compared to the Year Ended March 31, 2024
Revenues for FR were $544 million for the year ended March 31, 2025, compared with $522 million for the year ended March 31, 2024, representing an increase of 4%. The increase in revenues was primarily due to a 15% increase in the number of closed transactions for the year ended March 31, 2025, compared with the year ended March 31, 2024, which was driven by favorable market conditions.
Segment profit for FR was $209 million for the year ended March 31, 2025, compared with $194 million for the year ended March 31, 2024, an increase of 8%. The increase in segment profit was primarily a result of higher revenues for the year ended March 31, 2025, compared with the year ended March 31, 2024.
Financial and Valuation Advisory
Year Ended March 31, 2025 Compared to the Year Ended March 31, 2024
Revenues for FVA were $318 million for the year ended March 31, 2025, compared with $286 million for the year ended March 31, 2024, an increase of 11%. The increase in revenues was primarily due to an increase in the number of Fee Events for the year ended March 31, 2025, compared with the year ended March 31, 2024, driven by improvements in the M&A markets, which affected one or more of the service lines within our FVA business.
Segment profit for FVA was $89 million for the year ended March 31, 2025, compared with $74 million for the year ended March 31, 2024, representing an increase of 19%. The increase in segment profit was primarily a result of higher revenues and lower non-compensation expenses for the year ended March 31, 2025, compared with the year ended March 31, 2024.
Corporate Expenses
Year Ended March 31, 2025 Compared to the Year Ended March 31, 2024
Corporate expenses were $271 million for the year ended March 31, 2025, compared with $208 million for the year ended March 31, 2024, representing an increase of 30%. The increase in corporate expenses was primarily a result of higher compensation expenses for the year ended March 31, 2025, compared with the year ended March 31, 2024.
Liquidity and Capital Resources
Our current assets comprise cash and cash equivalents, investment securities, accounts receivable, and unbilled work in progress related to fees earned from providing advisory services. Our current liabilities include deferred income, accounts payable and accrued expenses, accrued salaries and bonuses, income taxes payable, and current portion of other liabilities.
Our cash and cash equivalents include cash held at banks. We maintain moderate levels of cash on hand in support of regulatory requirements for our registered broker-dealers. As of March 31, 2025 and 2024, we had $686 million and $545 million of cash in foreign subsidiaries, respectively. Our excess cash may be invested in short-term investments, including treasury securities, commercial paper, certificates of deposit, and investment grade corporate debt securities. Please refer to Note 6 for further detail.
As of March 31, 2025 and 2024, our cash and cash equivalents, investment securities, and restricted cash were as follows:

(In thousands)	March 31, 2025	March 31, 2024
Cash and cash equivalents	$971,007	$721,235
Investment securities	195,624	38,005
Total unrestricted cash and cash equivalents, including investment securities	1,166,631	759,240
Restricted cash (1)	4,572	619
Total cash, cash equivalents, and restricted cash, including investment securities	$1,171,203	$759,859
(1)Restricted cash as of March 31, 2025 and March 31, 2024 included cash deposits in support of two letters of credit for our Frankfurt office. Restricted cash as of March 31, 2025 also included cash held in escrow accounts and collateral to support rent guarantees.

As of each fiscal year end, a material portion of our cash and cash equivalents is reserved to cover accrued, but unpaid bonuses, that are paid the following May and November.

Our liquidity is highly dependent upon cash receipts from clients that are generally dependent upon the successful completion of transactions as well as the timing of receivables collections, which typically occur within 60 days of billing. As of March 31, 2025 and 2024, we had $257 million and $200 million of Accounts receivable, net of credit losses, respectively. As of March 31, 2025 and 2024, we had $158 million and $192 million of Unbilled work in progress, net of credit losses, respectively.

Subsequent to the end of fiscal 2025, our board of directors declared a quarterly cash dividend of $0.60 per share of common stock, payable on June 15, 2025 to shareholders of record as of the close of business on June 2, 2025.

On August 23, 2019, the Company entered into a syndicated revolving line of credit with the Bank of America, N.A. and certain other financial institutions party thereto, which was amended by a First Amendment to Credit Agreement dated as of August 2, 2022 (the “HLI Line of Credit”), which allows for borrowings of up to $100 million (and, subject to certain conditions, provides the Company with an uncommitted expansion option, which, if exercised in full, would provide for a total credit facility of $200 million), and matures on August 23, 2025 (or if such date is not a business day, the immediately preceding business day). Borrowings under the HLI Line of Credit bear interest at a floating rate, which can be either, at the Company’s option, (i) Term Secured Overnight Financing Rate (“SOFR”) plus a 0.10% SOFR adjustment plus a 1.00% margin or (ii) base rate, which is the highest of (a) the Federal Funds Rate plus one-half of one percent (0.50%), (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (c) Term SOFR plus a 0.10% SOFR adjustment. Commitment fees apply to unused amounts. The HLI Line of Credit contains debt covenants which require that the Company maintain certain financial ratios, including but not limited to the maintenance of minimum consolidated earnings before interest, taxes, depreciation and amortization of no less than $150 million as of the end of any quarterly 12-month period and certain leverage ratios including a consolidated leverage ratio of less than 2.00 to 1.00. As of March 31, 2025, we were, and expect to continue to be, in compliance with such covenants. As of March 31, 2025, no principal was outstanding under the HLI Line of Credit.

The majority of the Company's payment obligations and commitments pertain to routine operating leases. The Company also has various obligations relating to notes payable and contingent consideration issued in connection with businesses previously acquired (see Note 10 included in Part II, Item 8 of this Form 10-K).

In connection with certain acquisitions, certain employees may be entitled to deferred consideration, primarily in the form of retention payments, should certain service and/or performance conditions be met in the future. As a result of these conditions, such deferred consideration would be expensed as compensation in current and future periods and has been accrued as liabilities on the Consolidated Balance Sheets as of March 31, 2025 and March 31, 2024.
Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of our incentive compensation during the first and third quarters of each fiscal year. A summary of our operating, investing, and financing cash flows is as follows:

	Year Ended March 31,
(In thousands)	2025	2024
Operating activities:
Net income	$399,711	$280,301
Non-cash charges	252,823	244,524
Other operating activities	196,075	(196,367)
Net cash provided by operating activities	848,609	328,458
Net cash used in investing activities	(265,058)	(70,406)
Net cash used in financing activities	(329,070)	(250,585)
Effects of exchange rate changes on cash and cash equivalents	(756)	(425)
Net increase in cash, cash equivalents, and restricted cash	253,725	7,042
Cash, cash equivalents and restricted cash – beginning of period	721,854	714,812
Cash, cash equivalents and restricted cash – end of period	$975,579	$721,854

Year Ended March 31, 2025
Operating activities resulted in a net cash inflow of $848.6 million for the year ended March 31, 2025, primarily due to net income of $399.7 million, non-cash charges of $252.8 million, and other operating activities of $196.1 million. Investing activities resulted in a net outflow of $(265.1) million for the year ended March 31, 2025, primarily due to purchases of investment securities and cash consideration transferred in connection with business acquisitions. Financing activities resulted in a net outflow of $(329.1) million primarily due to dividends paid, payments to settle employee tax obligations on share-based awards, and share repurchases made during the year ended March 31, 2025.

Year Ended March 31, 2024
Operating activities resulted in a net cash inflow of $328.5 million for the year ended March 31, 2024, primarily due to net income of $280.3 million and non-cash charges of $244.5 million, partially offset by a decrease in other operating activities of $(196.4) million. Investing activities resulted in a net outflow of $(70.4) million for the year ended March 31, 2024, primarily due to acquisitions of property and equipment and purchases of investment securities, partially offset by the sale or maturity of investment securities. Financing activities resulted in a net outflow of $(250.6) million primarily due to dividends paid, payments to settle employee tax obligations on share-based awards, and share repurchases made during the year ended March 31, 2024.
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
FR provides advice to debtors, creditors and other parties-in-interest in connection with recapitalization/deleveraging transactions implemented through bankruptcy proceedings and out-of-court exchanges, consent solicitations or other mechanisms, as well as in distressed mergers and acquisitions and capital markets activities. As part of these engagements, our FR business segment offers a wide range of advisory services to our clients, including: the structuring, negotiation, and confirmation of plans of reorganization; structuring and analysis of exchange offers; liability management transactions; corporate viability assessment; dispute resolution and expert testimony; and procuring debtor-in-possession financing. The majority of our FR revenues consists of Completion Fees. Although atypical, FR transactions can fail to be completed for many reasons that are outside of our control. In these instances, our fees are generally limited to the Retainer Fees and/or Progress Fees.
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
Recent Accounting Developments
For additional information on recently issued accounting developments and their impact or potential impact, if applicable, on our consolidated financial statements, see Note 2 included in Part II, Item 8 of this Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Market Risk and Credit Risk
Our business is not capital intensive and we generally do not issue debt or invest in derivative instruments. As a result, our balance sheet is not subject to significant market risk (including interest rate risk) or credit risk (except in relation to receivables). We maintain our cash and cash equivalents with financial institutions with high credit ratings. Although these deposits are generally not insured, management believes we are not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Our cash and cash equivalents are denominated primarily in U.S. Dollars, Pound Sterling, Euros, and Yen, and we face foreign currency risk in our cash balances and other assets and liabilities held in accounts outside the U.S. due to potential currency movements and the associated foreign currency translation accounting requirements.

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
Risks Related to Cash and Short-Term Investments
Our cash is maintained in U.S. and non-U.S. bank accounts. We have exposure to foreign exchange risks through all of our international affiliates, and through some of our investments. However, we believe our cash is not subject to any material interest rate risk, equity price risk, credit risk or other market risk. Consistent with our past practice, we expect to maintain our cash in bank accounts or invested in highly liquid securities.
Exchange Rate Risk
The exchange rate of the U.S. Dollar relative to the currencies in the non-U.S. countries in which we operate may have an effect on the reported value of our non-U.S. Dollar denominated or based assets and liabilities and, therefore, be reflected as a change in other comprehensive income, net of tax. Our non-U.S. assets and liabilities that are sensitive to exchange rates consist primarily of trade payables and receivables, work in progress, and cash. For the years ended March 31, 2025, 2024, and 2023, the net impact of the fluctuation of foreign currencies in other comprehensive income within the Consolidated Statements of Comprehensive Income was $3.3 million, $(3.8) million, and $(19.5) million, respectively.
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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of March 31, 2025, we had one foreign currency forward contract between the U.S. Dollar and Pound Sterling, with an aggregate notional value of $75.0 million and one foreign currency forward contract between the Swedish Krona and the Pound Sterling, with an aggregate notional value of SEK 79.0 million. As of March 31, 2024, we had one foreign currency forward contract between the U.S. Dollar and Pound Sterling, with an aggregate notional value of $38.3 million. The fair value of these foreign currency forward contracts represented a gain included in Other operating expenses of $237,000 and $55,000 during the year ended March 31, 2025 and March 31, 2024, respectively.
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Houlihan Lokey, Inc. and subsidiaries (the Company) as of March 31, 2025 and 2024, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated May 15, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Recognition of Revenue
As disclosed in Note 2 to the consolidated financial statements, the Company recognizes revenue from contracts with customers upon satisfaction of the performance obligation by transferring the promised service to the customers. A service is transferred to a customer when the customer obtains control of and derives benefit from that service. Revenues from Corporate Finance engagements primarily consist of fees generated in connection with advisory services related to mergers and acquisitions, capital markets, and other corporate finance transactions. Fees earned upon the successful completion of a Corporate Finance transaction or engagement (“Completion Fees”) are recognized when the related transaction has been effectively closed. Effective closure of a transaction or engagement occurs when the Company has transferred control of the promised service, the customer obtains control, and the variable consideration constraint has been resolved. The Company recorded revenue of approximately $1.5 billion for Corporate Finance for the year ended March 31, 2025.

We identified the evaluation of the revenue recognition related to uncollected Completion Fees of Corporate Finance transaction and engagement fees as a critical audit matter because auditor judgment was required in evaluating the effective closure of a transaction or engagement.
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
May 15, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Houlihan Lokey, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Houlihan Lokey, Inc. and subsidiaries' (the Company) internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2025 and 2024, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated May 15, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Los Angeles, California
May 15, 2025

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data and par value)	March 31, 2025	March 31, 2024
Assets
Cash and cash equivalents	$971,007	$721,235
Restricted cash	4,572	619
Investment securities	195,624	38,005
Accounts receivable, net of allowance for credit losses of $13,843 and $8,767, respectively	257,326	199,630
Unbilled work in progress, net of allowance for credit losses of $6,764 and $6,132, respectively	157,760	192,012
Income taxes receivable	—	32,856
Deferred income taxes	92,776	90,064
Property and equipment, net	149,350	136,701
Operating lease right-of-use assets	362,669	344,024
Goodwill	1,284,589	1,127,497
Other intangible assets, net	212,670	197,439
Other assets	131,365	90,677
Total assets	$3,819,708	$3,170,759

Liabilities and stockholders' equity
Liabilities:
Accrued salaries and bonuses	$936,619	$726,031
Accounts payable and accrued expenses	137,228	114,171
Deferred income	48,215	33,139
Income taxes payable	6,396	—
Deferred income taxes	8,784	7,505
Operating lease liabilities	438,185	415,412
Other liabilities	69,404	37,751
Total liabilities	1,644,831	1,334,009

Commitments and contingencies (Note 17)

Stockholders' equity:
Class A common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 53,822,189 and 52,348,511 shares, respectively	54	52
Class B common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 16,021,106 and 16,746,676 shares, respectively	16	17
Additional paid-in capital	843,350	739,870
Retained earnings	1,394,738	1,163,419
Accumulated other comprehensive loss	(63,281)	(66,608)
Total stockholders' equity	2,174,877	1,836,750
Total liabilities and stockholders' equity	$3,819,708	$3,170,759
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended March 31,
(In thousands, except share and per share data)	2025	2024	2023
Revenues	$2,389,416	$1,914,404	$1,809,447
Operating expenses:
Employee compensation and benefits	1,469,491	1,177,355	1,112,809
Acquisition related compensation and benefits	54,777	36,234	35,070
Travel, meals, and entertainment	64,917	65,298	51,082
Rent	77,882	76,079	55,838
Depreciation and amortization	41,270	28,536	58,221
Information technology and communications	69,400	60,168	54,125
Professional fees	41,202	49,077	32,940
Other operating expenses	68,933	58,796	67,624
Total operating expenses	1,887,872	1,551,543	1,467,709
Operating income	501,544	362,861	341,738
Other (income)/expense, net	(29,791)	(27,678)	17,738
Income before provision for income taxes	531,335	390,539	324,000
Provision for income taxes	131,624	110,238	69,777
Net income attributable to Houlihan Lokey, Inc.	399,711	280,301	254,223
Other comprehensive income, net of tax:
Foreign currency translation adjustments	3,327	(3,794)	(19,467)
Comprehensive income attributable to Houlihan Lokey, Inc.	$403,038	$276,507	$234,756

Attributable to Houlihan Lokey, Inc. common stockholders:
Weighted average shares of common stock outstanding:
Basic	65,724,473	64,337,975	63,358,408
Fully diluted	68,658,347	68,159,390	67,586,263
Earnings per share (Note 13)
Basic	$6.08	$4.36	$4.01
Fully diluted	$5.82	$4.11	$3.76
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2022	49,853,564	$50	17,649,555	$18	$564,761	$922,223	$(43,347)	$1,443,705
Shares issued	—	—	2,485,582	2	16,773	—	—	16,775
Stock compensation vesting (Note 14)	—	—	—	—	151,769	—	—	151,769
Dividends	—	—	—	—	—	(143,374)	—	(143,374)
Conversion of Class B to Class A shares	1,455,908	1	(1,455,908)	(1)	—	—	—	—
Shares issued to non-employee directors (Note 14)	6,739	—	—	—	570	—	—	570
Other shares repurchased/forfeited	(677,287)	—	(630,884)	(1)	(90,903)	—	—	(90,904)
Net income	—	—	—	—	—	254,223	—	254,223
Change in unrealized translation	—	—	—	—	—	—	(19,467)	(19,467)
Total comprehensive income	—	—	—	—	—	254,223	(19,467)	234,756
Balances – March 31, 2023	50,638,924	$51	18,048,345	$18	$642,970	$1,033,072	$(62,814)	$1,613,297

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2023	50,638,924	$51	18,048,345	$18	$642,970	$1,033,072	$(62,814)	$1,613,297
Shares issued	—	—	1,767,036	1	31,132	—	—	31,133
Stock compensation vesting (Note 14)	—	—	—	—	160,846	—	—	160,846
Dividends	—	—	—	—	—	(149,954)	—	(149,954)
Conversion of Class B to Class A shares	1,942,078	1	(1,942,078)	(1)	—	—	—	—
Shares issued to non-employee directors (Note 14)	6,609	—	—	—	587	—	—	587
Other shares repurchased/forfeited	(239,100)	—	(1,126,627)	(1)	(95,665)	—	—	(95,666)
Net income	—	—	—	—	—	280,301	—	280,301
Change in unrealized translation	—	—	—	—	—	—	(3,794)	(3,794)
Total comprehensive income	—	—	—	—	—	280,301	(3,794)	276,507
Balances – March 31, 2024	52,348,511	$52	16,746,676	$17	$739,870	$1,163,419	$(66,608)	$1,836,750

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2024	52,348,511	$52	16,746,676	$17	$739,870	$1,163,419	$(66,608)	$1,836,750
Shares issued	91,656	—	1,978,147	2	94,028	—	—	94,030
Stock compensation vesting (Note 14)	—	—	—	—	163,599	—	—	163,599
Dividends	—	—	—	—	—	(168,392)	—	(168,392)
Conversion of Class B to Class A shares	1,699,118	2	(1,699,118)	(2)	—	—	—	—
Shares issued to non-employee directors (Note 14)	5,248	—	—	—	710	—	—	710
Other shares repurchased/forfeited	(322,344)	—	(1,004,599)	(1)	(154,857)	—	—	(154,858)
Net income	—	—	—	—	—	399,711	—	399,711
Change in unrealized translation	—	—	—	—	—	—	3,327	3,327
Total comprehensive income	—	—	—	—	—	399,711	3,327	403,038
Balances – March 31, 2025	53,822,189	$54	16,021,106	$16	$843,350	$1,394,738	$(63,281)	$2,174,877

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
(In thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$399,711	$280,301	$254,223
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(957)	20,470	(3,446)
Provision for bad debts, net	9,260	7,264	6,429
Unrealized (gains)/losses on investment securities	(1,449)	(876)	3,680
Non-cash lease expense	37,303	32,908	26,609
Depreciation and amortization	41,270	28,536	58,221
Contingent consideration valuation	(1,047)	(10,373)	2,131
Compensation expense — equity and liability classified share awards (Note 14)	168,443	166,595	156,936
Changes in operating assets and liabilities:
Accounts receivable	(55,698)	(23,828)	(37,742)
Unbilled work in progress	33,770	(77,477)	(11,596)
Other assets	(33,194)	(6,756)	(25,958)
Accrued salaries and bonuses	210,254	(42,269)	(189,534)
Accounts payable and accrued expenses and other	(13,367)	(23,192)	(32,014)
Deferred income	15,076	(7,556)	11,943
Income taxes payable	39,234	(15,289)	(83,609)
Net cash provided by operating activities	848,609	328,458	136,273

Cash flows from investing activities:
Purchases of investment securities	(250,476)	(11,278)	(19,230)
Sales or maturities of investment securities	94,305	11,458	87,384
Acquisition of businesses, net of cash acquired	(69,188)	(3,856)	(20,427)
Purchase of property and equipment, net	(39,699)	(66,730)	(50,731)
Net cash used in investing activities	(265,058)	(70,406)	(3,004)

Cash flows from financing activities:
Dividends paid	(165,217)	(148,454)	(140,384)
Share repurchases	(52,514)	(24,952)	(48,659)
Payments to settle employee tax obligations on share-based awards	(102,343)	(70,713)	(42,283)
Earnouts paid	(9,706)	(7,053)	(6,679)
Loans payable to former shareholders redeemed	—	—	(539)
Repayments of loans to non-affiliates	—	—	(2,488)
Other financing activities	710	587	570
Net cash used in financing activities	(329,070)	(250,585)	(240,462)
Effects of exchange rate changes on cash and cash equivalents	(756)	(425)	(12,065)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	253,725	7,042	(119,258)
Cash, cash equivalents and restricted cash – beginning of period	721,854	714,812	834,070
Cash, cash equivalents and restricted cash – end of period	$975,579	$721,854	$714,812

Supplemental disclosures of non-cash activities:
Shares issued via vesting of liability classified awards	$5,953	$5,176	$5,955
Promissory note issued as consideration for acquisition	351	14,500	—
Shares issued as consideration for acquisition	84,995	19,343	7,238
Cash acquired through acquisitions	$3,836	$224	$11,933
Cash paid during the year:
Interest	$1,363	$579	$5,904
Taxes, net of refunds	93,312	105,056	156,786
Regulatory fines and penalties	—	15,000	—

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data or as otherwise stated)

Note 1 — Background
Houlihan Lokey, Inc. is a Delaware corporation. Unless the context otherwise requires, as used in this Annual Report on Form 10-K, the terms “Houlihan Lokey”, “HL, Inc.”, “the Company”, “we”, “our”, and “us” refer to Houlihan Lokey, Inc., and, in each case, unless otherwise stated, all of its subsidiaries. The Company controls the following primary subsidiaries:
•Houlihan Lokey Capital, Inc., a California corporation (“HL Capital, Inc.”), is a wholly-owned indirect subsidiary of HL, Inc. HL Capital, Inc. is registered as a broker-dealer under Section 15(b) of the Securities Exchange Act of 1934 and a member of Financial Industry Regulatory Authority, Inc.

•Houlihan Lokey Financial Advisors, Inc., a California corporation (“HL FA, Inc.”), is a wholly-owned indirect subsidiary of HL, Inc.

•Houlihan Lokey UK Limited, a private limited company registered in England (“HL UK Ltd.”), is an indirect subsidiary of HL, Inc. HL UK Ltd. is regulated by the Financial Conduct Authority in the United Kingdom (“U.K.”).

The Company offers financial services and financial advice to a broad clientele through more than thirty offices in the United States of America, South America, Europe, the Middle East, and the Asia-Pacific region. The Company earns professional fees by providing focused services across the following three business segments:

•    Corporate Finance (“CF”) provides general financial advisory services and advice on mergers and acquisitions and capital markets offerings. We advise public and private institutions, including financial sponsors, on a wide variety of matters, including buy-side and sell-side M&A transactions, debt and equity financings in both the private and public markets, and other corporate finance transactions. The majority of our CF revenues consists of fees paid upon the successful completion of the transaction or engagement (“Completion Fees”). A CF transaction can fail to be completed for many reasons that are outside of our control. In these instances, our fees are generally limited to the fees paid at the time an engagement letter is signed (“Retainer Fees”) and in some cases fees paid during the course of the engagement (“Progress Fees”) that may have been received.

•    Financial Restructuring (“FR”) provides advice to debtors, creditors and other parties-in-interest in connection with recapitalization/deleveraging transactions implemented through bankruptcy proceedings and out-of-court exchanges, consent solicitations or other mechanisms, as well as in distressed mergers and acquisitions and capital markets activities. As part of these engagements, our FR business segment offers a wide range of advisory services to our clients, including: the structuring, negotiation, and confirmation of plans of reorganization; structuring and analysis of exchange offers; liability management transactions; corporate viability assessment; dispute resolution and expert testimony; and procuring debtor-in-possession financing. The majority of our FR revenues consists of Completion Fees. Although atypical, FR transactions can fail to be completed for many reasons that are outside of our control. In these instances, our fees are generally limited to the Retainer Fees and/or Progress Fees.

•    Financial and Valuation Advisory (“FVA”) primarily provides financial advisory and valuation services with respect to companies, debt and equity interests (including complex illiquid investments), and other types of assets and liabilities; fairness opinions in connection with mergers and acquisitions and other transactions, solvency opinions in connection with corporate spin-offs and dividend recapitalizations, and other types of financial opinions in connection with other transactions; as well as diligence, tax, transaction accounting, and other financial advisory services to companies, boards of directors, special committees, retained counsel, financial and strategic investors, trustees, and other parties. Also, our FVA business segment provides dispute resolution services to clients where fees are usually based on the hourly rates of our financial professionals. Unlike our CF or FR segments, the fees generated in our FVA segment are generally not contingent on the successful completion of a transaction.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”), pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), and include all information and footnotes required for consolidated financial statement presentation, and include all disclosures required under GAAP for annual financial statements.
In connection with certain acquisitions, select employees may be entitled to deferred consideration, primarily in the form of retention payments, contingent upon the fulfillment of specific service and/or performance conditions in the future. Accordingly, beginning with the quarter ended September 30, 2024, such deferred consideration is presented as Acquisition related compensation and benefits. Prior to the quarter ended September 30, 2024, such Acquisition related compensation and benefits were included as a component of Employee compensation and benefits within our Consolidated Statements of Comprehensive Income. Beginning with the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, management has deemed it beneficial for stakeholders to separately disclose Acquisition related compensation and benefits and Employee compensation and benefits within our Consolidated Statements of Comprehensive Income. Comparable prior year information has been recast to reflect this new presentation. These reclassifications had no impact on net income, stockholders' equity, or cash flows as previously reported.
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

Revenues from FR engagements primarily consist of fees generated in connection with advisory services to debtors, creditors and other parties-in-interest involving recapitalization or deleveraging transactions implemented both through bankruptcy proceedings and out-of-court exchanges, consent solicitations or other mechanisms, as well as in distressed mergers and acquisitions and capital markets activities. Retainer Fees and Progress Fees from FR engagements are recognized over time using a time elapsed measure of progress as our clients simultaneously receive and consume the benefits of those services as they are provided. Completion Fees from these engagements are recognized at a point in time when the related transaction has been effectively closed. At that time, the Company has transferred control of the promised service and the customer obtains control. Completion Fees from these engagements are considered variable and constrained until the related transaction has been effectively closed as they are contingent upon a future event, which includes factors outside of our control (e.g., completion of a transaction or third party emergence from bankruptcy or approval by the court).

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
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of March 31, 2025, we had one foreign currency forward contract between the U.S. Dollar and Pound Sterling, with an aggregate notional value of $75,000 and one foreign currency forward contract between the Swedish Krona and the Pound Sterling, with an aggregate notional value of SEK 79,000. As of March 31, 2024, we had one foreign currency forward contract between the U.S. Dollar and Pound Sterling, with an aggregate notional value of $38,300. The fair value of these foreign currency forward contracts represented a gain included in Other operating expenses of $237 and $55 during the year ended March 31, 2025 and March 31, 2024, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Fair Value Measurements
The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels in accordance with Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement:
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

The carrying value of loans to employees included in Other assets approximate fair value due to the variable interest rate borne by those instruments.

Cash and Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash held at banks and highly liquid investments with original maturities of three months or less. As of March 31, 2025 and 2024, the Company had cash balances with banks in excess of insured limits. The Company believes it is not exposed to any significant credit risk with respect to Cash and cash equivalents.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
The following table provides a reconciliation of Cash and cash equivalents, and Restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	March 31, 2025	March 31, 2024
Cash and cash equivalents	$971,007	$721,235
Restricted cash (1)	4,572	619
Total cash, cash equivalents, and restricted cash	$975,579	$721,854
(1)Restricted cash as of March 31, 2025 and March 31, 2024 included cash deposits in support of two letters of credit for our Frankfurt office. Restricted cash as of March 31, 2025 also included cash held in escrow accounts and collateral to support rent guarantees.

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
Leases
We assess whether an arrangement is or contains a lease at the inception of the agreement. Right-of-use (“ROU”) assets represent our right to use underlying assets for the lease term and lease liabilities represent our obligation to make lease payments arising from leases. ROU assets and lease liabilities are recognized at the commencement date based on the present value of future lease payments over the lease terms utilizing the discount rate implicit in the leases. If the discount rate implicit in the leases is not readily determinable, the present value of future lease payments is calculated utilizing the Company’s incremental borrowing rate, which approximates the interest that the Company would have to pay on a secured loan. The Company elected to utilize a portfolio approach and applies the rates to a portfolio of leases with similar terms and economic environments. The terms of our leases used to determine the ROU asset and lease liability account for options to extend when it is reasonably certain that we will exercise those options, if applicable. ROU assets and lease liabilities are subject to adjustment in the event of modification to lease terms, changes in probability that an option to extend or terminate a lease would be exercised and other factors. In addition, ROU assets are periodically reviewed for impairment.

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
Goodwill is reviewed annually during the fourth quarter for impairment and more frequently if potential impairment indicators exist. Goodwill is reviewed for impairment in accordance with ASC Topic 350, Intangibles – Goodwill and Other, as amended by Accounting Standards Update (“ASU”) No. 2017-04, Simplifying the Test for Goodwill Impairment, which permits management to perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit is less than its corresponding carrying value. If management determines the reporting unit's fair value is more likely than not less than its carrying value, a quantitative analysis will be performed to compare the fair value of the reporting unit with its corresponding carrying value. If the conclusion of the quantitative analysis is that the fair value is in fact less than the carrying value, management will recognize a goodwill impairment charge for the amount by which the reporting unit’s carrying value exceeds its fair value. Impairment testing of goodwill requires a significant amount of judgment in assessing both qualitative factors and if necessary, quantitative factors used to estimate the fair value of the reporting unit. As of March 31, 2025, management concluded that it was not more likely than not that the Company’s reporting units’ fair value was less than their carrying amount and no further quantitative impairment testing had been considered necessary.
Indefinite-lived intangible assets are reviewed annually for impairment in accordance with ASU 2012-02, Testing Indefinite-lived Intangible Assets for Impairment, which provides management the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. As of March 31, 2025, management concluded that it was not more likely than not that the fair values were less than the carrying values.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group (inclusive of other long-lived assets) be tested for possible impairment, management first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of March 31, 2025, no events or changes in circumstances were identified that indicated that the carrying amount of the finite-lived intangible assets were not recoverable.

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

Recent Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which was designed to enhance disclosure requirements for public entities’ reportable segments. The update addresses investor calls for more comprehensive information regarding the expenses of each reportable segment. The amendments introduce additional annual and interim disclosure requirements, with a primary focus on significant segment expenses, each segment's profit or loss, and details pertaining to the Chief Operating Decision Maker (“CODM”). The Company has implemented the updated guidance and has revised its segment disclosures accordingly in Note 18.

The Company has evaluated all recently issued accounting pronouncements and, except as discussed below, has determined that no such standards that are not yet effective would have a material impact on the Company's consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU enhances transparency in income tax reporting by expanding disclosure requirements for the rate reconciliation and income taxes paid. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.
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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
The change in the Company’s contract assets and liabilities during the period primarily reflects the timing difference between the Company’s performance and the customer’s payment. The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	March 31, 2025	March 31, 2024
Receivables, net (1)	$247,622	$192,952
Unbilled work in progress, net of allowance for credit losses	157,760	192,012
Contract Assets (1)	9,704	6,678
Contract Liabilities (2)	48,215	33,139
(1)Included within Accounts receivable, net of allowance for credit losses in the Consolidated Balance Sheets.
(2)Included within Deferred income in the Consolidated Balance Sheets.

During the years ended March 31, 2025 and 2024, $21,514 and $28,400 of revenues, respectively, were recognized that were included in the Deferred income balance at the beginning of the period.

As a practical expedient, the Company does not disclose information about remaining performance obligations pertaining to (i) contracts that have an original expected duration of one year or less and/or (ii) contracts where the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that is or forms part of a single performance obligation. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material at March 31, 2025.
Note 4 — Related Party Transactions
The Company has historically provided financial advisory services to its affiliates and certain other related parties, and received fees for these services totaling approximately $3,640, $9,044, and $284 during the years ended March 31, 2025, 2024, and 2023, respectively. Accounts receivable and Unbilled work in progress in the accompanying Consolidated Balance Sheets include amounts pertaining to these services of $1,111 and $7,228, respectively, as of March 31, 2025 and 2024, respectively.

Other assets in the accompanying Consolidated Balance Sheets includes loans receivable from certain employees of $44,290 and $32,937 as of March 31, 2025 and 2024, respectively.
Note 5 — Fair Value Measurements
The following table presents information about the Company's financial assets, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	March 31, 2025
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$178,150	$—	$178,150
U.S. treasury securities	—	16,904	—	16,904
Common stock	21	—	—	21
Certificates of deposit	—	549	—	549
Total asset measured at fair value	$21	$195,603	$—	$195,624

	March 31, 2024
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$21,641	$—	$21,641
U.S. treasury securities	—	15,833	—	15,833
Certificates of deposit	—	531	—	531
Total asset measured at fair value	$—	$38,005	$—	$38,005

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
The Company had no transfers between fair value levels during the years ended March 31, 2025 and March 31, 2024.

Note 6 — Investment Securities
The amortized cost and gross unrealized gains (losses) of marketable investment securities accounted under the fair value method were as follows:

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$177,687	$627	$(164)	$178,150
U.S. treasury securities	17,044	17	(157)	16,904
Common stock	21	—	—	21
Certificates of deposit	549	—	—	549
Total securities with unrealized gains/(losses)	$195,301	$644	$(321)	$195,624

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$22,318	$8	$(685)	$21,641
U.S. treasury securities	16,071	110	(348)	15,833
Certificates of deposit	531	—	—	531
Total securities with unrealized gains/(losses)	$38,920	$118	$(1,033)	$38,005
Scheduled maturities of the securities held by the Company included within the investment securities portfolio were as follows:

	March 31, 2025		March 31, 2024
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$166,799	$167,328	$7,592	$7,566
Due within years two through five	28,502	28,296	31,328	30,439
Total debt within the investment securities portfolio	$195,301	$195,624	$38,920	$38,005
Note 7 — Allowance for Credit Losses
The following table presents information about the Company's allowance for credit losses:

	March 31, 2025	March 31, 2024
Beginning balance	$14,899	$14,395
Provision for bad debt, net	9,260	7,264
Write-off of uncollectible accounts, net	(3,552)	(6,760)
Ending balance	$20,607	$14,899

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Note 8 — Property and Equipment
Property and equipment, net of accumulated depreciation consists of the following:

	Useful Lives	March 31, 2025	March 31, 2024
Equipment	5 years	$10,409	$9,972
Furniture and fixtures	5 years	37,801	29,672
Leasehold improvements	10 years	159,961	144,996
Computers and software	3 years	13,620	12,282
Other	Various	8,092	8,088
Total cost		229,883	205,010
Less: accumulated depreciation		(80,533)	(68,309)
Total net book value		$149,350	$136,701
Additions to property and equipment during the years ended March 31, 2025 and March 31, 2024 were primarily related to leasehold improvement costs incurred.
Depreciation expense of $21,942, $17,782, and $13,250 was recognized during the years ended March 31, 2025, 2024, and 2023, respectively.
Note 9 — Goodwill and Other Intangible Assets
The following table provides a reconciliation of Goodwill and other intangible assets, net reported on the Consolidated Balance Sheets.

	Useful Lives	March 31, 2025	March 31, 2024
Goodwill	Indefinite	$1,284,589	$1,127,497
Tradename-Houlihan Lokey	Indefinite	192,210	192,210
Other intangible assets	Varies	133,785	98,897
Total cost		1,610,584	1,418,604
Less: accumulated amortization		(113,325)	(93,668)
Goodwill and other intangible assets, net		$1,497,259	$1,324,936
Amortization expense of approximately $19,328, $10,754, and $44,971 was recognized for finite-lived intangible assets for the years ended March 31, 2025, 2024, and 2023, respectively.

The estimated future amortization for finite-lived intangible assets for each of the next five years and thereafter are as follows:

Year Ended March 31,
2026	$13,990
2027	834
2028	682
2029	657
2030 and thereafter	3,993

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)

Goodwill attributable to the Company’s business segments is as follows:

	April 1, 2024	Change	March 31, 2025
Corporate Finance (1)	$872,967	$145,016	$1,017,983
Financial Restructuring	162,815	—	162,815
Financial and Valuation Advisory (2)	91,715	12,076	103,791
Goodwill	$1,127,497	$157,092	$1,284,589
(1)Change pertains primarily to the acquisition of Waller Helms Advisors LLC and Triago.
(2)Change pertains primarily to the acquisition of Prytania Solutions Ltd.
Note 10 — Other Liabilities
On August 23, 2019, the Company entered into a syndicated revolving line of credit with Bank of America, N.A. and certain other financial institutions party thereto, which was amended by the First Amendment to Credit Agreement dated as of August 2, 2022 (the “HLI Line of Credit”), which allows for borrowings of up to $100,000 (and, subject to certain conditions, provides the Company with an uncommitted expansion option, which, if exercised in full, would provide for a total credit facility of $200,000) and matures on August 23, 2025 (or if such date is not a business day, the immediately preceding business day). Borrowings under the HLI Line of Credit bear interest at a floating rate, which can be either, at the Company's option, (i) Term Secured Overnight Financing Rate (“SOFR”) plus a 0.10% SOFR adjustment plus a 1.00% margin or (ii) base rate, which is the highest of (a) the Federal Funds Rate plus one-half of one percent (0.50%), (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (c) Term SOFR plus a 0.10% SOFR adjustment. Commitment fees apply to unused amounts, and the HLI Line of Credit contains debt covenants which require that the Company maintain certain financial ratios. As of March 31, 2025 and 2024, no principal was outstanding under the HLI Line of Credit.

In December 2023, the Company acquired 7 Mile Advisors, LLC (“7MA”). Total consideration included an unsecured note of $14,500 bearing interest at an annual rate of 2.00% and payable on December 11, 2053. The note was issued by the Company to the former principals and sellers of 7MA (who became employees of the Company). Under certain circumstances, the note will be pre-paid to each seller for Company stock over a three-year period in equal annual installments starting in December 2025. The Company incurred interest expense of $290 and $88 for the years ended March 31, 2025 and 2024, respectively. Contingent consideration was also issued in connection with the acquisition of 7MA, which had a fair value of $2,200 and $4,000 as of March 31, 2025 and 2024, respectively, and is included in Other liabilities in our Consolidated Balance Sheets.

In December 2024, the Company acquired Waller Helms Advisors LLC (“WHA”). Contingent consideration was issued in connection with the acquisition of WHA, which had a fair value of $30,000 as of March 31, 2025.
Note 11 — Accumulated Other Comprehensive (Loss)
Accumulated other comprehensive (loss) is comprised of Foreign currency translation adjustments of $3,327 and $(3,794) for the years ended March 31, 2025 and 2024, respectively. We do not expect the change in foreign currency translation to have a material impact on our operating results and financial position.
Accumulated other comprehensive (loss) as of March 31, 2025, 2024, and 2023, was comprised of the following:

Total
Balance, March 31, 2023	$(62,814)
Foreign currency translation adjustments	(3,794)
Balance, March 31, 2024	(66,608)
Foreign currency translation adjustments	3,327
Balance, March 31, 2025	$(63,281)

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Note 12 — Income Taxes
The Company’s provision for income taxes was $131,624, $110,238, and $69,777, for the years ended March 31, 2025, 2024, and 2023, respectively. This represents effective tax rates of 24.8%, 28.2%, and 21.5% for the years ended March 31, 2025, 2024, and 2023, respectively.

The provision for income taxes on operations for the years ended March 31, 2025, 2024, and 2023 is comprised of the following approximate values:

	Year Ended March 31,
	2025	2024	2023
Current:
Federal	$73,724	$40,838	$66,529
State and local	15,065	16,116	4,819
Foreign	43,792	32,814	1,875
Subtotal	132,581	89,768	73,223
Deferred:
Federal	(7,593)	14,116	1,605
State and local	1,114	3,498	1,092
Foreign	5,522	2,856	(6,143)
Subtotal	(957)	20,470	(3,446)
Total	$131,624	$110,238	$69,777

The provision for income taxes on operations for the years ended March 31, 2025, 2024, and 2023 is reconciled to the income taxes computed at the statutory federal income tax rate (computed by applying the federal corporate rate of 21% to consolidated operating income before provision for income taxes) as follows:

	Year Ended March 31,
	2025		2024		2023
Federal income tax provision computed at statutory rate	$111,580	21.0%	$82,013	21.0%	$68,040	21.0%
State and local taxes, net of federal tax effect	21,297	4.0%	20,027	5.1%	16,609	5.1%
Tax impact from foreign operations	12,535	2.4%	7,922	2.0%	(5,040)	(1.5)%
Nondeductible expenses	14,313	2.7%	9,133	2.4%	9,396	2.9%
Stock compensation	(20,387)	(3.8)%	(7,468)	(1.9)%	(8,044)	(2.5)%
Uncertain tax positions, true-up items, and other	(7,714)	(1.5)%	(1,389)	(0.4)%	(11,184)	(3.5)%
Total	$131,624	24.8%	$110,238	28.2%	$69,777	21.5%

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Deferred income taxes arise principally from temporary differences between book and tax recognition of income, expenses, and losses relating to financing and other transactions. The deferred income taxes on the accompanying Consolidated Balance Sheets as of March 31, 2025 and March 31, 2024, comprise the following:

	March 31, 2025	March 31, 2024
Deferred tax assets:
Deferred compensation expense/accrued bonus	$125,428	$109,416
Allowance for credit losses	2,246	1,243
Accounts receivable and work in progress	950	9,577
US foreign tax credits	2,365	2,313
Operating lease liabilities	85,088	87,219
Non-US	40,639	43,434
Other, net	2,431	6,051
Total deferred tax assets	259,147	259,253
Deferred tax asset valuation allowance	(13,415)	(12,386)
Total deferred tax assets	245,732	246,867
Deferred tax liabilities:
Intangibles	(69,335)	(71,575)
Operating lease right-of-use assets	(67,901)	(69,978)
Other, net	(24,504)	(22,755)
Total deferred tax liabilities	(161,740)	(164,308)
Net deferred tax assets	$83,992	$82,559

The Company has various foreign net operating losses totaling $41,707. If not utilized, the foreign net operating loss carryforwards will begin to expire in three years, although in certain jurisdictions these attributes do not expire. A valuation allowance is required when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company has determined that deferred tax assets related to US foreign tax credits and certain foreign deferred tax assets are not likely to be realized. The Company’s US foreign tax credit carryforwards as of March 31, 2025 were primarily driven as a result of U.S. Tax Reform. The Company assessed the realizability of these foreign tax credits based on currently enacted and proposed legislation issued by the U.S. Department of Treasury and the Internal Revenue Service, and recorded a full valuation allowance of $2,365 and $2,313 against these assets for March 31, 2025 and 2024, respectively. The Company does not expect to utilize these foreign tax credits in the future as the Company does not currently project future foreign source income. These foreign tax credits will expire in various years through 2029. In addition, certain deferred tax assets related to tax deductible goodwill from previous acquisitions and net operating losses generated from these deductions were not more likely than not realizable; therefore, the Company maintained valuation allowances for March 31, 2025 and 2024 of $11,051 and $10,072 respectively. The change in the total valuation allowance was an increase of $979 and $9,139 during the years ended March 31, 2025 and March 31, 2024, respectively.

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

As of March 31, 2025 and March 31, 2024, the Company had recorded liabilities for interest and penalties related to uncertain tax positions in the amounts of $0 and $576, respectively. Unrecognized tax positions totaled $329 and $15,800 as of March 31, 2025 and March 31, 2024, respectively. If the income tax impacts from these tax positions are ultimately realized, such realization would affect the income tax provision and effective tax rate. The Company expects $201 of the unrecognized tax position to be recognized within the next 12 months.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
A reconciliation of the unrecognized tax position as of March 31, 2025 and March 31, 2024 is as follows:

	March 31, 2025	March 31, 2024
Unrecognized tax position at the beginning of the year	$15,800	$14,825
Increase related to prior year tax positions	—	2,233
Decrease related to prior year tax positions	(15,471)	(1,258)
Unrecognized tax position at the end of the year	$329	$15,800

The Company files consolidated federal income tax returns, as well as consolidated and separate returns in state and local jurisdictions. As of March 31, 2025, all of the federal income tax returns filed since 2022 by the Company are still subject to adjustment upon audit. The Company also files combined and separate income tax returns in many states, which are also open to adjustment.
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

	Year Ended March 31,
	2025	2024	2023
Numerator:
Net income attributable to Houlihan Lokey, Inc.	$399,711	$280,301	$254,223
Denominator:
Weighted average shares of common stock outstanding — basic	65,724,473	64,337,975	63,358,408
Weighted average number of incremental shares pertaining to unvested restricted stock and issuable in respect of unvested restricted stock units, as-calculated using the treasury stock method	2,933,874	3,821,415	4,227,855
Weighted average shares of common stock outstanding — diluted	68,658,347	68,159,390	67,586,263

Basic earnings per share	$6.08	$4.36	$4.01
Diluted earnings per share	$5.82	$4.11	$3.76
Note 14 — Employee Benefit Plans
Defined Contribution Plans
The Company sponsors a 401(k) defined contribution savings plan for its domestic employees and defined contribution retirement plans for its international employees. The Company contributed $13,423, $12,526, and $10,640 to these plans during the years ended March 31, 2025, 2024, and 2023, respectively.
Share-Based Incentive Plans
Following the IPO, additional awards of restricted shares and restricted stock units have been and will be made under the Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan (the “2016 Incentive Plan”), which became effective in August 2015 and was amended in October 2017. Under the 2016 Incentive Plan, it is anticipated that the Company will continue to grant cash and equity-based incentive awards to eligible service providers in order to attract, motivate, and retain the talent necessary to operate the Company's business. Equity-based incentive awards issued under the 2016 Incentive Plan generally vest over a four-year period. Restricted shares of Class A common stock were granted under the 2016 Incentive Plan to i) six independent directors in the first quarter of fiscal 2023 at $84.55, (ii) six independent directors in the first quarter of fiscal 2024 at $87.60, and (iii) six independent directors in the first quarter of the fiscal year ending March 31, 2025, at $134.08 per share.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
An excess tax benefit of $20,387 and $7,468 was recognized during the years ended March 31, 2025 and 2024, respectively, as a component of the provision for income taxes and an operating activity on the Consolidated Statements of Cash Flows. The Company recorded cash outflows of $(102,343), $(70,713), and $(42,283) related to the settlement of share-based awards in satisfaction of withholding tax requirements in financing activities on the Consolidated Statements of Cash Flows for the years ended March 31, 2025, 2024, and 2023, respectively.
We recognize compensation expense for all stock-based awards, including restricted stock and restricted stock units (“RSU”s), based on the estimate of fair value of the award at the grant date. The fair value of each restricted stock and RSU award is measured based on the closing stock price of our common stock on the date of grant. We account for forfeitures as they occur. The compensation expense is recognized using a straight-line basis over the requisite service periods of the awards, which is four years.
The share awards are classified as equity awards at the time of grant unless the number of shares granted is unknown. Awards that are settleable in shares based upon a future determinable stock price are classified as liabilities until the price is established and the resulting number of shares is known, at which time they are re-classified from liabilities to equity awards. Activity in equity classified share awards that relate to the Company's 2006 Incentive Award Plan (the “2006 Incentive Plan”) and the 2016 Incentive Plan during the years ended March 31, 2025, 2024, and 2023, is as follows:

Unvested Share Awards	Shares	Weighted Average Grant Date Fair Value
Balance, April 1, 2022	4,314,375	$71.42
Granted	2,266,088	84.78
Vested	(1,175,311)	59.77
Shares repurchased/forfeited	(123,373)	79.00
Balance, March 31, 2023	5,281,779	79.57
Granted	1,244,902	87.60
Vested	(1,655,390)	74.28
Shares repurchased/forfeited	(352,267)	84.05
Balance, March 31, 2024	4,519,024	83.37
Granted	1,011,584	137.59
Vested	(1,619,144)	80.49
Shares repurchased/forfeited	(225,371)	91.62
Balance, March 31, 2025	3,686,093	$99.02

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Activity in liability classified share awards during the years ended March 31, 2025, 2024, and 2023 is as follows:

Awards Settleable in Shares	Fair Value
Balance, April 1, 2022	$14,349
Offer to grant	5,318
Share price determined-converted to cash payments	(2,664)
Share price determined-transferred to equity grants (1)	(3,411)
Forfeited	(1,621)
Balance, March 31, 2023	11,971
Offer to grant	7,022
Share price determined-converted to cash payments	(3)
Share price determined-transferred to equity grants (1)	(1,806)
Forfeited	—
Balance, March 31, 2024	17,184
Offer to grant	1,198
Share price determined-converted to cash payments	(5)
Share price determined-transferred to equity grants (1)	(3,896)
Forfeited	(4,139)
Balance, March 31, 2025	$10,342
(1)29,057, 40,702, and 46,430 shares for the years ended March 31, 2025, 2024, and 2023, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)

The following table summarizes the activity of our RSUs for the years ended March 31, 2025, 2024, and 2023, respectively.

Restricted Stock Units	RSUs	Weighted Average Grant Date Fair Value
RSUs as of April 1, 2022	1,038,503	$95.27
Issued	50,556	84.55
Forfeitures	(14,275)	96.82
Vested	(24,138)	63.75
RSUs as of March 31, 2023	1,050,646	95.46
Issued	94,286	87.60
Forfeitures	(266,883)	94.38
Vested	(34,319)	91.07
RSUs as of March 31, 2024	843,730	95.09
Issued	136,559	155.37
Forfeitures	(28,396)	94.99
Vested	(274,880)	94.77
RSUs as of March 31, 2025	677,013	$107.39

Compensation expenses for the Company associated with both equity-classified and liability-classified awards totaled $168,443, $166,595, and $156,936 for the years ended March 31, 2025, 2024, and 2023, respectively. As of March 31, 2025 and March 31, 2024 there was $303,520 and $298,100, respectively, of total unrecognized compensation cost related to unvested share awards granted under the 2016 Incentive Plan. These costs are recognized over a weighted average period of 1.8 years and 2.9 years, as of March 31, 2025 and March 31, 2024, respectively.
On October 24, 2024, our board of directors approved an amendment (the “Amendment”) to the 2016 Incentive Plan reducing the number of shares of common stock available for issuance under the 2016 Incentive Plan. Under the Amendment, the aggregate number of shares of common stock available for issuance under awards granted pursuant to the 2016 Incentive Plan on or after October 24, 2024 was equal to 8.0 million. Pursuant to the Amendment, the number of shares available for issuance increased on April 1, 2025 by 4,231,218.
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

Class A Common Stock
During the year ended March 31, 2025, the Company issued 5,248 shares to non-employee directors, and 1,699,118 shares were converted from Class B to Class A. During the year ended March 31, 2024, the Company issued 6,609 shares to non-employee directors, and 1,942,078 shares were converted from Class B to Class A. As of March 31, 2025, there were 53,753,606 Class A shares held by the public and 68,583 Class A shares held by non-employee directors. As of March 31, 2024, there were 52,283,576 Class A shares held by the public and 64,935 Class A shares held by non-employee directors.

Class B Common Stock
As of March 31, 2025, there were 16,021,106 Class B shares held by the HL Voting Trust. As of March 31, 2024, there were 16,746,676 Class B shares held by the HL Voting Trust.

Dividends
Previously declared dividends related to unvested shares of $22,790 and $22,883 were unpaid as of March 31, 2025 and 2024, respectively.
Stock Subscriptions Receivable
Employees of the Company periodically issued notes receivable to the Company documenting loans made by the Company to such employees for the purchase of restricted shares of the Company.
Share Repurchases
In April 2022, the board of directors authorized an increase to the existing July 2021 share repurchase program, which provides for share repurchases of an aggregate amount of up to $500,000 of the Company's Class A common stock and Class B common stock. As of March 31, 2025, shares with a value of $405,524 remained available for purchase under the program.

During the years ended March 31, 2025, 2024, and 2023, the Company repurchased 676,572, 772,794, and 507,511 shares, respectively, of Class B common stock, to satisfy $102,343, $70,713, and $42,283 of required withholding taxes in connection with the vesting of restricted awards, respectively. During the years ended March 31, 2025, 2024, and 2023, the Company repurchased an additional 322,344, 240,666, and 677,287 shares of its outstanding common stock, respectively, at a weighted average price of $161.90, $103.68, and $85.74 per share, excluding commissions, for an aggregate purchase price of $52,189, $24,952, and $58,073, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Note 16 — Leases
Lessee Arrangements
Operating Leases

We lease real estate and equipment used in operations from third parties. As of March 31, 2025, the remaining term of our operating leases ranged from 1 to 15 years with various automatic extensions.
The following table outlines the maturity of our existing operating lease liabilities on a fiscal year-end basis as of March 31, 2025.

Maturity of Operating Leases

Operating Leases
2026	$49,866
2027	55,393
2028	56,554
2029	55,787
2030	54,088
2031 and thereafter	308,722
Total	580,410
Less: present value discount	(142,225)
Operating lease liabilities	$438,185
As of March 31, 2025, the Company entered into an operating lease for additional office space that has not yet commenced, for approximately $4,600. This operating lease will commence during fiscal year 2026 with a lease term of 5 years.

Lease costs

	March 31, 2025	March 31, 2024
Operating lease expense	$61,106	$57,436
Variable lease expense (1)	19,419	19,493
Short-term lease expense	231	211
Less: Sublease income	(2,874)	(1,059)
Total lease costs	$77,882	$76,081
(1)Primarily consists of payments for property taxes, common area maintenance and usage based operating costs.

Weighted-average details

	March 31, 2025	March 31, 2024
Weighted-average remaining lease term (years)	11	12
Weighted-average discount rate	5.4%	5.3%

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)
Supplemental cash flow information related to leases:

	March 31, 2025	March 31, 2024
Operating cash flows:
Cash paid for amounts included in the measurement of Operating lease liabilities	$56,312	$34,341

Non-cash activity:
Operating lease right-of-use assets obtained in exchange of Operating lease liabilities	$55,433	$21,114
Change in Operating lease right-of-use assets due to remeasurement	(9,215)	20,376
Note 17 — Commitments and Contingencies
The Company has been named in various legal actions arising in the normal course of business. In the opinion of the Company, in consultation with legal counsel, the final resolutions of these matters are not expected to have a material adverse effect on the Company’s financial condition, operations and cash flows.
The Company provides routine indemnifications relating to certain real estate (office) lease agreements under which it may be required to indemnify property owners for claims and other liabilities arising from the Company’s use of the applicable premises. In addition, the Company guarantees the performance of its subsidiaries under certain office lease agreements. The terms of these obligations vary, and because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the maximum amount that it could be obligated to pay under such contracts. Based on historical experience and evaluation of specific indemnities, management believes that judgments, if any, against the Company related to such matters are not likely to have a material effect on the consolidated financial statements. Accordingly, the Company has not recorded any liability for these obligations as of March 31, 2025 or March 31, 2024.
Note 18 — Segment and Geographical Information
The Company’s reportable segments, described in Note 1, were identified based on several primary factors, including: each segment operates under independent management, offers distinct services, and requires specialized expertise for service delivery. Revenues by segment represent fees earned on the various services offered within each segment. Our operating expenses are classified as employee compensation and benefits expense and non-compensation expense; revenue and headcount are the primary drivers of our operating expenses. Our employee compensation and benefits expense consists of base salary, payroll taxes, benefits, annual incentive compensation payable as cash bonus awards, deferred cash bonus awards, and the amortization of equity-based bonus awards. The balance of our operating expenses (non-compensation expense) includes costs for travel, meals and entertainment, rent, depreciation and amortization, information technology and communications, professional fees, and other operating expenses. Segment profit consists of segment revenues, less (1) direct expenses including compensation, travel, meals and entertainment, professional fees, and bad debt and (2) expenses allocated by headcount such as communications, rent, depreciation and amortization, and office expense. The corporate expense category includes costs not allocated to individual segments, including charges related to incentive compensation and share-based payments to corporate employees, as well as expenses of senior management and corporate departmental functions managed on a worldwide basis, including office of the executives, accounting, human capital, marketing, information technology, and legal and compliance. The following tables present information about revenues, profit and assets by segment and geography. The Company's CODM is its Chief Executive Officer. The CODM oversees the performance of the Company's three reportable segments by analyzing their financial metrics, including revenues by segment and segment profit. The financial metrics the CODM regularly receives does not include asset information and does not use segment asset information to assess performance or allocate resources. Comparable prior year information has been recast to reflect the additional disclosure of employee compensation and benefits by segment and non-compensation expense by segment.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)

	Year Ended March 31,
	2025	2024	2023
Revenues by segment
Corporate Finance	$1,526,756	$1,106,826	$1,127,126
Financial Restructuring	544,478	521,984	395,733
Financial and Valuation Advisory	318,182	285,594	286,588
Revenues	2,389,416	1,914,404	1,809,447

Employee compensation and benefits by segment (1)
Corporate Finance	871,313	638,072	623,884
Financial Restructuring	289,979	282,431	238,032
Financial and Valuation Advisory	175,412	155,502	159,254
Non-compensation expense by segment
Corporate Finance	181,020	166,221	149,167
Financial Restructuring	45,193	45,437	36,083
Financial and Valuation Advisory	54,187	55,670	45,946

Segment profit
Corporate Finance	474,423	302,533	354,075
Financial Restructuring	209,306	194,116	121,618
Financial and Valuation Advisory	88,583	74,422	81,388
Total segment profit	772,312	571,071	557,081
Corporate expenses (2)	270,768	208,210	215,343
Operating income	501,544	362,861	341,738
Other (income)/expense, net	(29,791)	(27,678)	17,738
Income before provision for income taxes	$531,335	$390,539	$324,000
(1)We adjust the compensation expense for a business segment in situations where an employee residing in one business segment is performing work in another business segment where the revenues are accrued. Segment profit may vary significantly between periods depending on the levels of collaboration among the different segments.
(2)Corporate expenses represent expenses that are not allocated to individual business segments such as those related to executive management, accounting, information technology, legal and compliance, marketing, and human capital.

	March 31, 2025	March 31, 2024
Assets by segment
Corporate Finance	$1,312,291	$1,147,432
Financial Restructuring	179,498	192,185
Financial and Valuation Advisory	207,162	170,627
Total segment assets	1,698,951	1,510,244
Corporate assets	2,120,757	1,660,515
Total assets	$3,819,708	$3,170,759

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(In thousands, except share data or as otherwise stated)

	Year Ended March 31,
	2025	2024	2023
Income before provision for income taxes by geography
United States	$356,072	$256,472	$222,923
International	175,263	134,067	101,077
Income before provision for income taxes	$531,335	$390,539	$324,000

	Year Ended March 31,
	2025	2024	2023
Revenues by geography:
United States	$1,702,163	$1,344,305	$1,289,365
International	687,253	570,099	520,082
Revenues	$2,389,416	$1,914,404	$1,809,447

	March 31, 2025	March 31, 2024
Assets by geography
United States	$2,439,032	$1,957,454
International	1,380,676	1,213,305
Total assets	$3,819,708	$3,170,759
Note 19 — Subsequent Events
On May 1, 2025, the Company's board of directors declared a quarterly cash dividend of $0.60 per share of Class A and Class B common stock, payable on June 15, 2025, to shareholders of record on June 2, 2025.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
The Company’s system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s financial statements for external reporting purposes in accordance with GAAP. The Company’s management, including the chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2025. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of March 31, 2025, the Company’s internal control over financial reporting was effective based on those criteria.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2025. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission's 2013 Internal Control - Integrated Framework. Based on its assessment, management believes that, as of March 31, 2025, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting. This report appears on page 42 of this report.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during the fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART III
Item 10.        Directors, Executive Officers and Corporate Governance

Information relating to this Item 10 is incorporated by reference to the Company's definitive proxy statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this Form 10-K. The Company has an insider trading policy governing the purchase, sale, and other disposition of our securities for all personnel, including directors, officers, employees, and other covered persons. We believe our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of our insider trading policy is filed as Exhibit 19.1 to this Form 10-K.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules
Financial Statements

The consolidated financial statements required to be filed in the Form 10-K are listed in Part II, Item 8 hereof..
Financial Statement Schedules

See “Index to Consolidated Financial Statements” in this Form 10-K listed in Part II, Item 8 hereof.
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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

3.1	Second Amended and Restated Certificate of Incorporation of Houlihan Lokey, Inc., dated September 21, 2023.	8-K	001-37537	3.1	9/22/23
3.2	Amended and Restated Bylaws of the Company, dated July 26, 2023.	8-K	001-37537	3.1	8/1/23
4.1	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-37537	4.1	5/15/20
9.1	Voting Trust Agreement, dated as of August 18, 2015, by and among the Company, the holders of shares of Class B common stock party thereto, and each trustee named therein	8-K	333-205610	9.1	8/21/15
9.2	Amendment No. 1 to the Voting Trust Agreement, dated as of August 28, 2015, by and among the Company and the Trustees	8-K	333-205610	9.1	8/28/15
9.3	Amendment No. 2 to the Voting Trust Agreement, dated as of October 18, 2018, by and among the Company and the Trustees	8-K	001-37537	9.1	10/19/18
10.1	Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan	8-K	001-37537	10.1	9/25/17
10.2	Amendment to Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan	8-K	001-37537	10.1	10/20/17
10.3	Registration Rights Agreement, dated as of August 18, 2015, by and among the Company and the stockholders party thereto	8-K	333-205610	10.3	8/21/15
10.4	Credit Agreement, dated as of August 23, 2019, by and among Houlihan Lokey, Inc., certain domestic subsidiaries of the borrower party thereto as guarantors, Bank of America, N.A., as the administrative agent and the L/C issuer, the lenders party thereto.	8-K	001-37537	10.1	8/26/19
10.5	Form of Indemnification Agreement between Houlihan Lokey, Inc. and its directors and executive officers	S-1/A	333-205610	10.8	7/27/15

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith
10.6†	Houlihan Lokey, Inc. Second Amended and Restated 2006 Incentive Compensation Plan	S-1/A	333-205610	10.9	8/3/15
10.7†	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the Houlihan Lokey, Inc. Second Amended and Restated 2006 Incentive Compensation Plan	S-1/A	333-205610	10.10	8/3/15
10.8†	Form of Deferred Restricted Stock Award Grant Notice and Agreement under the Houlihan Lokey, Inc. Second Amended and Restated 2006 Incentive Compensation Plan	S-1/A	333-205610	10.11	8/3/15
10.9†	Form of Restricted Stock Award Agreement under the Houlihan Lokey, Inc. 2016 Incentive Award Plan	S-1/A	333-206337	10.13	8/3/15
10.10†	Form of Restricted Stock Unit Award Agreement under the Houlihan Lokey, Inc. 2016 Incentive Award Plan	S-1/A	333-206337	10.14	8/3/15
10.11†	Houlihan Lokey, Inc. Director Compensation Program	10-K	001-37537	10.11	5/21/24
10.12†	Notice to Fram Holdings, Inc. Second Amended and Restated 2006 Incentive Compensation Plan Equity Award Holders	S-1/A	333-205610	10.19	8/3/15
10.13†	Houlihan Lokey, Inc. Executive Officer Transition Program	10-K	001-37537	10.14	5/25/23
10.14	First Amendment to Credit Agreement, dated as of August 2, 2022, among the Company and the lenders party thereto	10-Q	001-37537	10.2	8/5/22
10.15	Second Amendment to Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan	8-K	001-37537	10.1	10/28/24
19.1	Insider Trading Policies and Procedures	10-Q	001-37537	19.1	8/6/24
21.1	Subsidiaries of Registrant					*
23.1	Consent of Independent Public Accountants					*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
97	Houlihan Lokey, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	001-37537	97	5/21/24
101.INS	XBRL Instance Document					**
101.SCH	XBRL Taxonomy Extension Schema Document					**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					**

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensation plan or arrangement.

Item 16. Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOULIHAN LOKEY, INC.

Date: May 15, 2025	By:	/s/ SCOTT J. ADELSON
	Name:	Scott J. Adelson
	Title:	Chief Executive Officer

Each of the officers and directors of Houlihan Lokey, Inc. whose signature appears below, in so signing, also makes, constitutes and appoints each of Scott J. Adelson, J. Lindsey Alley, Christopher M. Crain and Charles A. Yamarone, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power to act separately and full power of substitution, for him or her in any and all capacities, to execute and cause to be filed with the SEC any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K, with all exhibits thereto and all other documents in connection therewith and to perform any acts necessary to be done in order to file such documents, and hereby ratifies and confirms all that said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities on the dates indicated.

HOULIHAN LOKEY, INC.

Date: May 15, 2025	/s/ SCOTT J. ADELSON
Scott J. Adelson
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	/s/ J. LINDSEY ALLEY
J. Lindsey Alley
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 15, 2025	/s/ IRWIN N. GOLD
Irwin N. Gold
Co-Chairman and Director

Date: May 15, 2025	/s/ SCOTT L. BEISER
Scott L. Beiser
Co-Chairman and Director

Date: May 15, 2025	/s/ P. ERIC. SIEGERT
P. Eric. Siegert
Co-Chairman and Director

Date: May 15, 2025	/s/ JACQUELINE B. KOSECOFF
Jacqueline B. Kosecoff
Director

Date: May 15, 2025	/s/ ROBERT A. SCHRIESHEIM
Robert A. Schriesheim
Director

Date: May 15, 2025	/s/ PAUL A. ZUBER
Paul A. Zuber
Director

Date: May 15, 2025	/s/ GILLIAN B. ZUCKER
Gillian B. Zucker
Director

Date: May 15, 2025	/s/ EKPEDEME M. BASSEY
Ekpedeme M. Bassey
Director

Date: May 15, 2025	/s/ CYRUS D. WALKER
Cyrus D. Walker
Director

Date: May 15, 2025	/s/ TODD J. CARTER
Todd J. Carter
Managing Director and Director