Form 10-Q
period 2025-06-30
HOULIHAN LOKEY, INC.
filed 2025-08-05
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 1, 2025, the registrant had 54,369,453 shares of Class A common stock, $0.001 par value per share, and 15,942,095 shares of Class B common stock, $0.001 par value per share, outstanding.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share data and par value)	June 30, 2025	March 31, 2025
Assets
Cash and cash equivalents	$793,823	$971,007
Restricted cash	4,573	4,572
Investment securities	72,878	195,624
Accounts receivable, net of allowance for credit losses of $13,061 and $13,843, respectively	218,177	257,326
Unbilled work in progress, net of allowance for credit losses of $8,931 and $6,764, respectively	180,818	157,760
Income taxes receivable	2,458	—
Deferred income taxes	96,289	92,776
Property and equipment, net	150,619	149,350
Operating lease right-of-use assets	364,207	362,669
Goodwill	1,295,128	1,284,589
Other intangible assets, net	203,624	212,670
Other assets	135,209	131,365
Total assets	$3,517,803	$3,819,708

Liabilities and stockholders' equity
Liabilities:
Accrued salaries and bonuses	$640,460	$936,619
Accounts payable and accrued expenses	105,597	137,228
Deferred income	51,496	48,215
Income taxes payable	—	6,396
Deferred income taxes	8,997	8,784
Operating lease liabilities	440,380	438,185
Other liabilities	93,057	69,404
Total liabilities	1,339,987	1,644,831

Commitments and contingencies (Note 17)
Stockholders' equity:
Class A common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 54,330,177 and 53,822,189 shares, respectively	54	54
Class B common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 16,004,974 and 16,021,106 shares, respectively	16	16
Additional paid-in capital	743,715	843,350
Retained earnings	1,448,993	1,394,738
Accumulated other comprehensive loss	(14,962)	(63,281)
Total stockholders' equity	2,177,816	2,174,877
Total liabilities and stockholders' equity	$3,517,803	$3,819,708
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,
(In thousands, except share and per share data)	2025	2024
Revenues	$605,349	$513,609
Operating expenses:
Employee compensation and benefits	372,289	315,869
Acquisition related compensation and benefits	20,548	14,247
Travel, meals, and entertainment	19,987	18,512
Rent	18,229	19,284
Depreciation and amortization	15,990	8,856
Information technology and communications	17,812	16,189
Professional fees	11,672	8,477
Other operating expenses	21,127	16,607
Revaluation of acquisition contingent consideration	17,895	828
Total operating expenses	515,549	418,869
Operating income	89,800	94,740
Other income, net	(8,250)	(5,134)
Income before provision for income taxes	98,050	99,874
Provision for income taxes	517	10,934
Net income	97,533	88,940
Other comprehensive income, net of tax:
Foreign currency translation adjustments	48,319	(2,962)
Comprehensive income attributable to Houlihan Lokey, Inc.	$145,852	$85,978

Attributable to Houlihan Lokey, Inc. common stockholders:
Weighted average shares of common stock outstanding:
Basic	66,244,178	65,031,216
Fully diluted	68,887,970	68,501,059
Earnings per share (Note 13)
Basic	$1.47	$1.37
Fully diluted	$1.42	$1.30

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2025	53,822,189	$54	16,021,106	$16	$843,350	$1,394,738	$(63,281)	$2,174,877
Shares issued	—	—	1,391,045	1	3,049	—	—	3,050
Stock compensation vesting (Note 14)	—	—	—	—	41,468	—	—	41,468
Dividends	—	—	—	—	—	(43,278)	—	(43,278)
Conversion of Class B to Class A shares	552,818	—	(552,818)	—	—	—	—	—
Shares issued to non-employee directors (Note 14)	3,998	—	—	—	710	—	—	710
Other shares repurchased/forfeited	(48,828)	—	(854,359)	(1)	(144,862)	—	—	(144,863)
Net income	—	—	—	—	—	97,533	—	97,533
Change in unrealized translation	—	—	—	—	—	—	48,319	48,319
Total comprehensive income	—	—	—	—	—	97,533	48,319	145,852
Balances – June 30, 2025	54,330,177	$54	16,004,974	$16	$743,715	$1,448,993	$(14,962)	$2,177,816

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2024	52,348,511	$52	16,746,676	$17	$739,870	$1,163,419	$(66,608)	$1,836,750
Shares issued	91,656	—	1,218,641	1	21,522	—	—	21,523
Stock compensation vesting (Note 14)	—	—	—	—	30,782	—	—	30,782
Dividends	—	—	—	—	—	(45,031)	—	(45,031)
Conversion of Class B to Class A shares	608,084	1	(608,084)	(1)	—	—	—	—
Shares issued to non-employee directors (Note 14)	5,248	—	—	—	710	—	—	710
Other shares repurchased/forfeited	—	—	(900,440)	(1)	(101,233)	—	—	(101,234)
Net income	—	—	—	—	—	88,940	—	88,940
Change in unrealized translation	—	—	—	—	—	—	(2,962)	(2,962)
Total comprehensive income	—	—	—	—	—	88,940	(2,962)	85,978
Balances – June 30, 2024	53,053,499	$53	16,456,793	$16	$691,651	$1,207,328	$(69,570)	$1,829,478
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended June 30,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$97,533	$88,940
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	(1,281)	8,989
Provision for bad debts, net	2,027	2,436
Unrealized gains on investment securities	(811)	(152)
Non-cash lease expense	8,368	9,380
Depreciation and amortization	15,990	8,856
Revaluation of acquisition contingent consideration	17,895	804
Compensation expense – equity and liability classified share awards (Note 14)	42,220	33,071
Changes in operating assets and liabilities:
Accounts receivable	39,615	15,552
Unbilled work in progress	(25,224)	36,073
Other assets	(3,846)	(7,624)
Accrued salaries and bonuses	(293,861)	(234,141)
Accounts payable and accrued expenses and other	(24,263)	(14,902)
Deferred income	3,281	3,507
Income taxes receivable	(9,273)	(15,300)
Net cash used in operating activities	(131,630)	(64,511)
Cash flows from investing activities:
Purchases of investment securities	(153,089)	(1,486)
Sales or maturities of investment securities	276,647	4,021
Acquisition of business, net of cash acquired	(725)	(32,095)
Purchase of property and equipment, net	(13,185)	(10,872)
Net cash provided by/(used in) investing activities	109,648	(40,432)
Cash flows from financing activities:
Dividends paid	(52,476)	(51,270)
Share repurchases	(7,811)	(240)
Payments to settle employee tax obligations on share-based awards	(137,051)	(100,993)
Earnouts paid	—	(9,706)
Other financing activities	710	710
Net cash used in financing activities	(196,628)	(161,499)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	41,427	(5,096)
Net decrease in cash, cash equivalents, and restricted cash	(177,183)	(271,538)
Cash, cash equivalents, and restricted cash – beginning of period	975,579	721,854
Cash, cash equivalents, and restricted cash – end of period	$798,396	$450,316

Supplemental disclosures of non-cash activities:
Shares issued via vesting of liability classified awards	$3,049	$5,953
Shares issued as consideration for acquisition	—	12,489
Cash acquired through acquisitions	$—	$2,170
Cash paid during the period:
Interest	$230	$301
Taxes, net of refunds	11,071	17,216
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(In thousands, except share data or as otherwise stated)

Note 1 — Background
Houlihan Lokey, Inc. is a Delaware corporation. Unless the context otherwise requires, as used in this Quarterly Report on Form 10-Q, the terms “Houlihan Lokey”, “HL, Inc.”, “the Company”, “we”, “our”, and “us”, refer to Houlihan Lokey, Inc., and, in each case, unless otherwise stated, all of its subsidiaries. The Company controls the following primary subsidiaries:

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

•Houlihan Lokey Financial Advisors, Inc., a California corporation (“HL FA, Inc.”), is a wholly-owned indirect subsidiary of HL, Inc.

•Houlihan Lokey UK Limited, a private limited company registered in England (“HL UK Ltd.”), is a wholly owned indirect subsidiary of HL, Inc. HL UK Ltd. is regulated by the Financial Conduct Authority in the United Kingdom (“U.K.”).

The Company offers financial services and financial advice to a broad clientele through more than thirty offices in the United States of America, South America, Europe, the Middle East, and the Asia-Pacific region. The Company earns professional fees by providing focused services across the following three business segments:

•Corporate Finance ("CF") provides general financial advisory services and advice on mergers and acquisitions and capital markets offerings. We advise public and private institutions, including financial sponsors, on a wide variety of matters, including buy-side and sell-side M&A transactions, debt and equity financings in both the private and public markets, and other corporate finance transactions. The majority of our CF revenues consists of fees paid upon the successful completion of the transaction or engagement (“Completion Fees”). A CF transaction can fail to be completed for many reasons that are outside of our control. In these instances, our fees are generally limited to the fees paid at the time an engagement letter is signed (“Retainer Fees”) and, in some cases, fees paid during the course of the engagement (“Progress Fees”).

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

•Financial and Valuation Advisory ("FVA") primarily provides financial advisory and valuation services with respect to companies, debt and equity interests (including complex illiquid investments), and other types of assets and liabilities; fairness opinions in connection with mergers and acquisitions and other transactions, solvency opinions in connection with corporate spin-offs and dividend recapitalizations, and other types of financial opinions in connection with other transactions; as well as diligence, tax, transaction accounting, and other financial advisory services to companies, boards of directors, special committees, retained counsel, financial and strategic investors, trustees, and other parties. Also, our FVA business segment provides dispute resolution services to clients, for which fees are usually based on the hourly rates of our financial professionals. The majority of our FVA revenues consists of Retainer Fees, Progress Fees and/or Completion Fees, which are recognized on the achievement of our performance obligations.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP"), pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"), and include all information and footnotes required for consolidated financial statement presentation. The results of operations for the three months ended June 30, 2025 are not necessarily indicative of the results of operations to be expected for the fiscal year ending March 31, 2026. The unaudited interim consolidated financial statements and notes to consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (the "2025 Annual Report").
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
In connection with certain acquisitions, contingent consideration is issued as part of the purchase price. Historically, the associated quarterly fair-value remeasurements of this consideration were recorded in Other income/(expense), net. Beginning with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, these remeasurements are presented on the face of the Consolidated Statements of Comprehensive Income under the line item Revaluation of acquisition contingent consideration. Prior period amounts have been recast to conform with this presentation. These reclassifications did not affect net income, stockholders’ equity, or cash flows as previously reported.
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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for those promised services (i.e., the “transaction price”). In determining the transaction price, we consider multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, we consider the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as market volatility or the judgment and actions of third parties. The substantial majority of the Company’s advisory fees are success fees, which are considered variable and constrained as they are contingent upon a future event which includes factors outside of our control (e.g., completion of a transaction or third-party emergence from bankruptcy or approval by the court).

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

Revenues from FVA engagements primarily consist of fees generated in connection with valuation, diligence, tax transaction accounting, and other financial advisory services and rendering fairness, solvency and other financial opinions. Revenues are recognized at a point in time as these engagements include a singular objective that does not transfer any notable value to the Company’s clients until the opinions or reports have been rendered and delivered to the client. However, certain engagements consist of advisory services where fees are usually based on the hourly rates of our financial professionals. Such revenues are recognized over time as the benefits of these advisory services are transferred to the Company’s clients throughout the course of the engagement, and, as a practical expedient, the Company has elected to use the ‘as-invoiced’ approach to recognize such revenue.

Taxes, including value added taxes, collected from customers and remitted to governmental authorities are accounted for on a net basis, and therefore, are excluded from revenue in the Consolidated Statements of Comprehensive Income.
Operating Expenses
The majority of the Company’s operating expenses are related to compensation and benefits for employees, which includes the amortization of the relevant portion of the Company’s share-based incentive plans (Note 14). Other types of operating expenses include: Travel, meals, and entertainment; Rent; Depreciation and amortization; Information technology and communications; Professional fees; Other operating expenses; and Revaluation of acquisition contingent consideration.
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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of June 30, 2025, we had no open foreign currency forward contracts outstanding. As of June 30, 2024, we had three foreign currency forward contract outstanding between the U.S. Dollar and the Pound Sterling with an aggregate notional value of $67,000. The change in fair value of these contracts represented a net loss included in Other operating expenses of $0 and $(521) during the three months ended June 30, 2025 and 2024, respectively.

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

Cash and Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash held at banks and highly liquid investments with original maturities of three months or less. As of June 30, 2025 and March 31, 2025, the Company had cash balances with banks in excess of insured limits. The Company believes it is not exposed to any significant credit risk with respect to Cash and cash equivalents.
The following table provides a reconciliation of Cash and cash equivalents, and Restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	June 30, 2025	March 31, 2025
Cash and cash equivalents	$793,823	$971,007
Restricted cash (1)	4,573	4,572
Total cash, cash equivalents, and restricted cash	$798,396	$975,579
(1)Restricted cash included cash deposits in support of two letters of credit for our Frankfurt office, cash held in escrow accounts, and collateral to support rent guarantees.

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
Goodwill is reviewed annually during the fourth quarter for impairment and more frequently if potential impairment indicators exist. Goodwill is reviewed for impairment in accordance with ASC Topic 350, Intangibles – Goodwill and Other, as amended by Accounting Standards Update ("ASU") No. 2017-04, Simplifying the Test for Goodwill Impairment, which permits management to perform a qualitative analysis to determine whether it is more likely than not that the fair value of a reporting unit is less than its corresponding carrying value. If management determines the reporting unit's fair value is more likely than not less than its carrying value, a quantitative analysis will be performed to compare the fair value of the reporting unit with its corresponding carrying value. If the conclusion of the quantitative analysis is that the fair value is in fact less than the carrying value, management will recognize a goodwill impairment charge for the amount by which the reporting unit’s carrying value exceeds its fair value. Impairment testing of goodwill requires a significant amount of judgment in assessing both qualitative factors and if necessary, quantitative factors used to estimate the fair value of the reporting unit. As of June 30, 2025, management concluded that it was not more likely than not that the Company’s reporting units’ fair value was less than their carrying amount, and no further quantitative impairment testing had been considered necessary.

Indefinite-lived intangible assets are reviewed annually for impairment in accordance with ASU 2012-02, Testing Indefinite-lived Intangible Assets for Impairment, which provides management the option to perform a qualitative assessment. If it is more likely than not that the asset is impaired, the amount that the carrying value exceeds the fair value is recorded as an impairment expense. As of June 30, 2025, management concluded that it was not more likely than not that the fair values were less than the carrying values.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group (inclusive of other long-lived assets) be tested for possible impairment, management first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. As of June 30, 2025, no events or changes in circumstances were identified that indicated that the carrying amount of the finite-lived intangible assets were not recoverable.
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
Recent Accounting Pronouncements
The Company has evaluated all recently issued accounting pronouncements and, except as discussed below, has determined that there are no such standards that are not yet effective that, if and when they become effective, would have a material impact on the Company's consolidated financial statements and related disclosures.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
The change in the Company’s contract assets and liabilities during the period primarily reflects the timing difference between the Company’s performance and the customer’s payment. The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	April 1, 2025	Increase/(Decrease)	June 30, 2025
Receivables (1)	$247,622	$(39,297)	$208,325
Unbilled work in progress, net of allowance for credit losses	157,760	23,058	180,818
Contract Assets (1)	9,704	148	9,852
Contract Liabilities (2)	48,215	3,281	51,496
(1)Included within Accounts receivable, net of allowance for credit losses in the June 30, 2025 Consolidated Balance Sheets.
(2)Included within Deferred income in the June 30, 2025 Consolidated Balance Sheets.

During the three months ended June 30, 2025, $16,809 of Revenues, were recognized that were included in the Deferred income balance at the beginning of the period.

As a practical expedient, the Company does not disclose information about remaining performance obligations pertaining to (i) contracts that have an original expected duration of one year or less, and/or (ii) contracts where the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that is or forms part of a single performance obligation. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material as of June 30, 2025.
Note 4 — Related Party Transactions
The Company provides financial advisory services to certain related parties, and received fees for these services totaling approximately $429 and $42 for the three months ended June 30, 2025 and 2024, respectively. Accounts receivable and Unbilled work in progress in the accompanying Consolidated Balance Sheets include amounts pertaining to these services of $1,600 and $1,111 as of June 30, 2025 and March 31, 2025, respectively.
Other assets in the accompanying Consolidated Balance Sheets includes loans receivable from certain employees of $37,048 and $44,290 as of June 30, 2025 and March 31, 2025, respectively.
Note 5 — Fair Value Measurements
The following table presents information about the Company's financial assets, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	June 30, 2025
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$52,245	$—	$52,245
U.S. treasury securities	—	20,049	—	20,049
Common stock	35	—	—	35
Certificates of deposit	—	549	—	549
Total assets measured at fair value	$35	$72,843	$—	$72,878

	March 31, 2025
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$178,150	$—	$178,150
U.S. treasury securities	—	16,904	—	16,904
Common stock	21	—	—	21
Certificates of deposit	—	549	—	549
Total assets measured at fair value	$21	$195,603	$—	$195,624

The Company had no transfers between fair value levels during the three months ended June 30, 2025.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 6 — Investment Securities
The amortized cost and gross unrealized gains (losses) of marketable investment securities accounted under the fair value method were as follows:

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$52,251	$98	$(104)	$52,245
U.S. treasury securities	20,075	88	(114)	20,049
Common stock	35	—	—	35
Certificates of deposit	549	—	—	549
Total securities with unrealized gains/(losses)	$72,910	$186	$(218)	$72,878

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$177,687	$627	$(164)	$178,150
U.S. treasury securities	17,044	17	(157)	16,904
Common stock	21	—	—	21
Certificates of deposit	549	—	—	549
Total securities with unrealized gains/(losses)	$195,301	$644	$(321)	$195,624

Scheduled maturities of the debt securities held by the Company included within the investment securities portfolio were as follows:

	June 30, 2025		March 31, 2025
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$43,393	$43,303	$166,799	$167,328
Due within years two through five	29,482	29,540	28,502	28,296
Total debt within the investment securities portfolio	$72,875	$72,843	$195,301	$195,624
Note 7 — Allowance for Credit Losses
The following table presents information about the Company's allowance for credit losses:

June 30, 2025
Beginning balance	$20,607
Provision for bad debt, net	2,027
Recovery/(write-off) of uncollectible accounts, net	(642)
Ending balance	$21,992

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 8 — Property and Equipment
Property and equipment, net of accumulated depreciation consists of the following:

	June 30, 2025	March 31, 2025
Equipment	$11,018	$10,409
Furniture and fixtures	38,565	37,801
Leasehold improvements	165,026	159,961
Computers and software	14,914	13,620
Other	8,233	8,092
Total cost	237,756	229,883
Less: accumulated depreciation	(87,137)	(80,533)
Total net book value	$150,619	$149,350
Additions to property and equipment during the three months ended June 30, 2025 were primarily related to leasehold improvement costs incurred.
Depreciation expense of $6,516 and $5,315 was recognized for the three months ended June 30, 2025 and 2024, respectively.
Note 9 — Goodwill and Other Intangible Assets
The following table provides a reconciliation of Goodwill and other intangibles, net reported on the Consolidated Balance Sheets.

	Useful Lives	June 30, 2025	March 31, 2025
Goodwill	Indefinite	$1,295,128	$1,284,589
Tradename-Houlihan Lokey	Indefinite	192,210	192,210
Other intangible assets	Varies	135,056	133,785
Total cost		1,622,394	1,610,584
Less: accumulated amortization		(123,642)	(113,325)
Goodwill and other intangibles, net		$1,498,752	$1,497,259

Goodwill attributable to the Company’s business segments is as follows:

	April 1, 2025	Change (1)	June 30, 2025
Corporate Finance	$1,017,983	$8,783	$1,026,766
Financial Restructuring	162,815	—	162,815
Financial and Valuation Advisory	103,791	1,756	105,547
Goodwill	$1,284,589	$10,539	$1,295,128
(1)Changes pertain primarily to foreign currency translation adjustments.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Amortization expense of approximately $9,474 and $3,541 was recognized for the three months ended June 30, 2025 and 2024, respectively

The estimated future amortization for finite-lived intangible assets for each of the next five fiscal years and thereafter are as follows:

Year Ending March 31,
Remainder of 2026	$4,572
2027	884
2028	723
2029	696
2030 and thereafter	4,236
Note 10 — Other Liabilities
On August 23, 2019, the Company entered into a syndicated revolving line of credit with Bank of America, N.A. and certain other financial institutions party thereto, which was amended by the First Amendment to Credit Agreement dated as of August 2, 2022 (the "HLI Line of Credit"), which allows for borrowings of up to $100,000 (and, subject to certain conditions, provides the Company with an uncommitted expansion option, which, if exercised in full, would provide for a total credit facility of $200,000) and matures on August 23, 2025 (or if such date is not a business day, the immediately preceding business day). Borrowings under the HLI Line of Credit bear interest at a floating rate, which can be either, at the Company's option, (i) Term Secured Overnight Financing Rate ("SOFR") plus a 0.10% SOFR adjustment plus a 1.00% margin or (ii) base rate, which is the highest of (a) the Federal Funds Rate plus one-half of one percent (0.50%), (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (c) Term SOFR plus a 0.10% SOFR adjustment. Commitment fees apply to unused amounts, and the HLI Line of Credit contains debt covenants which require that the Company maintain certain financial ratios. As of June 30, 2025 and March 31, 2025, no principal was outstanding under the HLI Line of Credit.

In December 2023, the Company acquired 7 Mile Advisors, LLC ("7MA"). Total consideration included an unsecured note of $14,500 bearing interest at an annual rate of 2.00% and payable on December 11, 2053. The note was issued by the Company to the former principals and sellers of 7MA (who became employees of the Company). Under certain circumstances, the note will be pre-paid to each seller for Company stock over a three-year period in equal annual installments starting in December 2025. The Company incurred interest expense of $72 and $72 for the three months ended June 30, 2025 and 2024, respectively. Contingent consideration was also issued in connection with the acquisition of 7MA, which had a fair value of $2,200 and $4,000 as of June 30, 2025 and March 31, 2025, respectively.
In December 2024, the Company acquired Waller Helms Advisors LLC (“WHA”). Contingent consideration was issued in connection with the acquisition of WHA, which had a fair value of $47,900 and $30,000 as of June 30, 2025 and March 31, 2025, respectively.
Note 11 — Accumulated Other Comprehensive (Loss)
Accumulated other comprehensive (loss) is comprised of Foreign currency translation adjustments of $48,319 and $(2,962) for the three months ended June 30, 2025 and 2024, respectively.

Accumulated other comprehensive (loss) as of June 30, 2025 was comprised of the following:

Balance, April 1, 2025	$(63,281)
Foreign currency translation adjustment	48,319
Balance, June 30, 2025	$(14,962)
Note 12 — Income Taxes
The Company’s provision for income taxes was $517 and $10,934 for the three months ended June 30, 2025 and 2024, respectively. These represent effective tax rates of 0.5% and 10.9% for the three months ended June 30, 2025 and 2024, respectively.

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

	Three Months Ended June 30,
	2025	2024
Numerator:
Net income attributable Houlihan Lokey, Inc.	$97,533	$88,940
Denominator:
Weighted average shares of common stock outstanding — basic	66,244,178	65,031,216
Weighted average number of incremental shares pertaining to unvested restricted stock and issuable in respect of unvested restricted stock units, as calculated using the treasury stock method	2,643,792	3,469,843
Weighted average shares of common stock outstanding — diluted	68,887,970	68,501,059

Basic earnings per share	$1.47	$1.37
Diluted earnings per share	$1.42	$1.30
Note 14 — Employee Benefit Plans
Defined Contribution Plans
The Company sponsors a 401(k) defined contribution savings plan for its domestic employees and defined contribution retirement plans for its international employees. The Company contributed approximately $3,387 and $3,045 to these plans during the three months ended June 30, 2025 and 2024, respectively.
Share-Based Incentive Plans
Awards of restricted shares and restricted stock units have been and will be made under the Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan (the "2016 Incentive Plan"), which became effective in August 2015 and was amended in October 2024. Under the 2016 Incentive Plan, it is anticipated that the Company will continue to grant cash and equity-based incentive awards to eligible service providers in order to attract, motivate and retain the talent necessary to operate the Company's business. Equity-based incentive awards issued under the 2016 Incentive Plan generally vest over a four-year period. Restricted shares of Class A common stock were granted under the 2016 Incentive Plan to (i) six independent directors in the first quarter of the fiscal year ending March 31, 2025, at $134.08 per share and (ii) six independent directors in the first quarter of the fiscal year ending March 31, 2026, at $173.14 per share.
An excess tax benefit of $30,543 and $21,921 was recognized during the three months ended June 30, 2025 and 2024, respectively, as a component of the provision for income taxes and an operating activity on the Consolidated Statements of Cash Flows. The excess tax benefits recognized during the three months ended June 30, 2025 and 2024 were related to shares vested in May 2025 and May 2024, respectively.
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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
The share awards are classified as equity awards at the time of grant unless the number of shares granted is unknown. Awards that are settleable in shares based upon a future determinable stock price are classified as liabilities until the price is established and the resulting number of shares is known, at which time they are re-classified from liabilities to equity awards. Activity in equity-classified share awards which relate to the 2016 Incentive Plan during the three months ended June 30, 2025 and 2024 was as follows:

Unvested Share Awards	Shares	Weighted Average Grant Date Fair Value
Balance, April 1, 2025	3,686,093	$99.02
Granted	1,077,409	173.13
Vested	(1,561,578)	91.74
Forfeited/Repurchased	(90,806)	100.64
Balance, June 30, 2025	3,111,118	$128.29

Balance, April 1, 2024	4,519,024	$83.37
Granted	912,625	134.08
Vested	(1,607,736)	80.09
Forfeited/Repurchased	(131,618)	177.11
Balance, June 30, 2024	3,692,295	$97.24
Activity in liability-classified share awards during the three months ended June 30, 2025 and 2024 was as follows:

Awards Settleable in Shares	Fair Value
Balance, April 1, 2025	$10,342
Offer to grant	95
Converted to equity grants (unvested)	(3,127)
Share price determined-transferred to equity grants	(4,703)
Forfeited	(1,070)
Balance, June 30, 2025	$1,537

Balance, April 1, 2024	$17,184
Offer to grant	1,625
Share price determined-converted to cash payments	(5)
Share price determined-transferred to equity grants	(7,265)
Forfeited	(224)
Balance, June 30, 2024	$11,315

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Activity in Restricted Stock Unit awards during the three months ended June 30, 2025 and 2024 was as follows:

Restricted Stock Units	RSUs	Weighted Average Grant Date Fair Value
RSUs as of April 1, 2025	677,013	$107.39
Issued	58,578	173.14
Forfeitures	(3,179)	89.31
Vested	(295,942)	102.20
RSUs as of June 30, 2025	436,470	$119.86

RSUs as of April 1, 2024	843,730	$95.09
Issued	68,601	134.08
Forfeitures	(17,779)	180.95
Vested	(268,114)	94.70
RSUs as of June 30, 2024	626,438	$99.55

Compensation expenses for the Company associated with both equity-classified and liability-classified awards totaled $42,220 and $33,071 for the three months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025 and 2024, there was $435,951 and $412,184, respectively, of total unrecognized compensation cost related to unvested share awards granted under the 2016 Incentive Plan. These costs are recognized over a weighted average period of 2.5 years and 2.6 years, as of June 30, 2025 and 2024, respectively.

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
Class A Common Stock
During the three months ended June 30, 2025 and 2024, there were 3,998 and 5,248 shares issued to non-employee directors, and 552,818 and 608,084 shares were converted from Class B to Class A, respectively.

As of June 30, 2025, there were 54,258,196 Class A shares held by the public and 71,981 Class A shares held by non-employee directors. As of June 30, 2024, there were 52,983,316 Class A shares held by the public and 70,183 Class A shares held by non-employee directors.

Class B Common Stock
As of June 30, 2025 and 2024, there were 16,004,974 and 16,456,793 Class B shares held by the HL Voting Trust, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Dividends
Previously declared dividends related to unvested shares of $13,274 and $15,840 were unpaid as of June 30, 2025 and 2024, respectively.

Share Repurchases
In April 2022, the board of directors authorized an increase to the existing July 2021 share repurchase program, which provides for share repurchases of a new aggregate amount of up to $500,000 of the Company's Class A common stock and Class B common stock. As of June 30, 2025, shares with a value of $397,724 remained available for purchase under the program.

During the three months ended June 30, 2025 and 2024, the Company repurchased 763,553 and 672,581 shares, respectively, of Class B common stock, to satisfy $137,051 and $100,993, respectively, of required withholding taxes in connection with the vesting of restricted awards. During the three months ended June 30, 2025, the Company repurchased 48,828 shares of its outstanding Class A common stock at a weighted average price of $159.94 per share, excluding commissions, for an aggregate purchase price of $7,810. There were no regular share repurchases made under the existing share repurchase program during the three months ended June 30, 2024.
Note 16 — Leases
Lessee Arrangements
Operating Leases
We lease real estate and equipment used in operations from third parties. As of June 30, 2025, the remaining term of our operating leases ranged from 1 to 14 years with various automatic extensions.
The following table outlines the maturity of our existing operating lease liabilities on a fiscal year-end basis as of June 30, 2025.

Maturity of Operating Leases

Operating Leases
Remaining 2026	$36,965
2027	57,493
2028	58,685
2029	57,884
2030	56,110
Thereafter	311,785
Total	578,922
Less: present value discount	(138,542)
Operating lease liabilities	$440,380

As of June 30, 2025, the Company has not entered into any operating leases for additional office space that have not yet commenced.
Lease costs

	Three Months Ended June 30,
	2025	2024
Operating lease expense	$14,123	$15,033
Variable lease expense (1)	4,880	4,622
Short-term lease expense	78	54
Less: Sublease income	(852)	(425)
Total lease costs	$18,229	$19,284
(1)Primarily consists of payments for property taxes, common area maintenance and usage based operating costs.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Weighted-average details

	June 30,
	2025	2024
Weighted-average remaining lease term (years)	10	12
Weighted-average discount rate	5.4%	5.4%

Supplemental cash flow information related to leases:

	Three Months Ended June 30,
	2025	2024
Operating cash flows:
Cash paid for amounts included in the measurement of Operating lease liabilities	$12,953	$17,698

Non-cash activity:
Operating lease right-of-use assets obtained in exchange of Operating lease liabilities	$4,068	$24,348
Change in Operating lease right-of-use assets due to remeasurement	(82)	1,416
Note 17 — Commitments and Contingencies
The Company has been named in various legal actions arising in the normal course of business. In the opinion of the Company, in consultation with legal counsel, the final resolutions of these matters are not expected to have a material adverse effect on the Company’s financial condition, operations and cash flows.
The Company also provides routine indemnifications relating to certain real estate (office) lease agreements under which it may be required to indemnify property owners for claims and other liabilities arising from the Company’s use of the applicable premises. In addition, the Company guarantees the performance of its subsidiaries under certain office lease agreements. The terms of these obligations vary, and because a maximum obligation is not explicitly stated, the Company has determined that it is not possible to make an estimate of the maximum amount that it could be obligated to pay under such contracts. Based on historical experience and evaluation of specific indemnities, management believes that judgments, if any, against the Company related to such matters are not likely to have a material effect on the consolidated financial statements. Accordingly, the Company has not recorded any liability for these obligations as of June 30, 2025 or March 31, 2025.
There have been no material changes outside of the ordinary course of business to our known contractual obligations, which are included in Item 7 of our 2025 Annual Report.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 18 — Segment and Geographical Information
The Company’s reportable segments, described in Note 1, were identified based on several primary factors, including: each segment operates under independent management, offers distinct services, and requires specialized expertise for service delivery. Revenues by segment represent fees earned on the various services offered within each segment. Our operating expenses are classified as employee compensation and benefits expense and non-compensation expense; revenue and headcount are the primary drivers of our operating expenses. Our employee compensation and benefits expense consists of base salary, payroll taxes, benefits, annual incentive compensation payable as cash bonus awards, deferred cash bonus awards, and the amortization of equity-based bonus awards. The balance of our operating expenses (non-compensation expense) includes costs for travel, meals and entertainment, rent, depreciation and amortization, information technology and communications, professional fees, and other operating expenses. Segment profit consists of segment revenues, less (1) direct expenses including employee compensation and benefits, travel, meals and entertainment, professional fees, and bad debt and (2) expenses allocated by headcount such as communications, rent, depreciation and amortization, and office expense. The corporate expense category includes costs not allocated to individual segments, including charges related to incentive compensation, revaluation of acquisition contingent consideration, and share-based payments to corporate employees, as well as expenses of senior management and corporate departmental functions managed on a worldwide basis, including office of the executives, accounting, human capital, marketing, information technology, and legal and compliance. The following tables present information about revenues, profit and assets by segment and geography. The Company's CODM is its Chief Executive Officer. The CODM oversees the performance of the Company's three reportable segments by analyzing their financial metrics, including revenues by segment and segment profit. The financial metrics the CODM regularly receives does not include asset information and does not use segment asset information to assess performance or allocate resources. Comparable prior year information has been recast to reflect the additional disclosure of employee compensation and benefits by segment and non-compensation expense by segment.

	Three Months Ended June 30,
	2025	2024
Revenues by segment
Corporate Finance	$398,519	$328,417
Financial Restructuring	128,216	117,422
Financial and Valuation Advisory	78,614	67,770
Revenues	605,349	513,609

Employee compensation and benefits by segment (1)
Corporate Finance	219,504	181,517
Financial Restructuring	71,719	67,094
Financial and Valuation Advisory	45,934	38,050
Non-compensation expense by segment
Corporate Finance	52,234	46,478
Financial Restructuring	12,853	11,179
Financial and Valuation Advisory	15,351	12,079

Segment profit
Corporate Finance	$126,781	$100,422
Financial Restructuring	43,644	39,149
Financial and Valuation Advisory	17,329	17,641
Total segment profit	187,754	157,212
Corporate expenses (2)	97,954	62,472
Other income, net	(8,250)	(5,134)
Income before provision for income taxes	$98,050	$99,874

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

	June 30, 2025	March 31, 2025
Assets by segment
Corporate Finance	$1,308,522	$1,312,291
Financial Restructuring	174,447	179,498
Financial and Valuation Advisory	206,704	207,162
Total segment assets	1,689,673	1,698,951
Corporate assets	1,828,130	2,120,757
Total assets	$3,517,803	$3,819,708

	Three Months Ended June 30,
	2025	2024
Income before provision for income taxes by geography
United States	$61,793	$61,058
International	36,257	38,816
Income before provision for income taxes	$98,050	$99,874

	Three Months Ended June 30,
	2025	2024
Revenues by geography
United States	$422,420	$366,559
International	182,929	147,050
Revenues	$605,349	$513,609

	June 30, 2025	March 31, 2025
Assets by geography
United States	$2,153,146	$2,439,032
International	1,364,657	1,380,676
Total assets	$3,517,803	$3,819,708
Note 19 — Subsequent Events
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the U.S. The legislation has multiple effective dates, and the Company is currently evaluating the potential impact of OBBBA.
On July 24, 2025, the Company's board of directors declared a quarterly cash dividend of $0.60 per share of Class A and Class B common stock, payable on September 15, 2025, to shareholders of record on September 2, 2025.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion should be read together with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. We make statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “intends,” “predicts,” “potential” or “continue,” the negative of these terms or other similar expressions. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including but not limited to, the factors listed under the heading “Cautionary Note Regarding Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended March 31, 2025 (the “2025 Annual Report”). Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements speak only as of the date of this filing. You should not rely upon forward-looking statements as a prediction of future events. We are under no duty to and we do not undertake any obligation to update or review any of these forward-looking statements after the date of this filing to conform our prior statements to actual results or revised expectations whether as a result of new information, future developments or otherwise.
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

FVA primarily provides financial advisory and valuation services with respect to companies, debt and equity interests (including complex illiquid investments), and other types of assets and liabilities; fairness opinions in connection with mergers and acquisitions and other transactions, solvency opinions in connection with corporate spin-offs and dividend recapitalizations, and other types of financial opinions in connection with other transactions; as well as diligence, tax, transaction accounting, and other financial advisory services to companies, boards of directors, special committees, retained counsel, financial and strategic investors, trustees, and other parties. Also, our FVA business segment provides dispute resolution services to clients, for which fees are usually based on the hourly rates of our financial professionals. The majority of our FVA revenues consists of Retainer Fees, Progress Fees and/or Completion Fees, which are recognized on the achievement of our performance obligations.
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

Our employee compensation and benefits expense consists of base salary, payroll taxes, benefits, annual incentive compensation payable as cash bonus awards, deferred cash bonus awards, and the amortization of equity-based bonus awards. Base salary and benefits are paid ratably throughout the year. Equity awards are generally subject to annual vesting requirements over a four-year period beginning at the date of grant, which typically occurs in the first quarter of each fiscal year; accordingly, expenses are amortized over the stated vesting period. In most circumstances, the unvested portion of these awards is subject to forfeiture should the employee depart from the Company, and in certain cases if certain financial metrics are not met. Certain annual equity-based bonus awards granted prior to December 31, 2024 include fixed share compensation awards and liability classified fixed dollar awards as a component of the annual bonus awards for certain employees. Cash bonuses, which are accrued monthly, are discretionary and dependent upon a number of factors including the Company's performance and are generally paid in the first quarter of each fiscal year with respect to prior year performance. Generally, a portion of the cash bonus is deferred and paid in the third quarter of the fiscal year in which the bonus is awarded. We refer to the ratio of our employee compensation and benefits expenses to our revenues as our “Compensation Ratio.”

Non-Compensation Expense.The balance of our operating expenses includes costs for travel, meals and entertainment, rent, depreciation and amortization, information technology and communications, professional fees, other operating expenses, and gains and/or losses associated with the reduction/increase in fair value of earnout liabilities. We refer to all of these expenses as non-compensation expenses. A portion of our non-compensation expenses fluctuates in response to changes in headcount.
Other Income, Net
Other income, net includes (i) interest income earned on non-marketable and investment securities, cash and cash equivalents, loans receivable from affiliates, employee loans, and commercial paper, (ii) interest expense and fees on our HLI Line of Credit (defined herein), (iii) equity income and/or gains or losses from funds and partnership interests where we have had more than a minor ownership interest or more than minor influence over operations, but do not have a controlling interest and are not the primary beneficiary, and (iv) other miscellaneous non-operating expenses.
Results of Consolidated Operations
The following is a discussion of our results of consolidated operations for the three months ended June 30, 2025 and 2024. For a more detailed discussion of the factors that affected the revenues and the operating expenses of our CF, FR, and FVA business segments in these periods, see Part I, Item 2 of this Form 10-Q under the heading “Business Segments” below.

	Three Months Ended June 30,
($ in thousands)	2025	2024	Change
Revenues	$605,349	$513,609	18%
Operating expenses:
Employee compensation and benefits	392,837	330,116	19%
Non-compensation	122,712	88,753	38%
Total operating expenses	515,549	418,869	23%
Operating income	89,800	94,740	(5)%
Other income, net	(8,250)	(5,134)	61%
Income before provision for income taxes	98,050	99,874	(2)%
Provision for income taxes	517	10,934	(95)%
Net income attributable to Houlihan Lokey, Inc.	$97,533	$88,940	10%
Three Months Ended June 30, 2025 versus June 30, 2024
Revenues were $605.3 million for the three months ended June 30, 2025, compared with $513.6 million for the three months ended June 30, 2024, representing an increase of 18%. The increase in revenues was primarily attributable to an increase in CF revenues, as described in more detail below. For the quarter, CF revenues increased 21%, FR revenues increased 9%, and FVA revenues increased 16% when compared with the three months ended June 30, 2024.

Operating expenses were $515.5 million for the three months ended June 30, 2025, compared with $418.9 million for the three months ended June 30, 2024, representing an increase of 23%. Employee compensation and benefits expense, as a component of operating expenses, was $392.8 million for the three months ended June 30, 2025, compared with $330.1 million for the three months ended June 30, 2024, representing an increase of 19%. The increase in employee compensation and benefits expense was a result of an increase in revenues for the quarter when compared with the same quarter last year. The Compensation Ratio was 64.9% for the three months ended June 30, 2025, compared with 64.3% for the three months ended June 30, 2024. Non-compensation expense, as a component of operating expenses, was $122.7 million for the three months ended June 30, 2025, compared with $88.8 million for the three months ended June 30, 2024, representing an increase of 38%. The increase in non-compensation expense was primarily a result of increases in revaluation of acquisition contingent consideration, depreciation and amortization, and other operating expenses.

Other income, net was $(8.3) million for the three months ended June 30, 2025, compared with $(5.1) million for the three months ended June 30, 2024. Other income, net increased primarily due to a net increase in interest and other income generated by our investment securities.

The provision for income taxes was $0.5 million, representing an effective tax rate of 0.5%, for the first quarter ended June 30, 2025, compared with $10.9 million, representing an effective tax rate of 10.9%, for the first quarter ended June 30, 2024. The decrease in the Company's tax rate during the quarter ended June 30, 2025 relative to the quarter ended June 30, 2024 was primarily a result of increased stock-based compensation deductions.

Business Segments
The following table presents revenues, expenses and contributions from our continuing operations by business segment. The revenues by segment represents each segment’s revenues, and the profit by segment represents profit for each segment before corporate expenses, other income, net, and income taxes.

	Three Months Ended June 30,
($ in thousands)	2025	2024	Change
Revenues by segment
Corporate Finance	$398,519	$328,417	21%
Financial Restructuring	128,216	117,422	9%
Financial and Valuation Advisory	78,614	67,770	16%
Revenues	$605,349	$513,609	18%

Segment profit (1)
Corporate Finance	$126,781	$100,422	26%
Financial Restructuring	43,644	39,149	11%
Financial and Valuation Advisory	17,329	17,641	(2)%
Total segment profit	187,754	157,212	19%
Corporate expenses (2)	97,954	62,472	57%
Other income, net	(8,250)	(5,134)	61%
Income before provision for income taxes	$98,050	$99,874	(2)%

Segment Metrics
Number of managing directors
Corporate Finance	244	228	7%
Financial Restructuring	58	58	—%
Financial and Valuation Advisory	45	42	7%
Number of closed transactions/Fee Events (3)
Corporate Finance	125	116	8%
Financial Restructuring	35	33	6%
Financial and Valuation Advisory	957	847	13%
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
Corporate Finance
Three Months Ended June 30, 2025 versus June 30, 2024
Revenues for CF were $398.5 million for the three months ended June 30, 2025, compared with $328.4 million for the three months ended June 30, 2024, representing an increase of 21%. Revenues increased primarily due to an increase in the average transaction fee on closed transactions. The increase in the average transaction fee on closed transactions was driven by transaction mix, and does not represent a trend in the average transaction fee on closed transactions.

Segment profit for CF was $126.8 million for the three months ended June 30, 2025, compared with $100.4 million for the three months ended June 30, 2024, representing an increase of 26%. Profitability increased primarily as a result of an increase in revenues when compared to the same quarter last year.

Financial Restructuring
Three Months Ended June 30, 2025 versus June 30, 2024
Revenues for FR were $128.2 million for the three months ended June 30, 2025, compared with $117.4 million for the three months ended June 30, 2024, representing an increase of 9%. Revenues increased primarily due to an increase in the number of closed transactions during the quarter, which was driven by favorable market conditions for restructuring transactions.

Segment profit for FR was $43.6 million for the three months ended June 30, 2025, compared with $39.1 million for the three months ended June 30, 2024, an increase of 11%. Profitability increased primarily as a result of an increase in revenues when compared to the same quarter last year.
Financial and Valuation Advisory
Three Months Ended June 30, 2025 versus June 30, 2024
Revenues for FVA were $78.6 million for the three months ended June 30, 2025, compared with $67.8 million for the three months ended June 30, 2024, representing an increase of 16%. Revenues increased primarily due to an increase in the number of Fee Events during the quarter. The increase in the number of Fee Events was driven by increasing our client base and expanding our scope of work for existing clients in one or more of the service lines within our FVA business.

Segment profit for FVA was $17.3 million for the three months ended June 30, 2025, compared with $17.6 million for the three months ended June 30, 2024, a decrease of (2)%. Profitability decreased as a result of an increase in compensation expenses and non-compensation expenses as a percentage of revenues when compared to the same quarter last year.
Corporate Expenses
Three Months Ended June 30, 2025 versus June 30, 2024
Corporate expenses were $98.0 million for the three months ended June 30, 2025, compared with $62.5 million for the three months ended June 30, 2024, representing an increase of 57%. Corporate expenses increased primarily as a result of an increase in the revaluation of acquisition contingent consideration and by higher compensation expenses when compared to the same quarter last year.

Liquidity and Capital Resources
Our current assets comprise cash and cash equivalents, investment securities, accounts receivable, income taxes receivable, and unbilled work in progress related to fees earned from providing advisory services. Our current liabilities include deferred income, accounts payable and accrued expenses, accrued salaries and bonuses, and current portion of loan obligations.

Our cash and cash equivalents include cash held at banks. We maintain moderate levels of cash on hand in support of regulatory requirements for our registered broker-dealer. As of June 30, 2025 and March 31, 2025, we had $621.0 million and $686.2 million of cash in foreign subsidiaries, respectively. Our excess cash may be invested from time to time in short-term investments, including treasury securities, commercial paper, certificates of deposit, and investment grade corporate and government debt securities. Please refer to Note 6 for further detail.

As of June 30, 2025 and March 31, 2025, our restricted cash, cash and cash equivalents, and investment securities were as follows:

(In thousands)	June 30, 2025	March 31, 2025
Cash and cash equivalents	$793,823	$971,007
Investment securities	72,878	195,624
Total unrestricted cash and cash equivalents, including investment securities	866,701	1,166,631
Restricted cash (1)	4,573	4,572
Total cash, cash equivalents, and restricted cash, including investment securities	$871,274	$1,171,203
(1)Restricted cash included cash deposits in support of two letters of credit for our Frankfurt office, cash held in escrow accounts, and collateral to support rent guarantees.

Our liquidity is highly dependent upon cash receipts from clients that are generally dependent upon the successful completion of transactions, as well as the timing of receivables collections, which typically occur within 60 days of billing. As of June 30, 2025, accounts receivable, net of credit losses was $218.2 million. As of June 30, 2025, unbilled work in progress, net of credit losses was $180.8 million.

On August 23, 2019, the Company entered into a syndicated revolving line of credit with the Bank of America, N.A. and certain other financial institutions party thereto, which was amended by a First Amendment to Credit Agreement dated as of August 2, 2022 (the "HLI Line of Credit"), which allows for borrowings of up to $100 million (and, subject to certain conditions, provides the Company with an uncommitted expansion option, which, if exercised in full, would provide for a total credit facility of $200 million), and matures on August 23, 2025 (or if such date is not a business day, the immediately preceding business day). Borrowings under the HLI Line of Credit bear interest at a floating rate, which can be either, at the Company’s option, (i) Term Secured Overnight Financing Rate (“SOFR”) plus a 0.10% SOFR adjustment plus a 1.00% margin or (ii) base rate, which is the highest of (a) the Federal Funds Rate plus one-half of one percent (0.50%), (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (c) Term SOFR plus a 0.10% SOFR adjustment. Commitment fees apply to unused amounts, and the HLI Line of Credit contains debt covenants which require that the Company maintain certain financial ratios. The loan agreement requires compliance with certain loan covenants including but not limited to the maintenance of minimum consolidated earnings before interest, taxes, depreciation and amortization of no less than $150 million as of the end of any quarterly 12-month period and certain leverage ratios including a consolidated leverage ratio of less than 2.00 to 1.00. As of June 30, 2025, we were, and expect to continue to be, in compliance with such covenants. As of June 30, 2025 and March 31, 2025, no principal was outstanding under the HLI Line of Credit.

The majority of the Company's payment obligations and commitments pertain to routine operating leases. The Company also has various obligations relating to notes payable and contingent consideration issued in connection with businesses previously acquired (see Note 10 included in Part I, Item 1 of this Form 10-Q).

In connection with certain acquisitions, certain employees may be entitled to deferred consideration, primarily in the form of retention payments, should certain service and/or performance conditions be met in the future. As a result of these conditions, such deferred consideration would be expensed as compensation in current and future periods and has been accrued as liabilities on the Consolidated Balance Sheets as of June 30, 2025 and March 31, 2025.

Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of our incentive compensation during the first and third quarters of each fiscal year. A summary of our operating, investing, and financing cash flows is as follows:

	Three Months Ended June 30,
(In thousands)	2025	2024	Change
Operating activities:
Net income	$97,533	$88,940	10%
Non-cash charges	84,408	63,384	33%
Other operating activities	(313,571)	(216,835)	45%
Net cash used in operating activities	(131,630)	(64,511)	104%
Net cash provided by/(used in) investing activities	109,648	(40,432)	(371)%
Net cash used in financing activities	(196,628)	(161,499)	22%
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	41,427	(5,096)	(913)%
Net decrease in cash, cash equivalents, and restricted cash	(177,183)	(271,538)	(35)%
Cash, cash equivalents, and restricted cash — beginning of period	975,579	721,854	35%
Cash, cash equivalents, and restricted cash — end of period	$798,396	$450,316	77%
Three Months Ended June 30, 2025
Operating activities resulted in a net outflow of $(131.6) million, primarily attributable to cash bonus payments in May 2025. Investing activities resulted in a net inflow of $109.6 million, primarily attributable to sales or maturities of investment securities. Financing activities resulted in a net outflow of $(196.6) million, primarily attributable to payments made to settle employee tax obligations on share-based awards and dividends paid.
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
Contractual Obligations
There have been no material changes outside of the ordinary course of business to our known contractual obligations, which are included in Item 7 of our 2025 Annual Report.
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
Exchange Rate Risk
The exchange rate of the U.S. Dollar relative to the currencies in the non-U.S. countries in which we operate may have an effect on the reported value of our non-U.S. Dollar denominated or based assets and liabilities and, therefore, be reflected as a change in other comprehensive income, net of tax. Our non-U.S. assets and liabilities that are sensitive to exchange rates consist primarily of trade payables and receivables, work in progress, and cash. For the three months ended June 30, 2025 and 2024, the net impact of the fluctuation of foreign currencies in other comprehensive income within the Consolidated Statements of Comprehensive Income was $48.3 million and $(3.0) million, respectively. A hypothetical 10% depreciation in the U.S. Dollar relative to the functional currencies of our foreign subsidiaries as of June 30, 2025, would have resulted in an increase in our other comprehensive income, net of tax, of approximately $102 million for the three months ended June 30, 2025.

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

From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of June 30, 2025, we had no open foreign currency forward contracts outstanding. As of June 30, 2024, we had three foreign currency forward contract outstanding between the U.S. Dollar and the Pound Sterling with an aggregate notional value of $67.0 million. The change in fair value of these contracts represented a net loss included in Other operating expenses of $0 and $521 thousand during the three months ended June 30, 2025 and 2024, respectively.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during the fiscal quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. There has been no material change in the nature of our legal proceedings from the descriptions contained in our 2025 Annual Report.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in our 2025 Annual Report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None during the quarter ended June 30, 2025.
Purchases of Equity Securities
The following table summarizes all of the repurchases of Houlihan Lokey, Inc. equity securities, on a trade date basis, during the quarter ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2025 - April 30, 2025	—	$—	—	$397,724,154
May 1, 2025 - May 30, 2025 (2)	762,077	180.08	—	397,724,154
June 1, 2025 - June 30, 2025 (3)	1,476	176.96	—	397,724,154
Total	763,553	$181.07	—	$397,724,154
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
(2)Total Number of Shares Purchased consists of 762,077 unvested shares of Class B common stock at an average price per share of $180.08, which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards.
(3)Total Number of Shares Purchased consists of 1,476 unvested shares of Class B common stock at an average price per share of $176.96, which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards.

Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information
(a) None.
(b) None.
(c) During the fiscal quarter ended June 30, 2025 no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

HOULIHAN LOKEY, INC.

Date:	August 5, 2025	/s/ SCOTT J. ADELSON
Scott J. Adelson
Chief Executive Officer
(Principal Executive Officer)

Date:	August 5, 2025	/s/ J. LINDSEY ALLEY
J. Lindsey Alley
Chief Financial Officer
(Principal Financial and Accounting Officer)