Form 10-Q
period 2025-09-30
HOULIHAN LOKEY, INC.
filed 2025-11-04
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2025, the registrant had 54,515,003 shares of Class A common stock, $0.001 par value per share, and 15,553,707 shares of Class B common stock, $0.001 par value per share, outstanding.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share data and par value)	September 30, 2025	March 31, 2025
Assets:
Cash and cash equivalents	$923,576	$971,007
Investment securities	184,642	195,624
Accounts receivable, net of allowance for credit losses of $14,645 and $13,843, respectively	251,156	257,326
Unbilled work in progress, net of allowance for credit losses of $9,488 and $6,764, respectively	191,248	157,760
Property and equipment, net	145,193	149,350
Operating lease right-of-use assets	352,622	362,669
Goodwill	1,292,121	1,284,589
Other intangible assets, net	200,881	212,670
Other assets	251,926	228,713
Total assets	$3,793,365	$3,819,708

Liabilities and stockholders' equity
Liabilities:
Accrued salaries and bonuses	$822,763	$936,619
Accounts payable and accrued expenses	108,861	137,228
Operating lease liabilities	432,899	438,185
Other liabilities	181,950	132,799
Total liabilities	1,546,473	1,644,831

Commitments and contingencies (Note 16)
Stockholders' equity:
Class A common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 54,573,369 and 53,822,189 shares, respectively	55	54
Class B common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 15,564,859 and 16,021,106 shares, respectively	16	16
Additional paid-in capital	759,693	843,350
Retained earnings	1,516,154	1,394,738
Accumulated other comprehensive loss	(29,026)	(63,281)
Total stockholders' equity	2,246,892	2,174,877
Total liabilities and stockholders' equity	$3,793,365	$3,819,708
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Revenues	$659,452	$574,957	$1,264,801	$1,088,566
Operating expenses:
Employee compensation and benefits	405,562	353,599	777,851	669,468
Acquisition related compensation and benefits	17,640	7,038	38,188	21,285
Travel, meals, and entertainment	15,168	13,570	35,155	32,082
Rent	17,750	15,174	35,979	34,458
Depreciation and amortization	10,303	7,444	26,293	16,300
Information technology and communications	16,704	17,755	34,516	33,944
Professional fees	10,321	9,677	21,993	18,154
Other operating expenses	14,663	20,031	35,790	36,638
Revaluation of acquisition contingent consideration	—	—	17,895	828
Total operating expenses	508,111	444,288	1,023,660	863,157
Operating income	151,341	130,669	241,141	225,409
Other (income) expense, net	(8,712)	(5,419)	(16,962)	(10,553)
Income before provision for income taxes	160,053	136,088	258,103	235,962
Provision for income taxes	48,272	42,539	48,789	53,473
Net income	111,781	93,549	209,314	182,489
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(14,064)	31,361	34,255	28,399
Comprehensive income	$97,717	$124,910	$243,569	$210,888

Weighted average shares of common stock outstanding:
Basic	66,963,260	65,822,690	66,605,683	65,429,115
Fully diluted	68,591,031	68,422,600	68,760,543	68,450,866
Earnings per share (Note 13)
Basic	$1.67	$1.42	$3.14	$2.79
Fully diluted	$1.63	$1.37	$3.04	$2.67

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – July 1, 2025	54,330,177	$54	16,004,974	$16	$743,715	$1,448,993	$(14,962)	$2,177,816
Shares issued	—	—	12,764	1	—	—	—	1
Stock compensation expense (Note 14)	—	—	—	—	46,455	—	—	46,455
Dividends	—	—	—	—	—	(44,620)	—	(44,620)
Conversion of Class B to Class A shares	389,930	1	(389,930)	(1)	—	—	—	—
Other shares repurchased/forfeited	(146,738)	—	(62,949)	—	(30,477)	—	—	(30,477)
Net income	—	—	—	—	—	111,781	—	111,781
Other comprehensive income	—	—	—	—	—	—	(14,064)	(14,064)
Balances – September 30, 2025	54,573,369	$55	15,564,859	$16	$759,693	$1,516,154	$(29,026)	$2,246,892

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – July 1, 2024	53,053,499	$53	16,456,793	$16	$691,651	$1,207,328	$(69,570)	$1,829,478
Shares issued	—	—	29,576	—	—	—	—	—
Stock compensation expense (Note 14)	—	—	—	—	44,349	—	—	44,349
Dividends	—	—	—	—	—	(40,927)	—	(40,927)
Conversion of Class B to Class A shares	350,440	—	(350,440)	—	—	—	—	—
Other shares repurchased/forfeited	—	—	(53,191)	—	(723)	—	—	(723)
Net income	—	—	—	—	—	93,549	—	93,549
Other comprehensive income	—	—	—	—	—	—	31,361	31,361
Balances – September 30, 2024	53,403,939	$53	16,082,738	$16	$735,277	$1,259,950	$(38,209)	$1,957,087
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2025	53,822,189	$54	16,021,106	$16	$843,350	$1,394,738	$(63,281)	$2,174,877
Shares issued	3,998	—	1,403,809	2	3,759	—	—	3,761
Stock compensation expense (Note 14)	—	—	—	—	87,923	—	—	87,923
Dividends	—	—	—	—	—	(87,898)	—	(87,898)
Conversion of Class B to Class A shares	942,748	1	(942,748)	(1)	—	—	—	—
Other shares repurchased/forfeited	(195,566)	—	(917,308)	(1)	(175,339)	—	—	(175,340)
Net income	—	—	—	—	—	209,314	—	209,314
Other comprehensive income	—	—	—	—	—	—	34,255	34,255
Balances – September 30, 2025	54,573,369	$55	15,564,859	$16	$759,693	$1,516,154	$(29,026)	$2,246,892

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2024	52,348,511	$52	16,746,676	$17	$739,870	$1,163,419	$(66,608)	$1,836,750
Shares issued	96,904	—	1,248,217	1	22,232	—	—	22,233
Stock compensation expense (Note 14)	—	—	—	—	75,131	—	—	75,131
Dividends	—	—	—	—	—	(85,958)	—	(85,958)
Conversion of Class B to Class A shares	958,524	1	(958,524)	(1)	—	—	—	—
Shares issued to non-employee directors (Note 14)	—	—	—	—	—	—	—	—
Other shares repurchased/forfeited	—	—	(953,631)	(1)	(101,956)	—	—	(101,957)
Net income	—	—	—	—	—	182,489	—	182,489
Other comprehensive income	—	—	—	—	—	—	28,399	28,399
Balances – September 30, 2024	53,403,939	$53	16,082,738	$16	$735,277	$1,259,950	$(38,209)	$1,957,087
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended September 30,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$209,314	$182,489
Adjustments to reconcile net income to net cash used in operating activities:
Provision for bad debts, net	5,619	5,234
Non-cash lease expense	15,100	15,222
Depreciation and amortization	26,293	16,300
Revaluation of acquisition contingent consideration	17,895	804
Compensation expense – equity and liability classified share awards (Note 14)	88,852	78,396
Other	(536)	(939)
Changes in operating assets and liabilities:
Accounts receivable	3,600	(15,106)
Unbilled work in progress	(36,212)	55,786
Other assets	(22,823)	(643)
Accrued salaries and bonuses	(111,735)	(84,213)
Accounts payable and accrued expenses and other liabilities	(1,951)	(28,619)
Net cash provided by operating activities	193,416	224,711
Cash flows from investing activities:
Purchases of investment securities	(283,176)	(23,496)
Sales or maturities of investment securities	294,694	5,611
Acquisition of business, net of cash acquired	(725)	(32,058)
Purchase of property and equipment	(15,423)	(21,368)
Net cash used in investing activities	(4,630)	(71,311)
Cash flows from financing activities:
Dividends paid	(94,252)	(89,674)
Share repurchases	(37,532)	(240)
Payments to settle employee tax obligations on share-based awards	(137,691)	(101,716)
Earnouts paid	—	(9,706)
Other financing activities	710	710
Net cash used in financing activities	(268,765)	(200,626)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	32,798	18,234
Net decrease in cash, cash equivalents, and restricted cash	(47,181)	(28,992)
Cash, cash equivalents, and restricted cash – beginning of period	975,579	721,854
Cash, cash equivalents, and restricted cash – end of period	$928,398	$692,862

Supplemental disclosures of non-cash activities:
Shares issued via vesting of liability classified awards	$3,049	$5,953
Shares issued as consideration for acquisition	—	12,489
Cash acquired through acquisitions	$—	$2,207
Cash paid during the period for:
Taxes, net of refunds	$55,354	$37,211
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

•Financial Restructuring ("FR") provides advice to debtors, creditors and other parties-in-interest in connection with recapitalization/deleveraging transactions implemented through bankruptcy proceedings and out-of-court exchanges, consent solicitations or other mechanisms, as well as in distressed mergers and acquisitions and capital markets activities. As part of these engagements, our FR business segment offers a wide range of advisory services to our clients, including: the structuring, negotiation, and confirmation of plans of reorganization; structuring and analysis of exchange offers; liability management transactions; corporate viability assessment; dispute resolution and expert testimony; and procuring debtor-in-possession financing. The majority of our FR revenues consists of Completion Fees. Although atypical, FR transactions can fail to be completed for many reasons that are outside of our control. In these instances, our fees are generally limited to Retainer Fees and/or Progress Fees.

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
Note 2 — Basis of Presentation and Consolidation
Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP"), pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"), and include all information and footnotes required for interim consolidated financial statement presentation. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for the full fiscal year. The unaudited interim consolidated financial statements and notes to consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (the "2025 Annual Report").

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
In connection with certain acquisitions, contingent consideration is issued as part of the purchase price. Historically, the associated quarterly fair-value remeasurements of this consideration were recorded in Other (income) expense, net. Beginning with the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, these remeasurements are presented on the face of the Consolidated Statements of Comprehensive Income under the line item Revaluation of acquisition contingent consideration. Prior period amounts have been recast to conform with this presentation. These reclassifications did not affect net income, stockholders’ equity, or cash flows as previously reported.
Additionally, certain other prior year amounts have been reclassified to conform to the current period's presentation. These reclassifications had no impact on net income, shareholders' equity or net cash flows as previously reported.
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
Translation of Foreign Currency Transactions
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of September 30, 2025, we had no open foreign currency forward contracts outstanding. As of September 30, 2024, we had two foreign currency forward contracts outstanding between the U.S. Dollar and the Pound Sterling with an aggregate notional value of $37,000. The change in fair value of these contracts represented a net gain included in other operating expenses of $0 and $2,410 during the three months ended September 30, 2025 and 2024, respectively.
Fair Value Measurements
The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels in accordance with Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurement:

•Level I Inputs: Unadjusted quoted prices in active markets for identical assets or liabilities accessible to the reporting entity at the measurement date.
•Level II Inputs: Other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
•Level III Inputs: Unobservable inputs for the asset or liability used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at measurement date.

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
The following table provides a reconciliation of cash and cash equivalents and restricted cash included within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	September 30, 2025	March 31, 2025
Cash and cash equivalents	$923,576	$971,007
Restricted cash (1)	4,822	4,572
Total cash, cash equivalents, and restricted cash	$928,398	$975,579
(1)Restricted cash included cash deposits in support of two letters of credit for our Frankfurt office, cash held in escrow accounts, and collateral to support rent guarantees. Restricted cash is included within Other assets in the Consolidated Balance Sheets.
Recent Accounting Pronouncements
The Company has evaluated all recently issued accounting pronouncements and, except as discussed below, has determined that there are no such standards that are not yet effective that, if and when they become effective, would have a material impact on the Company's consolidated financial statements and related disclosures.

In September 2025, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU modernizes the accounting for costs associated with internal-use software by replacing the project-stage approach with a principles-based model for capitalization. The guidance is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company has early adopted this ASU as of September 30, 2025, and the adoption did not have a material impact on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU enhances transparency in income tax reporting by expanding disclosure requirements for the rate reconciliation and income taxes paid. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its income tax disclosures.
Note 3 — Revenue Recognition
Disaggregation of Revenues
The Company has disclosed disaggregated revenues based on its business segment and geographical area, which provides a reasonable representation of how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. See Note 17 for additional information.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)

The change in the Company’s contract assets and liabilities during the period primarily reflects the timing difference between the Company’s performance and the customer’s payment. The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	April 1, 2025	Increase/(Decrease)	September 30, 2025
Receivables (1)	$247,622	$(5,739)	$241,883
Unbilled work in progress, net of allowance for credit losses	157,760	33,488	191,248
Contract Assets (1)	9,704	(431)	9,273
Contract Liabilities (2)	48,215	(6,047)	42,168
(1)Included within Accounts receivable, net of allowance for credit losses in the Consolidated Balance Sheets.
(2)Represents deferred income which is included within Other liabilities in the Consolidated Balance Sheets.

During the six months ended September 30, 2025, $28,762 of revenues were recognized that were included in the deferred income balance at the beginning of the period.

As a practical expedient, the Company does not disclose information about remaining performance obligations pertaining to (i) contracts that have an original expected duration of one year or less, and/or (ii) contracts where the variable consideration is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that is or forms part of a single performance obligation. The transaction price allocated to remaining unsatisfied or partially unsatisfied performance obligations with an original expected duration exceeding one year was not material as of September 30, 2025.
Note 4 — Related Party Transactions
Other assets in the accompanying Consolidated Balance Sheets includes loans receivable from certain employees of $34,695 and $44,290 as of September 30, 2025 and March 31, 2025, respectively.
Note 5 — Fair Value Measurements
The following table presents information about the Company's financial assets, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	September 30, 2025
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$160,981	$—	$160,981
U.S. treasury securities	—	23,283	—	23,283
Common stock	24	—	—	24
Certificates of deposit	—	354	—	354
Total assets measured at fair value	$24	$184,618	$—	$184,642

	March 31, 2025
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$178,150	$—	$178,150
U.S. treasury securities	—	16,904	—	16,904
Common stock	21	—	—	21
Certificates of deposit	—	549	—	549
Total assets measured at fair value	$21	$195,603	$—	$195,624

The Company had no transfers between fair value levels during the six months ended September 30, 2025.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 6 — Investment Securities
The amortized cost and gross unrealized gains (losses) of marketable investment securities accounted under the fair value method were as follows:

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$160,466	$578	$(63)	$160,981
U.S. treasury securities	23,220	144	(81)	23,283
Common stock	24	—	—	24
Certificates of deposit	354	—	—	354
Total securities with unrealized gains/(losses)	$184,064	$722	$(144)	$184,642

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$177,687	$627	$(164)	$178,150
U.S. treasury securities	17,044	17	(157)	16,904
Common stock	21	—	—	21
Certificates of deposit	549	—	—	549
Total securities with unrealized gains/(losses)	$195,301	$644	$(321)	$195,624

Scheduled maturities of the debt securities held by the Company included within the investment securities portfolio were as follows:

	September 30, 2025		March 31, 2025
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$155,578	$155,945	$166,799	$167,328
Due within years two through five	28,463	28,673	28,502	28,296
Total debt within the investment securities portfolio	$184,041	$184,618	$195,301	$195,624
Note 7 — Allowance for Credit Losses
The following table presents information about the Company's allowance for credit losses:

Balance as of April 1, 2025	$20,607
Provision for bad debt, net	5,619
Recovery/(write-off) of uncollectible accounts, net	(2,093)
Balance as of September 30, 2025	$24,133

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 8 — Property and Equipment
Property and equipment, net of accumulated depreciation consists of the following:

	September 30, 2025	March 31, 2025
Equipment	$11,472	$10,409
Furniture and fixtures	40,502	37,801
Leasehold improvements	165,159	159,961
Computers and software	13,821	13,620
Other	8,231	8,092
Total cost	239,185	229,883
Less: accumulated depreciation	(93,992)	(80,533)
Total net book value	$145,193	$149,350
Additions to property and equipment during the six months ended September 30, 2025 were primarily related to leasehold improvement costs incurred.
Depreciation expense of $7,713 and $5,377 was recognized for the three months ended September 30, 2025 and 2024, respectively, and $14,228 and $10,692 for the six months ended September 30, 2025 and 2024, respectively.
Note 9 — Goodwill and Other Intangible Assets
The following table provides a reconciliation of Goodwill and Other intangible assets, net reported on the Consolidated Balance Sheets.

	Useful Lives	September 30, 2025	March 31, 2025
Goodwill	Indefinite	$1,292,121	$1,284,589
Tradename-Houlihan Lokey	Indefinite	192,210	192,210
Other intangible assets	Varies	134,589	133,785
Total cost		1,618,920	1,610,584
Less: accumulated amortization		(125,918)	(113,325)
Goodwill and Other intangible assets, net		$1,493,002	$1,497,259

The following table provides a reconciliation of goodwill attributable to the Company’s business segments:

	April 1, 2025	Change (1)	September 30, 2025
Corporate Finance	$1,017,983	$6,066	$1,024,049
Financial Restructuring	162,815	—	162,815
Financial and Valuation Advisory	103,791	1,466	105,257
Goodwill	$1,284,589	$7,532	$1,292,121
(1)Changes pertain primarily to foreign currency translation adjustments.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Amortization expense of approximately $2,590 and $2,067 was recognized for the three months ended September 30, 2025 and 2024, respectively, and $12,064 and $5,608 was recognized for the six months ended September 30, 2025 and 2024, respectively.

The estimated future amortization for finite-lived intangible assets for each of the next five fiscal years and thereafter are as follows:

Year Ending March 31,
Remainder of 2026	$1,965
2027	866
2028	708
2029	682
2030 and thereafter	4,147
Note 10 — Other Liabilities
On August 23, 2019, the Company entered into a syndicated revolving line of credit with Bank of America, N.A. and certain other financial institutions party thereto, which was amended by the First Amendment to Credit Agreement dated as of August 2, 2022, and further amended by the Second Amendment to Credit Agreement on August 19, 2025 (as amended, the "HLI Line of Credit"). The HLI Line of Credit allows for borrowings of up to $150,000 (and, subject to certain conditions, provides the Company with an uncommitted expansion option, which, if exercised in full, would provide for a total credit facility of $200,000) and matures on August 19, 2030 (or if such date is not a business day, the immediately preceding business day). Borrowings under the HLI Line of Credit bear interest at a floating rate, which can be either, at the Company's option, (i) a term Secured Overnight Financing Rate ("SOFR") plus a 0.95% margin per annum or (ii) a base rate, which is the highest of (a) the Federal Funds Rate plus one-half of one percent (0.50%), (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (c) a term SOFR rate plus a 1.00% margin. Commitment fees apply to unused amounts. The HLI Line of Credit contains certain financial covenants and other restrictions, including a financial loan covenant to maintain a consolidated leverage ratio of less than 2.00 to 1.00. As of September 30, 2025 and March 31, 2025, no principal was outstanding under the HLI Line of Credit.

In December 2024, the Company acquired Waller Helms Advisors LLC (“WHA”). Contingent consideration was issued in connection with the acquisition of WHA, which had a fair value of $47,900 and $30,000 as of September 30, 2025 and March 31, 2025, respectively.
Note 11 — Accumulated Other Comprehensive (Loss)
Accumulated other comprehensive (loss) is comprised entirely of foreign currency translation adjustments.
Note 12 — Income Taxes
The Company’s provision for income taxes was $48,272 and $42,539 for the three months ended September 30, 2025 and 2024, respectively. These represent effective tax rates of 30.2% and 31.3% for the three months ended September 30, 2025 and 2024, respectively.
The Company’s provision for income taxes was $48,789 and $53,473 for the six months ended September 30, 2025 and 2024, respectively. These represent effective tax rates of 18.9% and 22.7% for the six months ended September 30, 2025 and 2024, respectively. The decrease in the Company’s effective tax rate was primarily a result of increased stock-based compensation deductions.
On July 4, 2025 the One Big Beautiful Bill Act ("OBBBA") was signed into law in the U.S. The legislation has multiple effective dates, and the Company is currently evaluating the potential impact of OBBBA.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$111,781	$93,549	$209,314	$182,489
Denominator:
Weighted average shares of common stock outstanding — basic	66,963,260	65,822,690	66,605,683	65,429,115
Weighted average number of incremental shares pertaining to unvested restricted stock and issuable in respect of unvested restricted stock units, as calculated using the treasury stock method	1,627,771	2,599,910	2,154,860	3,021,751
Weighted average shares of common stock outstanding — diluted	68,591,031	68,422,600	68,760,543	68,450,866

Basic earnings per share	$1.67	$1.42	$3.14	$2.79
Diluted earnings per share	$1.63	$1.37	$3.04	$2.67
Note 14 — Employee Benefit Plans
Defined Contribution Plans
The Company sponsors a 401(k) defined contribution savings plan for its domestic employees and defined contribution retirement plans for its international employees. The Company contributed approximately $3,806 and $3,361 to these plans during the three months ended September 30, 2025 and 2024, respectively, $7,193 and $6,406 to these plans during the six months ended September 30, 2025 and 2024, respectively.
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
Excess tax benefits recognized during the three months ended September 30, 2025 and 2024 were immaterial. Excess tax benefits of $30,562 and $21,921 were recognized during the six months ended September 30, 2025 and 2024, respectively, as a component of the provision for income taxes. The excess tax benefits recognized during the six months ended September 30, 2025 and 2024 were primarily related to shares vested in May 2025 and May 2024, respectively.
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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
The share awards are generally classified as equity awards at the time of grant unless the number of shares granted is unknown. Awards that are settleable in shares based upon a future determinable stock price are classified as liabilities until the price is established and the resulting number of shares is known, at which time they are re-classified from liabilities to equity awards. Activity in equity-classified share awards which relate to the 2016 Incentive Plan during the six months ended September 30, 2025 and 2024 was as follows:

Unvested Share Awards	Shares	Weighted Average Grant Date Fair Value
Balance as of April 1, 2025	3,686,093	$99.02
Granted	1,090,173	173.36
Vested	(1,562,307)	91.73
Forfeited/Repurchased	(153,599)	107.64
Balance as of September 30, 2025	3,060,360	$128.78

Balance as of April 1, 2024	4,519,024	$83.37
Granted	940,701	134.20
Vested	(1,614,779)	80.24
Forfeited/Repurchased	(181,369)	88.78
Balance as of September 30, 2024	3,663,577	$97.54
Activity in liability-classified share awards during the six months ended September 30, 2025 and 2024 was as follows:

Awards Settleable in Shares	Fair Value
Balance as of April 1, 2025	$10,342
Offer to grant	95
Converted to equity grants (unvested)	(3,127)
Share price determined-transferred to equity grants	(4,703)
Forfeited	(1,070)
Balance as of September 30, 2025	$1,537

Balance as of April 1, 2024	$17,184
Offer to grant	1,659
Share price determined-converted to cash payments	(5)
Share price determined-transferred to equity grants	(7,265)
Forfeited	(317)
Balance as of September 30, 2024	$11,256

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Activity in Restricted Stock Unit awards during the six months ended September 30, 2025 and 2024 was as follows:

Restricted Stock Units	RSUs	Weighted Average Grant Date Fair Value
RSUs as of April 1, 2025	677,013	$107.39
Issued	59,178	173.33
Forfeitures	(6,231)	93.78
Vested	(295,942)	102.20
RSUs as of September 30, 2025	434,018	$120.11

RSUs as of April 1, 2024	843,730	$95.09
Issued	68,601	134.08
Forfeitures	(24,453)	94.62
Vested	(269,614)	94.71
RSUs as of September 30, 2024	618,264	$99.60

Compensation expenses for the Company associated with both equity-classified and liability-classified awards totaled $46,632 and $45,325 for the three months ended September 30, 2025 and 2024, respectively, and $88,852 and $78,396 for the six months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025 and 2024, there was $401,499 and $418,918, respectively, of total unrecognized compensation cost related to unvested share awards granted under the 2016 Incentive Plan. These costs will be recognized over a weighted average period of 2.4 years and 1.4 years, as of September 30, 2025 and 2024, respectively.

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
Note 15 — Stockholders' Equity
Dividends
Previously declared dividends related to unvested shares of $15,086 and $15,803 were unpaid as of September 30, 2025 and 2024, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Share Repurchases
In April 2022, the board of directors authorized an increase to the existing July 2021 share repurchase program, which provides for share repurchases of a new aggregate amount of up to $500,000 of the Company's Class A common stock and Class B common stock. As of September 30, 2025, shares with a value of $355,113 remained available for purchase under the program.

During the three months ended September 30, 2025 and 2024, the Company repurchased 156 and 2,814 shares, respectively, of Class B common stock, to satisfy $640 and $723, respectively, of required withholding taxes in connection with the vesting of restricted awards. During the three months ended September 30, 2025, the Company repurchased 146,738 shares of its outstanding Class A common stock at a weighted average price of $202.51 per share, excluding commissions, for an aggregate purchase price of $29,716. There were no regular share repurchases made under the existing share repurchase program during the three months ended September 30, 2024.

During the six months ended September 30, 2025 and 2024, the Company repurchased 763,709 and 675,395 shares, respectively, of Class B common stock, to satisfy $137,691 and $101,716, respectively, of required withholding taxes in connection with the vesting of restricted awards. During the six months ended September 30, 2025, the Company repurchased 195,566 shares of its outstanding Class A common stock at a weighted average price of $191.88 per share, excluding commissions, for an aggregate purchase price of $37,526. There were no regular share repurchases made under the existing share repurchase program during the six months ended September 30, 2024.
Note 16 — Commitments and Contingencies
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
Note 17 — Segment and Geographical Information
The Company’s reportable segments, described in Note 1, were identified based on several primary factors, including: each segment operates under independent management, offers distinct services, and requires specialized expertise for service delivery. Revenues by segment represent fees earned on the various services offered within each segment. Our operating expenses are classified as employee compensation and benefits expense and non-compensation expense; revenue and headcount are the primary drivers of our operating expenses. Our employee compensation and benefits expense consists of base salary, payroll taxes, benefits, annual incentive compensation payable as cash bonus awards, deferred cash bonus awards, and the amortization of equity-based bonus awards. The balance of our operating expenses (non-compensation expense) includes costs for travel, meals and entertainment, rent, depreciation and amortization, information technology and communications, professional fees, and other operating expenses. Segment profit consists of segment revenues, less (1) direct expenses including employee compensation and benefits, travel, meals and entertainment, professional fees, and bad debt and (2) expenses allocated by headcount such as communications, rent, depreciation and amortization, and office expense. The corporate expense category includes costs not allocated to individual segments, including certain acquisition related charges and share-based payments to corporate employees, as well as expenses of senior management and corporate departmental functions managed on a worldwide basis, including office of the executives, accounting, human capital, marketing, information technology, and legal and compliance. The following tables present information about revenues, profit and assets by segment and geography. The Company's CODM is its Chief Executive Officer. The CODM oversees the performance of the Company's three reportable segments by analyzing their financial metrics, including revenues by segment and segment profit. The financial metrics the CODM regularly receives does not include asset information and does not use segment asset information to assess performance or allocate resources. Comparable prior year information has been recast to reflect the additional disclosure of employee compensation and benefits by segment and non-compensation expense by segment.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Revenues by segment
Corporate Finance	$438,661	$364,028	$837,180	$692,445
Financial Restructuring	133,803	131,568	262,019	248,990
Financial and Valuation Advisory	86,988	79,361	165,602	147,131
Revenues	659,452	574,957	1,264,801	1,088,566

Employee compensation and benefits by segment (1)
Corporate Finance	246,502	214,257	466,006	395,774
Financial Restructuring	72,913	59,350	144,632	126,444
Financial and Valuation Advisory	46,759	47,316	92,693	85,366
Non-compensation expense by segment
Corporate Finance	44,829	40,116	97,063	86,594
Financial Restructuring	10,790	11,299	23,643	22,478
Financial and Valuation Advisory	14,820	12,656	30,171	24,735

Segment profit
Corporate Finance	147,330	109,655	274,111	210,077
Financial Restructuring	50,100	60,919	93,744	100,068
Financial and Valuation Advisory	25,409	19,389	42,738	37,030
Total segment profit	222,839	189,963	410,593	347,175
Corporate expenses (2)	71,498	59,294	169,452	121,766
Other (income) expense, net	(8,712)	(5,419)	(16,962)	(10,553)
Income before provision for income taxes	$160,053	$136,088	$258,103	$235,962
(1)We adjust the compensation expense for a business segment in situations where an employee residing in one business segment is performing work in another business segment where the revenues are accrued. Segment profit may vary significantly between periods depending on the levels of collaboration among the different segments.
(2)Corporate expenses include costs not allocated to individual segments, including certain acquisition related charges and share-based payments to corporate employees, as well as expenses of senior management and corporate departmental functions managed on a worldwide basis, including office of the executives, accounting, human capital, marketing, information technology, and legal and compliance.

	September 30, 2025	March 31, 2025
Assets by segment
Corporate Finance	$1,322,976	$1,312,291
Financial Restructuring	186,851	179,498
Financial and Valuation Advisory	221,390	207,162
Total segment assets	1,731,217	1,698,951
Corporate assets	2,062,148	2,120,757
Total assets	$3,793,365	$3,819,708

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Income before provision for income taxes by geography
United States	$98,599	$90,506	$160,392	$151,564
International	61,454	45,582	97,711	84,398
Income before provision for income taxes	$160,053	$136,088	$258,103	$235,962

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Revenues by geography
United States	$435,658	$435,322	$858,078	$801,881
International	223,794	139,635	406,723	286,685
Revenues	$659,452	$574,957	$1,264,801	$1,088,566

	September 30, 2025	March 31, 2025
Assets by geography
United States	$2,323,008	$2,439,032
International	1,470,357	1,380,676
Total assets	$3,793,365	$3,819,708
Note 18 — Subsequent Events
On October 23, 2025, the Company's board of directors declared a quarterly cash dividend of $0.60 per share of Class A and Class B common stock, payable on December 15, 2025, to stockholders of record as of the close of business on December 1, 2025.

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
Key Financial Measures
Revenues
Revenues include fee revenues and reimbursements of expenses. Revenues are generated from our Corporate Finance (“CF”), Financial Restructuring (“FR”), and Financial and Valuation Advisory (“FVA”) business segments and primarily consist of fees for advisory services.

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

Operating Expenses
Our operating expenses are classified as compensation expense and non-compensation expenses; revenue and headcount are the primary drivers of our operating expenses. Reimbursements of certain out-of-pocket deal expenses are recorded on a gross basis and are therefore included in both Revenues and Operating expenses on the Consolidated Statements of Comprehensive Income.

Compensation Expenses. Our compensation expenses are comprised of employee compensation and benefits and acquisition related compensation and benefits expenses. Compensation expenses account for the majority of our operating expenses, and are determined by management based on revenues earned, headcount, the competitiveness of the prevailing labor market, and anticipated compensation expectations of our employees. These factors may fluctuate, and as a result, our compensation expenses may fluctuate materially in any particular period. Accordingly, the amount of compensation expenses recognized in any particular period may not be consistent with prior periods or indicative of future periods.

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

We refer to the ratio of our compensation expenses to our revenues as our “Compensation Ratio.”

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
Other (Income) Expense, Net
Other (income) expense, net includes (i) interest income earned on non-marketable and investment securities, cash and cash equivalents, loans receivable from affiliates, employee loans, and commercial paper, (ii) interest expense and fees on our HLI Line of Credit (defined herein) and (iii) other miscellaneous non-operating expenses.
Results of Consolidated Operations
The following is a discussion of our results of operations for the three and six months ended September 30, 2025 and 2024.

	Three Months Ended September 30,			Six Months Ended September 30,
($ in thousands)	2025	2024	Change	2025	2024	Change
Revenues	$659,452	$574,957	15%	$1,264,801	$1,088,566	16%
Operating expenses:
Compensation	423,202	360,637	17%	816,039	690,753	18%
Non-compensation	84,909	83,651	2%	207,621	172,404	20%
Total operating expenses	508,111	444,288	14%	1,023,660	863,157	19%
Operating income	151,341	130,669	16%	241,141	225,409	7%
Other (income) expense, net	(8,712)	(5,419)	61%	(16,962)	(10,553)	61%
Income before provision for income taxes	160,053	136,088	18%	258,103	235,962	9%
Provision for income taxes	48,272	42,539	13%	48,789	53,473	(9)%
Net income	$111,781	$93,549	19%	$209,314	$182,489	15%

Three Months Ended September 30, 2025 versus September 30, 2024
Revenues were $659.5 million for the three months ended September 30, 2025, compared with $575.0 million for the three months ended September 30, 2024, representing an increase of 15%. The increase in revenues were primarily driven by higher revenues from our CF and FVA business segments, as described in further detail below.

Operating expenses were $508.1 million for the three months ended September 30, 2025, compared with $444.3 million for the three months ended September 30, 2024, representing an increase of 14%. Compensation expenses, as a component of operating expenses, were $423.2 million for the three months ended September 30, 2025, compared with $360.6 million for the three months ended September 30, 2024, representing an increase of 17%. The increase was primarily a result of an increase in revenues for the quarter when compared with the same quarter last year. The Compensation Ratio was 64.2% for the three months ended September 30, 2025, compared with 62.7% for the three months ended September 30, 2024. Non-compensation expense, as a component of operating expenses, was relatively flat at $84.9 million for the three months ended September 30, 2025, compared with $83.7 million for the three months ended September 30, 2024, representing an increase of 2%.

Other (income) expense, net was $(8.7) million for the three months ended September 30, 2025, compared with $(5.4) million for the three months ended September 30, 2024. Other (income) expense, net increased primarily due to higher interest income.

The provision for income taxes for the three months ended September 30, 2025 was $48.3 million, which reflected an effective tax rate of 30.2%. The provision for income taxes for the three months ended September 30, 2024 was $42.5 million, which reflected an effective tax rate of 31.3%.
Six Months Ended September 30, 2025 versus September 30, 2024

Revenues were $1.26 billion for the six months ended September 30, 2025, compared with $1.09 billion for the six months ended September 30, 2024, representing an increase of 16%.

Operating expenses were $1,023.7 million for the six months ended September 30, 2025, compared with $863.2 million for the six months ended September 30, 2024, an increase of 19%. Compensation expenses, as a component of operating expenses, were $816.0 million for the six months ended September 30, 2025, compared with $690.8 million for the six months ended September 30, 2024, an increase of 18%. The increase in compensation expenses was primarily a result of higher revenues when compared with the same period last year. The Compensation Ratio was 64.5% for the six months ended September 30, 2025, compared with 63.5% for the six months ended September 30, 2024. Non-compensation expense, as a component of operating expenses, was $207.6 million for the six months ended September 30, 2025, compared with $172.4 million for the six months ended September 30, 2024, representing an increase of 20%. The increase in non-compensation expense was primarily a result of an increase in revaluation of acquisition contingent consideration and increased depreciation and amortization when compared with the same period last year.

Other (income) expense, net was $(17.0) million for the six months ended September 30, 2025, compared with $(10.6) million for the six months ended September 30, 2024. Other (income) expense, net increased primarily due to higher interest income.

The provision for income taxes for the six months ended September 30, 2025 was $48.8 million, which reflected an effective tax rate of 18.9%. The provision for income taxes for the six months ended September 30, 2024 was $53.5 million, which reflected an effective tax rate of 22.7%. The decrease in the Company’s effective tax rate was primarily a result of increased stock-based compensation deductions.

Business Segments
The following table presents revenues, expenses and profit from our business segments. The revenues by segment represent each segment’s revenues, and the profit by segment represents profit for each segment before corporate expenses, other (income) expense, net, and income taxes.

	Three Months Ended September 30,			Six Months Ended September 30,
($ in thousands)	2025	2024	Change	2025	2024	Change
Revenues by segment
Corporate Finance	$438,661	$364,028	21%	$837,180	$692,445	21%
Financial Restructuring	133,803	131,568	2%	262,019	248,990	5%
Financial and Valuation Advisory	86,988	79,361	10%	165,602	147,131	13%
Revenues	$659,452	$574,957	15%	$1,264,801	$1,088,566	16%

Segment profit (1)
Corporate Finance	$147,330	$109,655	34%	$274,111	$210,077	30%
Financial Restructuring	50,100	60,919	(18)%	93,744	100,068	(6)%
Financial and Valuation Advisory	25,409	19,389	31%	42,738	37,030	15%
Total segment profit	222,839	189,963	17%	410,593	347,175	18%
Corporate expenses (2)	71,498	59,294	21%	169,452	121,766	39%
Other (income) expense, net	(8,712)	(5,419)	61%	(16,962)	(10,553)	61%
Income before provision for income taxes	$160,053	$136,088	18%	$258,103	$235,962	9%

Segment metrics
Number of Managing Directors (3)
Corporate Finance	242	224	8%	242	224	8%
Financial Restructuring	58	58	—%	58	58	—%
Financial and Valuation Advisory	45	41	10%	45	41	10%
Number of closed transactions/Fee Events (4)
Corporate Finance	171	131	31%	296	247	20%
Financial Restructuring	37	33	12%	72	66	9%
Financial and Valuation Advisory	1,075	903	19%	1,517	1,316	15%
(1)We adjust the compensation expense for a business segment in situations where an employee residing in one business segment is performing work in another business segment where the revenues are accrued. Segment Profit may vary significantly between periods depending on the levels of collaboration among the different segments.
(2)Corporate expenses include costs not allocated to individual segments, including certain acquisition related charges and share-based payments to corporate employees, as well as expenses of senior management and corporate departmental functions managed on a worldwide basis, including office of the executives, accounting, human capital, marketing, information technology, and legal and compliance.
(3)As of the end of the respective reporting period.
(4)Fee Events applicable to FVA only; a Fee Event includes any engagement that involves revenue activity during the measurement period with a revenue minimum of $1,000. References to closed transactions should be understood to be the same as transactions that are “effectively closed” as described in our annual report on Form 10-K.
Corporate Finance
Three Months Ended September 30, 2025 versus September 30, 2024
Revenues for CF were $438.7 million for the three months ended September 30, 2025, compared with $364.0 million for the three months ended September 30, 2024, representing an increase of 21%. Revenues increased due to an increase in the number of closed transactions during the quarter, which was driven by favorable market conditions for M&A and capital solutions. This increase was partially offset by a decrease in the average transaction fee on closed transactions, which was driven by transaction mix and does not represent a trend in the average fee on closed transactions.

Segment profit for CF was $147.3 million for the three months ended September 30, 2025, compared with $109.7 million for the three months ended September 30, 2024, an increase of 34%. Profitability increased primarily as a result of an increase in revenues and lower compensation expenses as a percentage of revenues when compared to the same quarter last year.

Six Months Ended September 30, 2025 versus September 30, 2024
Revenues for CF were $837.2 million for the six months ended September 30, 2025, compared with $692.4 million for the six months ended September 30, 2024, representing an increase of 21%. Revenues increased primarily due to an increase in the number of closed transactions during the period, driven by favorable market conditions for M&A and capital solutions transactions.

Segment profit for CF was $274.1 million for the six months ended September 30, 2025, compared with $210.1 million for the six months ended September 30, 2024, an increase of 30%. Profitability increased primarily as a result of an increase in revenues and lower compensation expenses as a percentage of revenues when compared to the same period last year.
Financial Restructuring
Three Months Ended September 30, 2025 versus September 30, 2024
Revenues for FR were $133.8 million for the three months ended September 30, 2025, compared with $131.6 million for the three months ended September 30, 2024, representing an increase of 2%. Revenues increased due to an increase in the number of closed transactions during the quarter, which was driven by favorable market conditions for restructuring transactions. This increase was partially offset by a decrease in the average transaction fee on closed transactions, which was driven by transaction mix and does not represent a trend in the average fee on closed transactions.

Segment profit for FR was $50.1 million for the three months ended September 30, 2025, compared with $60.9 million for the three months ended September 30, 2024, a decrease of (18)%. Profitability decreased primarily as a result of an increase in compensation expenses as a percentage of revenues when compared to the same quarter last year.
Six Months Ended September 30, 2025 versus September 30, 2024
Revenues for FR were $262.0 million for the six months ended September 30, 2025, compared with $249.0 million for the six months ended September 30, 2024, representing an increase of 5%. Revenues increased due to an increase in the number of closed transactions during the period, which was driven by favorable market conditions for restructuring transactions. This increase was partially offset by a decrease in the average transaction fee on closed transactions, which was driven by transaction mix and does not represent a trend in the average fee on closed transactions.

Segment profit for FR was $93.7 million for the six months ended September 30, 2025, compared with $100.1 million for the six months ended September 30, 2024, a decrease of (6)%. Profitability decreased primarily as a result of higher compensation expenses as a percentage of revenues when compared to the same period last year.
Financial and Valuation Advisory
Three Months Ended September 30, 2025 versus September 30, 2024
Revenues for FVA were $87.0 million for the three months ended September 30, 2025, compared with $79.4 million for the three months ended September 30, 2024, representing an increase of 10%. Revenues increased due to an increase in the number of Fee Events, driven by improvements in the M&A markets.

Segment profit for FVA was $25.4 million for the three months ended September 30, 2025, compared with $19.4 million for the three months ended September 30, 2024, an increase of 31%. Profitability increased primarily as a result of increased revenues and lower compensation expenses as a percentage of revenues when compared to the same quarter last year.
Six Months Ended September 30, 2025 versus September 30, 2024
Revenues for FVA were $165.6 million for the six months ended September 30, 2025, compared with $147.1 million for the six months ended September 30, 2024, representing an increase of 13%. The increase in revenues was primarily due to an increase in the number of Fee Events, driven by improvements in the M&A markets.

Segment profit for FVA was $42.7 million for the six months ended September 30, 2025, compared with $37.0 million for the six months ended September 30, 2024, an increase of 15%. Profitability increased primarily as a result of increased revenues when compared to the same period last year.

Corporate Expenses
Three Months Ended September 30, 2025 versus September 30, 2024
Corporate expenses were $71.5 million for the three months ended September 30, 2025, compared with $59.3 million for the three months ended September 30, 2024. This 21% increase was driven primarily by increased compensation expense.
Six Months Ended September 30, 2025 versus September 30, 2024
Corporate expenses were $169.5 million for the six months ended September 30, 2025, compared with $121.8 million for the six months ended September 30, 2024. This 39% increase was driven primarily by increased compensation expense and increased revaluation of acquisition contingent consideration when compared to the same period last year.

Liquidity and Capital Resources
Our current assets are primarily comprised of cash and cash equivalents, investment securities, accounts receivable, and unbilled work in progress related to fees earned from providing advisory services. Our current liabilities primarily include accrued salaries and bonuses, accounts payable and accrued expenses, and deferred income.

Our cash and cash equivalents include cash held at banks. We maintain moderate levels of cash on hand in support of regulatory requirements for our registered broker-dealer. As of September 30, 2025 and March 31, 2025, we had $714.4 million and $686.2 million of cash in foreign subsidiaries, respectively. Our excess cash may be invested from time to time in short-term investments, including treasury securities, commercial paper, certificates of deposit, and investment grade corporate and government debt securities. Please refer to Note 6 for further detail.

As of September 30, 2025 and March 31, 2025, our unrestricted cash and cash equivalents and investment securities were as follows:

(In thousands)	September 30, 2025	March 31, 2025
Cash and cash equivalents	$923,576	$971,007
Investment securities	184,642	195,624
Total unrestricted cash and cash equivalents, including investment securities	1,108,218	1,166,631

Our liquidity is highly dependent upon cash receipts from clients that are generally dependent upon the successful completion of transactions, as well as the timing of receivables collections, which typically occur within 60 days of billing. As of September 30, 2025, accounts receivable, net of allowance for credit losses was $251.2 million. As of September 30, 2025, unbilled work in progress, net of allowance for credit losses was $191.2 million.

On August 23, 2019, the Company entered into a syndicated revolving line of credit with Bank of America, N.A. and certain other financial institutions party thereto, which was amended by the First Amendment to Credit Agreement dated as of August 2, 2022, and further amended by the Second Amendment to Credit Agreement on August 19, 2025 (as amended, the "HLI Line of Credit"). The HLI Line of Credit allows for borrowings of up to $150 million (and, subject to certain conditions, provides the Company with an uncommitted expansion option, which, if exercised in full, would provide for a total credit facility of $200 million) and matures on August 19, 2030 (or if such date is not a business day, the immediately preceding business day). Borrowings under the HLI Line of Credit bear interest at a floating rate, which can be either, at the Company's option, (i) a term Secured Overnight Financing Rate ("SOFR") plus a 0.95% margin per annum or (ii) a base rate, which is the highest of (a) the Federal Funds Rate plus one-half of one percent (0.50%), (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (c) a term SOFR rate plus a 1.00% margin. Commitment fees apply to unused amounts. The HLI Line of Credit contains certain financial covenants and other restrictions, including a financial loan covenant to maintain a consolidated leverage ratio of less than 2.00 to 1.00. As of September 30, 2025, we were, and expect to continue to be, in compliance with this financial covenant. As of September 30, 2025 and March 31, 2025, no principal was outstanding under the HLI Line of Credit.

The majority of the Company's payment obligations and commitments pertain to routine operating leases. The Company also has various obligations relating to notes payable and contingent consideration issued in connection with businesses previously acquired (see Note 10 included in Part I, Item 1 of this Form 10-Q).

In connection with certain acquisitions, certain employees may be entitled to deferred consideration, primarily in the form of retention payments, should certain service and/or performance conditions be met in the future. As a result of these conditions, such deferred consideration would be expensed as compensation in current and future periods and has been accrued as liabilities on the Consolidated Balance Sheets as of September 30, 2025 and March 31, 2025.

Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of our incentive compensation during the first and third quarters of each fiscal year. A summary of our operating, investing, and financing cash flows is as follows:

	Six Months Ended September 30,
(In thousands)	2025	2024	Change
Operating activities:
Net income	$209,314	$182,489	15%
Non-cash charges	153,223	115,017	33%
Other operating activities	(169,121)	(72,795)	132%
Net cash provided by operating activities	193,416	224,711	(14)%
Net cash used in investing activities	(4,630)	(71,311)	(94)%
Net cash used in financing activities	(268,765)	(200,626)	34%
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	32,798	18,234	80%
Net decrease in cash, cash equivalents, and restricted cash	(47,181)	(28,992)	63%
Cash, cash equivalents, and restricted cash — beginning of period	975,579	721,854	35%
Cash, cash equivalents, and restricted cash — end of period	$928,398	$692,862	34%
Six Months Ended September 30, 2025
Operating activities resulted in a net inflow of $193.4 million, primarily attributable to net income, partially offset by cash bonus payments in May 2025. Investing activities resulted in a net outflow of $4.6 million, primarily attributable to purchases of investment securities and purchases of property and equipment, partially offset by sales or maturities of investment securities. Financing activities resulted in a net outflow of $268.8 million, primarily attributable to payments made to settle employee tax obligations on share-based awards, dividends paid, and share repurchases.
Six Months Ended September 30, 2024
Operating activities resulted in a net inflow of $224.7 million, primarily attributable to net income, partially offset by cash bonus payments paid in May 2024. Investing activities resulted in a net outflow of $71.3 million, primarily attributable to the acquisition of Triago during the three months ended June 30, 2024, purchases of investment securities, and purchases of property and equipment. Financing activities resulted in a net outflow of $200.6 million, primarily attributable to payments made to settle employee tax obligations on share-based awards and dividends paid.
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

During the six months ended September 30, 2025, there were no significant changes to our critical accounting policies and estimates. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended March 31, 2025, for a more complete discussion of our critical accounting policies and estimates.
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

Our cash and cash equivalents are denominated primarily in U.S. Dollars, Pound Sterling, Euros, and Yen, and we face foreign currency risk in our cash balances and other assets and liabilities held in accounts outside the U.S. due to potential currency movements.

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
Exchange Rate Risk
The exchange rate of the U.S. Dollar relative to the currencies in the non-U.S. countries in which we operate may have an effect on the reported value of our non-U.S. Dollar denominated or based assets and liabilities and, therefore, be reflected as a change in other comprehensive income, net of tax. Our non-U.S. assets and liabilities that are sensitive to exchange rates consist primarily of trade payables and receivables, work in progress, and cash. For the three months ended September 30, 2025 and 2024, the net impact of the fluctuation of foreign currencies in other comprehensive income within the Consolidated Statements of Comprehensive Income was $(14.1) million and $31.4 million, respectively. For the six months ended September 30, 2025 and 2024, the net impact of the fluctuation of foreign currencies in other comprehensive income within the Consolidated Statements of Comprehensive Income was $34.3 million and $28.4 million, respectively. A hypothetical 10% depreciation in the U.S. Dollar relative to the functional currencies of our foreign subsidiaries as of September 30, 2025, would have resulted in an increase in our other comprehensive income, net of tax, of approximately $103 million for the six months ended September 30, 2025.

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

From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of September 30, 2025, we had no open foreign currency forward contracts outstanding. As of September 30, 2024, we had two foreign currency forward contracts outstanding between the U.S. Dollar and the Pound Sterling with an aggregate notional value of $37.0 million. The change in fair value of these contracts represented a net gain included in other operating expenses of $0 and $2.4 million during the three months ended September 30, 2025 and 2024, respectively.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during the fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There have been no sales of unregistered equity securities during the quarter ended September 30, 2025.
Purchases of Equity Securities
The following table summarizes all of the repurchases of Houlihan Lokey, Inc. equity securities, on a trade date basis, during the quarter ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2025 - July 31, 2025 (2)	156	$189.59	—	$397,724,154
August 1, 2025 - August 31, 2025	—	—	—	397,724,154
September 1, 2025 - September 30, 2025	209,707	203.19	209,707	355,112,851
Total	209,863	$203.18	209,707	$355,112,851
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
(2)Total Number of Shares Purchased consists of 156 unvested shares of Class B common stock at an average price per share of $189.59, which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards.

Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(c) During the fiscal quarter ended September 30, 2025 no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Revised Form of Indemnification Agreement
On October 30, 2025, the Company entered into a new form of indemnification agreement (the “Indemnification Agreement”) with each of its directors and executive officers (each, an “indemnitee”). The Indemnification Agreement replaced the Company's existing form of indemnification agreement for directors and executive officers.

The Indemnification Agreement provides, among other things, for indemnification to the fullest extent permitted by law and our bylaws against any and all expenses, judgments, fines, and amounts paid in settlement of any claim incurred by an indemnitee in connection with a legal proceeding if the indemnitee acted in good faith and in a manner the indemnitee reasonably believed to be in the Company’s best interests. The Indemnification Agreement also provides for the advancement or payment of all expenses incurred by an indemnitee and for the reimbursement to the Company if it is found that such indemnitee is not entitled to such indemnification under applicable law and our bylaws.

The above description of the Indemnification Agreement does not purport to be complete and is qualified in its entirety by reference to the form of the Indemnification Agreement, which is filed with this Quarterly Report on Form 10-Q as Exhibit 10.2 and is incorporated herein by reference.

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

3.1	Second Amended and Restated Certificate of Incorporation of Houlihan Lokey, Inc., dated September 21, 2023.	8-K	001-37537	3.1	9/22/23
3.2	Amended and Restated Bylaws of the Company, dated July 26, 2023.	8-K	001-37537	3.1	8/1/23
10.1	Second Amendment to Credit Agreement, Amendment to Pledge Agreement and Joinder Agreement, dated as of August 19, 2025, by and among the Company, its subsidiaries that are party thereto as guarantors, the lenders party thereto, and Bank of America, N.A., as agent.	8-K	001-37537	10.1	8/21/25
10.2	Form of Indemnification Agreement between Houlihan Lokey, Inc. and its directors and executive officers					*
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.					*
32.1	Section 1350 Certification of Chief Executive Officer.					**
32.2	Section 1350 Certification of Chief Financial Officer.					**
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104.1	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOULIHAN LOKEY, INC.

Date:	November 4, 2025	/s/ SCOTT J. ADELSON
Scott J. Adelson
Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2025	/s/ J. LINDSEY ALLEY
J. Lindsey Alley
Chief Financial Officer
(Principal Financial and Accounting Officer)