Form 10-Q
period 2025-12-31
HOULIHAN LOKEY, INC.
filed 2026-02-03
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 29, 2026, the registrant had 54,354,265 shares of Class A common stock, $0.001 par value per share, and 15,431,894 shares of Class B common stock, $0.001 par value per share, outstanding.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share data and par value)	December 31, 2025	March 31, 2025
Assets:
Cash and cash equivalents	$1,056,482	$971,007
Investment securities	127,600	195,624
Accounts receivable, net of allowance for credit losses of $14,220 and $13,843, respectively	210,876	257,326
Unbilled work in progress, net of allowance for credit losses of $11,544 and $6,764, respectively	232,673	157,760
Property and equipment, net	141,433	149,350
Operating lease right-of-use assets	415,132	362,669
Goodwill	1,292,804	1,284,589
Other intangible assets, net	199,597	212,670
Other assets	260,158	228,713
Total assets	$3,936,755	$3,819,708

Liabilities and stockholders' equity
Liabilities:
Accrued salaries and bonuses	$881,133	$936,619
Accounts payable and accrued expenses	107,659	137,228
Operating lease liabilities	497,131	438,185
Other liabilities	157,065	132,799
Total liabilities	1,642,988	1,644,831

Commitments and contingencies (Note 16)
Stockholders' equity:
Class A common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 54,333,722 and 53,822,189 shares, respectively	54	54
Class B common stock, $0.001 par value. Authorized 1,000,000,000 shares; issued and outstanding 15,351,712 and 16,021,106 shares, respectively	15	16
Additional paid-in capital	734,490	843,350
Retained earnings	1,588,678	1,394,738
Accumulated other comprehensive loss	(29,470)	(63,281)
Total stockholders' equity	2,293,767	2,174,877
Total liabilities and stockholders' equity	$3,936,755	$3,819,708
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands, except share and per share data)	2025	2024	2025	2024
Revenues	$717,072	$634,428	$1,981,873	$1,722,994
Operating expenses:
Employee compensation and benefits	441,001	390,173	1,218,852	1,059,641
Acquisition related compensation and benefits	17,570	12,798	55,758	34,083
Travel, meals, and entertainment	18,736	17,942	53,891	50,024
Rent	19,523	22,259	55,502	56,717
Depreciation and amortization	8,297	9,561	34,590	25,861
Information technology and communications	20,357	16,945	54,873	50,889
Professional fees	11,740	11,744	33,733	29,898
Other operating expenses	19,118	16,904	54,908	53,542
Revaluation of acquisition contingent consideration	—	—	17,895	828
Total operating expenses	556,342	498,326	1,580,002	1,361,483
Operating income	160,730	136,102	401,871	361,511
Other (income) expense, net	(8,918)	(9,016)	(25,880)	(19,569)
Income before provision for income taxes	169,648	145,118	427,751	381,080
Provision for income taxes	53,100	49,816	101,889	103,289
Net income	116,548	95,302	325,862	277,791
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(444)	(48,148)	33,811	(19,749)
Comprehensive income	$116,104	$47,154	$359,673	$258,042

Weighted average shares of common stock outstanding:
Basic	66,633,965	65,831,122	66,615,145	65,563,605
Fully diluted	68,426,644	68,760,959	68,691,432	68,558,325
Earnings per share (Note 13)
Basic	$1.75	$1.45	$4.89	$4.24
Fully diluted	$1.70	$1.39	$4.74	$4.05

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – October 1, 2025	54,573,369	$55	15,564,859	$16	$759,693	$1,516,154	$(29,026)	$2,246,892
Shares issued	483	—	78,367	—	4,942	—	—	4,942
Stock-based compensation expense (Note 14)	—	—	—	—	59,912	—	—	59,912
Dividends	—	—	—	—	—	(44,024)	—	(44,024)
Conversion of Class B to Class A shares	240,769	—	(240,769)	(1)	—	—	—	(1)
Other shares repurchased/forfeited	(480,899)	(1)	(50,745)	—	(90,057)	—	—	(90,058)
Net income	—	—	—	—	—	116,548	—	116,548
Other comprehensive income	—	—	—	—	—	—	(444)	(444)
Balances – December 31, 2025	54,333,722	$54	15,351,712	$15	$734,490	$1,588,678	$(29,470)	$2,293,767

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – October 1, 2024	53,403,939	$53	16,082,738	$16	$735,277	$1,259,950	$(38,209)	$1,957,087
Shares issued	—	—	691,719	1	72,506	—	—	72,507
Stock-based compensation expense (Note 14)	—	—	—	—	44,404	—	—	44,404
Dividends	—	—	—	—	—	(40,278)	—	(40,278)
Conversion of Class B to Class A shares	611,795	1	(611,795)	(1)	—	—	—	—
Other shares repurchased/forfeited	—	—	(33,561)	—	(333)	—	—	(333)
Net income	—	—	—	—	—	95,302	—	95,302
Other comprehensive income	—	—	—	—	—	—	(48,148)	(48,148)
Balances – December 31, 2024	54,015,734	$54	16,129,101	$16	$851,854	$1,314,974	$(86,357)	$2,080,541
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2025	53,822,189	$54	16,021,106	$16	$843,350	$1,394,738	$(63,281)	$2,174,877
Shares issued	4,481	—	1,482,176	1	8,701	—	—	8,702
Stock-based compensation expense (Note 14)	—	—	—	—	147,835	—	—	147,835
Dividends	—	—	—	—	—	(131,922)	—	(131,922)
Conversion of Class B to Class A shares	1,183,517	1	(1,183,517)	(1)	—	—	—	—
Other shares repurchased/forfeited	(676,465)	(1)	(968,053)	(1)	(265,396)	—	—	(265,398)
Net income	—	—	—	—	—	325,862	—	325,862
Other comprehensive income	—	—	—	—	—	—	33,811	33,811
Balances – December 31, 2025	54,333,722	$54	15,351,712	$15	$734,490	$1,588,678	$(29,470)	$2,293,767

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands, except share data)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2024	52,348,511	$52	16,746,676	$17	$739,870	$1,163,419	$(66,608)	$1,836,750
Shares issued	91,656	—	1,939,936	2	94,028	—	—	94,030
Stock-based compensation expense (Note 14)	—	—	—	—	119,535	—	—	119,535
Dividends	—	—	—	—	—	(126,236)	—	(126,236)
Conversion of Class B to Class A shares	1,570,319	2	(1,570,319)	(2)	—	—	—	—
Shares issued to non-employee directors (Note 14)	5,248	—	—	—	710	—	—	710
Other shares repurchased/forfeited	—	—	(987,192)	(1)	(102,289)	—	—	(102,290)
Net income	—	—	—	—	—	277,791	—	277,791
Other comprehensive income	—	—	—	—	—	—	(19,749)	(19,749)
Balances – December 31, 2024	54,015,734	$54	16,129,101	$16	$851,854	$1,314,974	$(86,357)	$2,080,541
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended December 31,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$325,862	$277,791
Adjustments to reconcile net income to net cash used in operating activities:
Provision for bad debts, net	11,632	8,608
Non-cash lease expense	26,296	27,426
Depreciation and amortization	34,590	25,861
Revaluation of acquisition contingent consideration	17,895	804
Compensation expense – equity and liability classified share awards (Note 14)	149,775	123,982
Other	(3,149)	5,280
Changes in operating assets and liabilities:
Accounts receivable	39,923	47,065
Unbilled work in progress	(79,693)	(17,743)
Other assets	(22,682)	16,446
Accrued salaries and bonuses	(53,666)	(6,669)
Accounts payable and accrued expenses and other liabilities	(35,685)	(18,626)
Net cash provided by operating activities	411,098	490,225
Cash flows from investing activities:
Purchases of investment securities	(180,025)	(114,651)
Sales or maturities of investment securities	248,591	49,870
Acquisition of business, net of cash acquired	(725)	(68,710)
Capital expenditures	(16,062)	(25,218)
Net cash provided by/(used in) investing activities	51,779	(158,709)
Cash flows from financing activities:
Dividends paid	(134,880)	(126,700)
Share repurchases	(125,429)	(326)
Payments to settle employee tax obligations on share-based awards	(139,851)	(101,963)
Earnouts paid	—	(9,706)
Other financing activities	—	710
Net cash used in financing activities	(400,160)	(237,985)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	23,008	(14,593)
Net increase in cash, cash equivalents, and restricted cash	85,725	78,938
Cash, cash equivalents, and restricted cash – beginning of period	975,579	721,854
Cash, cash equivalents, and restricted cash – end of period	$1,061,304	$800,792

Supplemental disclosures of non-cash activities:
Shares issued via vesting of liability classified awards	$3,049	$5,953
Promissory note issued as consideration for acquisition	—	351
Shares issued as consideration for acquisition	4,942	84,995
Cash acquired through acquisitions	$—	$3,807
Cash paid during the period for:
Taxes, net of refunds	141,203	58,832
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
Translation of Foreign Currency Transactions
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of December 31, 2025, we had no open foreign currency forward contracts outstanding. As of December 31, 2024, we had one foreign currency forward contract outstanding between the U.S. Dollar and the Pound Sterling with an aggregate notional value of $7,000. The change in fair value of this contract represented a net gain included in other operating expenses of $3 during the three months ended December 31, 2024.
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

	December 31, 2025	March 31, 2025
Cash and cash equivalents	1,056,482	$971,007
Restricted cash (1)	4,822	4,572
Total cash, cash equivalents, and restricted cash	$1,061,304	$975,579
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

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires disaggregated disclosure of certain income statement expenses within the footnotes of the financial statements. The guidance is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

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
Contract Balances
The change in the Company’s contract assets and liabilities during the period primarily reflects the timing difference between the Company’s performance and the customer’s payment. The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	April 1, 2025	Increase/(Decrease)	December 31, 2025
Receivables (1)	$247,622	$(46,450)	$201,172
Unbilled work in progress, net of allowance for credit losses	157,760	74,913	232,673
Contract Assets (1)	9,704	—	9,704
Contract Liabilities (2)	48,215	(5,109)	43,106
(1)Included within Accounts receivable, net of allowance for credit losses in the Consolidated Balance Sheets.
(2)Represents deferred income which is included within Other liabilities in the Consolidated Balance Sheets.

During the nine months ended December 31, 2025, $34,481 of revenues were recognized that were included in the deferred income balance at the beginning of the period.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 4 — Related Party Transactions
Other assets in the accompanying Consolidated Balance Sheets includes loans receivable from certain employees of $35,117 and $44,290 as of December 31, 2025 and March 31, 2025, respectively.
Note 5 — Fair Value Measurements
The following table presents information about the Company's financial assets and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	December 31, 2025
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$94,874	$—	$94,874
U.S. treasury securities	—	32,356	—	32,356
Common stock	14	—	—	14
Certificates of deposit	—	356	—	356
Total assets measured at fair value	$14	$127,586	$—	$127,600

	March 31, 2025
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$178,150	$—	$178,150
U.S. treasury securities	—	16,904	—	16,904
Common stock	21	—	—	21
Certificates of deposit	—	549	—	549
Total assets measured at fair value	$21	$195,603	$—	$195,624

The Company had no transfers between fair value levels during the nine months ended December 31, 2025.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 6 — Investment Securities
The amortized cost and gross unrealized gains (losses) of marketable investment securities accounted under the fair value method were as follows:

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$94,394	$510	$(30)	$94,874
U.S. treasury securities	32,277	157	(78)	32,356
Common stock	14	—	—	14
Certificates of deposit	356	—	—	356
Total securities with unrealized gains/(losses)	$127,041	$667	$(108)	$127,600

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$177,687	$627	$(164)	$178,150
U.S. treasury securities	17,044	17	(157)	16,904
Common stock	21	—	—	21
Certificates of deposit	549	—	—	549
Total securities with unrealized gains/(losses)	$195,301	$644	$(321)	$195,624

Scheduled maturities of the debt securities held by the Company included within the investment securities portfolio were as follows:

	December 31, 2025		March 31, 2025
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$83,819	$84,143	$166,799	$167,328
Due within years two through five	43,208	43,443	28,502	28,296
Total debt within the investment securities portfolio	$127,027	$127,586	$195,301	$195,624
Note 7 — Allowance for Credit Losses
The following table presents information about the Company's allowance for credit losses:

Balance as of April 1, 2025	$20,607
Provision for bad debt, net	11,632
Recovery/(write-off) of uncollectible accounts, net	(6,475)
Balance as of December 31, 2025	$25,764

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Note 8 — Property and Equipment
Property and equipment, net of accumulated depreciation consists of the following:

	December 31, 2025	March 31, 2025
Equipment	$10,471	$10,409
Furniture and fixtures	43,030	37,801
Leasehold improvements	162,967	159,961
Computers and software	15,390	13,620
Other	8,244	8,092
Total cost	240,102	229,883
Less: accumulated depreciation	(98,669)	(80,533)
Total net book value	$141,433	$149,350
Additions to property and equipment during the nine months ended December 31, 2025 were primarily related to leasehold improvement costs incurred.
Depreciation expense of $6,988 and $5,495 was recognized for the three months ended December 31, 2025 and 2024, respectively, and $21,216 and $16,187 for the nine months ended December 31, 2025 and 2024, respectively.
Note 9 — Goodwill and Other Intangible Assets
The following table provides a reconciliation of Goodwill and Other intangible assets, net reported on the Consolidated Balance Sheets.

	Useful Lives	December 31, 2025	March 31, 2025
Goodwill	Indefinite	$1,292,804	$1,284,589
Tradename-Houlihan Lokey	Indefinite	192,210	192,210
Other intangible assets	Varies	134,684	133,785
Total cost		1,619,698	1,610,584
Less: accumulated amortization		(127,297)	(113,325)
Goodwill and Other intangible assets, net		$1,492,401	$1,497,259

The following table provides a reconciliation of goodwill attributable to the Company’s business segments:

	April 1, 2025	Change (1)	December 31, 2025
Corporate Finance	$1,017,983	$6,689	$1,024,672
Financial Restructuring	162,815	—	162,815
Financial and Valuation Advisory	103,791	1,526	105,317
Goodwill	$1,284,589	$8,215	$1,292,804
(1)Changes pertain primarily to foreign currency translation adjustments.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Amortization expense of approximately $1,310 and $4,066 was recognized for the three months ended December 31, 2025 and 2024, respectively, and $13,374 and $9,674 was recognized for the nine months ended December 31, 2025 and 2024, respectively.

The estimated future amortization for finite-lived intangible assets for each of the next five fiscal years and thereafter are as follows:

Year Ending March 31,
Remainder of 2026	$654
2027	869
2028	711
2029	685
2030 and thereafter	4,165
Note 10 — Other Liabilities
On August 23, 2019, the Company entered into a syndicated revolving line of credit with Bank of America, N.A. and certain other financial institutions party thereto, which was amended by the First Amendment to Credit Agreement dated as of August 2, 2022, and further amended by the Second Amendment to Credit Agreement on August 19, 2025 (as amended, the "HLI Line of Credit"). The HLI Line of Credit allows for borrowings of up to $150,000 (and, subject to certain conditions, provides the Company with an uncommitted expansion option, which, if exercised in full, would provide for a total credit facility of $200,000) and matures on August 19, 2030 (or if such date is not a business day, the immediately preceding business day). Borrowings under the HLI Line of Credit bear interest at a floating rate, which can be either, at the Company's option, (i) a term Secured Overnight Financing Rate ("SOFR") plus a 0.95% margin per annum or (ii) a base rate, which is the highest of (a) the Federal Funds Rate plus one-half of one percent (0.50%), (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (c) a term SOFR rate plus a 1.00% margin. Commitment fees apply to unused amounts. The HLI Line of Credit contains certain financial covenants and other restrictions, including a financial loan covenant to maintain a consolidated leverage ratio of less than 2.00 to 1.00. As of December 31, 2025 and March 31, 2025, no principal was outstanding under the HLI Line of Credit.

In December 2024, the Company acquired Waller Helms Advisors LLC (“WHA”). Contingent consideration was issued in connection with the acquisition of WHA, which had a fair value of $47,900 and $30,000 as of December 31, 2025 and March 31, 2025, respectively.
Note 11 — Accumulated Other Comprehensive (Loss)
Accumulated other comprehensive (loss) is comprised entirely of foreign currency translation adjustments.
Note 12 — Income Taxes
The Company’s provision for income taxes was $53,100 and $49,816 for the three months ended December 31, 2025 and 2024, respectively. These represent effective tax rates of 31.3% and 34.3% for the three months ended December 31, 2025 and 2024, respectively. The decrease in the Company’s effective tax rate was primarily a result of decreased state taxes and decreased non-deductible expenses.
The Company’s provision for income taxes was $101,889 and $103,289 for the nine months ended December 31, 2025 and 2024, respectively. These represent effective tax rates of 23.8% and 27.1% for the nine months ended December 31, 2025 and 2024, respectively. The decrease in the Company’s effective tax rate was primarily a result of increased stock-based compensation deductions and decreased state taxes.
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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Numerator:
Net income	$116,548	$95,302	$325,862	$277,791
Denominator:
Weighted average shares of common stock outstanding — basic	66,633,965	65,831,122	66,615,145	65,563,605
Weighted average number of incremental shares pertaining to unvested restricted stock and issuable in respect of unvested restricted stock units, as calculated using the treasury stock method	1,792,679	2,929,837	2,076,287	2,994,720
Weighted average shares of common stock outstanding — diluted	68,426,644	68,760,959	68,691,432	68,558,325

Basic earnings per share	$1.75	$1.45	$4.89	$4.24
Diluted earnings per share	$1.70	$1.39	$4.74	$4.05
Note 14 — Employee Benefit Plans
Share-Based Incentive Plans
Awards of restricted shares and restricted stock units ("RSU"s) have been and will be made under the Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan (the "2016 Incentive Plan"), which became effective in August 2015 and was amended in October 2024. Under the 2016 Incentive Plan, it is anticipated that the Company will continue to grant cash and equity-based incentive awards to eligible service providers in order to attract, motivate and retain the talent necessary to operate the Company's business. Equity-based incentive awards issued under the 2016 Incentive Plan generally vest over a four-year period.
Excess tax benefits recognized during the three months ended December 31, 2025 and 2024 were immaterial. Excess tax benefits of $30,562 and $21,921 were recognized during the nine months ended December 31, 2025 and 2024, respectively, as a component of the provision for income taxes. The excess tax benefits recognized during the nine months ended December 31, 2025 and 2024 were primarily related to shares vested in May 2025 and May 2024, respectively.
We recognize compensation expense for all stock-based awards, including restricted stock and RSU awards, based on the estimate of fair value of the award at the grant date. The fair value of each restricted stock and RSU award is measured based on the closing stock price of our common stock on the date of grant. We account for forfeitures as they occur. The compensation expense is recognized using a straight-line basis over the requisite service periods of the awards, which is generally four years.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
The share awards are generally classified as equity awards at the time of grant unless the number of shares granted is unknown. Awards that are settleable in shares based upon a future determinable stock price are classified as liabilities until the price is established and the resulting number of shares is known, at which time they are re-classified from liabilities to equity awards. Activity in equity-classified share awards which relate to the 2016 Incentive Plan during the nine months ended December 31, 2025 and 2024 was as follows:

Unvested Share Awards	Shares	Weighted Average Grant Date Fair Value
Balance as of April 1, 2025	3,686,093	$99.02
Granted	1,140,756	173.51
Vested	(1,598,346)	93.61
Forfeited/Repurchased	(190,475)	114.67
Balance as of December 31, 2025	3,038,028	$128.85

Balance as of April 1, 2024	4,519,024	$83.37
Granted	975,043	136.04
Vested	(1,619,144)	80.49
Forfeited/Repurchased	(208,753)	90.69
Balance at December 31, 2024	3,666,170	$98.24
Activity in liability-classified share awards during the nine months ended December 31, 2025 and 2024 was as follows:

Awards Settleable in Shares	Fair Value
Balance as of April 1, 2025	$10,342
Offer to grant	95
Converted to equity grants (unvested)	(3,127)
Share price determined-transferred to equity grants	(4,703)
Forfeited	(1,070)
Balance as of December 31, 2025	$1,537

Balance as of April 1, 2024	$17,184
Offer to grant	1,198
Share price determined-converted to cash payments	(5)
Share price determined-transferred to equity grants	(3,896)
Forfeited	(3,128)
Balance as of December 31, 2024	$11,353

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Activity in RSU awards during the nine months ended December 31, 2025 and 2024 was as follows:

Restricted Stock Units	RSUs	Weighted Average Grant Date Fair Value
RSUs as of April 1, 2025	677,013	$107.39
Issued	62,818	173.74
Forfeitures	(6,235)	93.78
Vested	(296,055)	102.20
RSUs as of December 31, 2025	437,541	$120.62

RSUs as of April 1, 2024	843,730	$95.09
Issued	68,601	134.08
Forfeitures	(27,056)	94.81
Vested	(273,210)	94.75
RSUs as of December 31, 2024	612,065	$99.63

Compensation expenses for the Company associated with both equity-classified and liability-classified awards totaled $60,923 and $45,586 for the three months ended December 31, 2025 and 2024, respectively, and $149,775 and $123,982 for the nine months ended December 31, 2025 and 2024, respectively.

As of December 31, 2025 and 2024, there was $349,399 and $421,133, respectively, of total unrecognized compensation cost related to unvested share awards granted under the 2016 Incentive Plan. These costs will be recognized over a weighted average period of 2.1 years and 1.2 years, as of December 31, 2025 and 2024, respectively.

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
Note 15 — Stockholders' Equity
Dividends
Previously declared dividends related to unvested shares of $17,053 and $20,383 were unpaid as of December 31, 2025 and 2024, respectively.
On January 22, 2026, the Company's board of directors declared a quarterly cash dividend of $0.60 per share of Class A and Class B common stock, payable on March 15, 2026, to stockholders of record as of the close of business on March 2, 2026.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)
Share Repurchases
In April 2022, the board of directors authorized an increase to the existing July 2021 share repurchase program, which provides for share repurchases of a new aggregate amount of up to $500,000 of the Company's Class A common stock and Class B common stock. As of December 31, 2025, shares with a value of $280,116 remained available for purchase under the program.

During the three months ended December 31, 2025 and 2024, the Company repurchased 13,869 and 1,177 shares, respectively, of Class B common stock, to satisfy $2,160 and $247, respectively, of required withholding taxes in connection with the vesting of restricted awards. During the three months ended December 31, 2025, the Company repurchased 480,899 shares of its outstanding Class A common stock at a weighted average price of $182.75 per share, excluding commissions, for an aggregate purchase price of $87,883. There were no regular share repurchases made under the existing share repurchase program during the three months ended December 31, 2024.

During the nine months ended December 31, 2025 and 2024, the Company repurchased 777,578 and 676,572 shares, respectively, of Class B common stock, to satisfy $139,851 and $101,963, respectively, of required withholding taxes in connection with the vesting of restricted awards. During the nine months ended December 31, 2025, the Company repurchased 676,465 shares of its outstanding Class A common stock at a weighted average price of $185.39 per share, excluding commissions, for an aggregate purchase price of $125,408. There were no regular share repurchases made under the existing share repurchase program during the nine months ended December 31, 2024.
Note 16 — Commitments and Contingencies
The Company has been named in various legal actions arising in the normal course of business. In the opinion of the Company, in consultation with legal counsel, the final resolutions of these matters are not expected to have a material adverse effect on the Company’s financial condition, operations and cash flows.
In November 2025, the Company signed a lease agreement for additional office space with undiscounted future lease payments of approximately $60,000 and a lease term of 9 years.
There have been no material changes outside of the ordinary course of business to our known contractual obligations, which are included in Item 7 of our 2025 Annual Report.
Note 17 — Segment and Geographical Information
The Company’s reportable segments, described in Note 1, were identified based on several primary factors, including: each segment operates under independent management, offers distinct services, and requires specialized expertise for service delivery. Revenues by segment represent fees earned on the various services offered within each segment. Our operating expenses are classified as employee compensation and benefits expense and non-compensation expense; revenue and headcount are the primary drivers of our operating expenses. Our employee compensation and benefits expense consists of base salary, payroll taxes, benefits, annual incentive compensation payable as cash bonus awards, deferred cash bonus awards, and the amortization of equity-based bonus awards. The balance of our operating expenses (non-compensation expense) includes costs for travel, meals and entertainment, rent, depreciation and amortization, information technology and communications, professional fees, and other operating expenses. Segment profit consists of segment revenues, less (1) direct expenses including employee compensation and benefits, travel, meals and entertainment, professional fees, and bad debt and (2) expenses allocated by headcount such as communications, rent, depreciation and amortization, and office expense. The corporate expense category includes costs not allocated to individual segments, including certain acquisition related charges and share-based payments to corporate employees, as well as expenses of senior management and corporate departmental functions managed on a worldwide basis, including office of the executives, accounting, human capital, marketing, information technology, and legal and compliance. The following tables present information about revenues, profit and assets by segment and geography. The Company's Chief Operating Decision Maker ("CODM") is its Chief Executive Officer. The CODM oversees the performance of the Company's three reportable segments by analyzing their financial metrics, including revenues by segment and segment profit. The financial metrics the CODM regularly receives does not include asset information and does not use segment asset information to assess performance or allocate resources. Comparable prior year information has been recast to reflect the additional disclosure of employee compensation and benefits by segment and non-compensation expense by segment.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Revenues by segment
Corporate Finance	$473,688	$421,602	$1,310,868	$1,114,047
Financial Restructuring	156,253	130,942	418,272	379,932
Financial and Valuation Advisory	87,131	81,884	252,733	229,015
Revenues	717,072	634,428	1,981,873	1,722,994

Employee compensation and benefits by segment (1)
Corporate Finance	271,882	239,699	737,888	635,473
Financial Restructuring	84,291	74,320	228,923	200,764
Financial and Valuation Advisory	48,525	42,561	141,218	127,927
Non-compensation expense by segment
Corporate Finance	51,078	50,351	148,141	136,945
Financial Restructuring	14,398	12,410	38,041	34,888
Financial and Valuation Advisory	16,186	15,986	46,357	40,721

Segment profit
Corporate Finance	150,728	131,552	424,839	341,629
Financial Restructuring	57,564	44,212	151,308	144,280
Financial and Valuation Advisory	22,420	23,337	65,158	60,367
Total segment profit	230,712	199,101	641,305	546,276
Corporate expenses (2)	69,982	62,999	239,434	184,765
Other (income) expense, net	(8,918)	(9,016)	(25,880)	(19,569)
Income before provision for income taxes	$169,648	$145,118	$427,751	$381,080
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

	December 31, 2025	March 31, 2025
Assets by segment
Corporate Finance	$1,324,381	$1,312,291
Financial Restructuring	186,832	179,498
Financial and Valuation Advisory	220,915	207,162
Total segment assets	1,732,128	1,698,951
Corporate assets	2,204,627	2,120,757
Total assets	$3,936,755	$3,819,708

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In thousands, except share data or as otherwise stated)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Revenues by geography
United States	$484,636	$429,620	$1,342,714	$1,231,500
International	232,436	204,808	639,159	491,494
Revenues	$717,072	$634,428	$1,981,873	$1,722,994

	December 31, 2025	March 31, 2025
Assets by geography
United States	$2,417,309	$2,439,032
International	1,519,446	1,380,676
Total assets	$3,936,755	$3,819,708
Note 18 — Subsequent Events
On February 2, 2026, the Company closed the transaction to obtain a controlling interest in Audere Partners, a prominent French corporate finance firm previously operating under the Natixis Partners brand.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion should be read together with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. We make statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “intends,” “predicts,” “potential” or “continue,” the negative of these terms or other similar expressions. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including but not limited to, the factors listed under the heading “Cautionary Note Regarding Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended March 31, 2025 (the “2025 Annual Report”). Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements speak only as of the date of this filing. You should not rely upon forward-looking statements as a prediction of future events. We are under no duty to, and we do not undertake any obligation to, update or review any of these forward-looking statements after the date of this filing to conform our prior statements to actual results or revised expectations whether as a result of new information, future developments or otherwise.
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

Compensation Expenses. Our compensation expenses are comprised of employee compensation and benefits and acquisition related compensation and benefits expenses. Compensation expenses account for the majority of our operating expenses, and are determined by management based on revenues earned, headcount, the competitiveness of the prevailing labor market, and anticipated compensation expectations of our employees. These factors may fluctuate, and as a result, our compensation expenses may fluctuate materially in any particular period. Accordingly, the amount of compensation expenses recognized in any particular period may not be consistent with prior periods or indicative of future periods. In connection with certain acquisitions, certain employees may be entitled to deferred consideration, primarily in the form of retention payments, should certain service and/or performance conditions be met in the future. As a result of these conditions, such deferred consideration would be expensed as compensation in current and future periods and has been accrued as liabilities on the Consolidated Balance Sheets as of December 31, 2025 and March 31, 2025.

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

Non-Compensation Expense. The balance of our operating expenses includes costs for travel, meals and entertainment, rent, depreciation and amortization, information technology and communications, professional fees, other operating expenses, and gains and/or losses associated with changes in the fair value of earnout liabilities. We refer to all of these expenses as non-compensation expenses. A portion of our non-compensation expenses fluctuates in response to changes in headcount.
Other (Income) Expense, Net
Other (income) expense, net primarily includes interest income and gains earned on non-marketable and investment securities, cash and cash equivalents, loans receivable from affiliates, employee loans, and commercial paper.
Results of Consolidated Operations
The following is a discussion of our results of operations for the three and nine months ended December 31, 2025 and 2024.

	Three Months Ended December 31,			Nine Months Ended December 31,
($ in thousands)	2025	2024	Change	2025	2024	Change
Revenues	$717,072	$634,428	13%	$1,981,873	$1,722,994	15%
Operating expenses:
Compensation	458,571	402,971	14%	1,274,610	1,093,724	17%
Non-compensation	97,771	95,355	3%	305,392	267,759	14%
Total operating expenses	556,342	498,326	12%	1,580,002	1,361,483	16%
Operating income	160,730	136,102	18%	401,871	361,511	11%
Other (income) expense, net	(8,918)	(9,016)	(1)%	(25,880)	(19,569)	32%
Income before provision for income taxes	169,648	145,118	17%	427,751	381,080	12%
Provision for income taxes	53,100	49,816	7%	101,889	103,289	(1)%
Net income	$116,548	$95,302	22%	$325,862	$277,791	17%

Three Months Ended December 31, 2025 versus December 31, 2024
Revenues were $717.1 million for the three months ended December 31, 2025, compared with $634.4 million for the three months ended December 31, 2024, representing an increase of 13%. The increase in revenues was primarily driven by higher revenues from our CF and FR business segments, as described in further detail below.

Operating expenses were $556.3 million for the three months ended December 31, 2025, compared with $498.3 million for the three months ended December 31, 2024, representing an increase of 12%. Compensation expenses, as a component of operating expenses, were $458.6 million for the three months ended December 31, 2025, compared with $403.0 million for the three months ended December 31, 2024, representing an increase of 14%. The increase was primarily a result of an increase in revenues for the quarter when compared with the same quarter last year. The Compensation Ratio was 64.0% for the three months ended December 31, 2025, compared with 63.5% for the three months ended December 31, 2024. Non-compensation expense, as a component of operating expenses, was $97.8 million for the three months ended December 31, 2025, compared with $95.4 million for the three months ended December 31, 2024, representing an increase of 3%.

Other (income) expense, net was relatively flat at $(8.9) million for the three months ended December 31, 2025, compared with $(9.0) million for the three months ended December 31, 2024.

The provision for income taxes for the three months ended December 31, 2025 was $53.1 million, which reflected an effective tax rate of 31.3%. The provision for income taxes for the three months ended December 31, 2024 was $49.8 million, which reflected an effective tax rate of 34.3%. The decrease in the Company’s effective tax rate was primarily a result of decreased state taxes and decreased non-deductible expenses.
Nine Months Ended December 31, 2025 versus December 31, 2024

Revenues were $1.98 billion for the nine months ended December 31, 2025, compared with $1.72 billion for the nine months ended December 31, 2024, representing an increase of 15%.

Operating expenses were $1.58 billion for the nine months ended December 31, 2025, compared with $1.36 billion for the nine months ended December 31, 2024, an increase of 16%. Compensation expenses, as a component of operating expenses, were $1.27 billion for the nine months ended December 31, 2025, compared with $1.09 billion for the nine months ended December 31, 2024, an increase of 17%. The increase in compensation expenses was primarily a result of higher revenues when compared with the same period last year. The Compensation Ratio was 64.3% for the nine months ended December 31, 2025, compared with 63.5% for the nine months ended December 31, 2024. Non-compensation expense, as a component of operating expenses, was $305.4 million for the nine months ended December 31, 2025, compared with $267.8 million for the nine months ended December 31, 2024, representing an increase of 14%. The increase in non-compensation expense was primarily a result of an increase in revaluation of acquisition contingent consideration and increased depreciation and amortization when compared with the same period last year.

Other (income) expense, net was $(25.9) million for the nine months ended December 31, 2025, compared with $(19.6) million for the nine months ended December 31, 2024. Other (income) expense, net increased primarily due to higher interest income.

The provision for income taxes for the nine months ended December 31, 2025 was $101.9 million, which reflected an effective tax rate of 23.8%. The provision for income taxes for the nine months ended December 31, 2024 was $103.3 million, which reflected an effective tax rate of 27.1%. The decrease in the Company’s effective tax rate was primarily a result of increased stock-based compensation deductions and decreased state taxes.

Business Segments
The following table presents revenues, expenses and profit from our business segments. The revenues by segment represent each segment’s revenues, and the profit by segment represents profit for each segment before corporate expenses, other (income) expense, net, and income taxes.

	Three Months Ended December 31,			Nine Months Ended December 31,
($ in thousands)	2025	2024	Change	2025	2024	Change
Revenues by segment
Corporate Finance	$473,688	$421,602	12%	$1,310,868	$1,114,047	18%
Financial Restructuring	156,253	130,942	19%	418,272	379,932	10%
Financial and Valuation Advisory	87,131	81,884	6%	252,733	229,015	10%
Revenues	$717,072	$634,428	13%	$1,981,873	$1,722,994	15%

Segment profit (1)
Corporate Finance	$150,728	$131,552	15%	$424,839	$341,629	24%
Financial Restructuring	57,564	44,212	30%	151,308	144,280	5%
Financial and Valuation Advisory	22,420	23,337	(4)%	65,158	60,367	8%
Total segment profit	230,712	199,101	16%	641,305	546,276	17%
Corporate expenses (2)	69,982	62,999	11%	239,434	184,765	30%
Other (income) expense, net	(8,918)	(9,016)	(1)%	(25,880)	(19,569)	32%
Income before provision for income taxes	$169,648	$145,118	17%	$427,751	$381,080	12%

Segment metrics
Number of Managing Directors (3)
Corporate Finance	238	238	—%	238	238	—%
Financial Restructuring	59	57	4%	59	57	4%
Financial and Valuation Advisory	44	42	5%	44	42	5%
Number of closed transactions/Fee Events (4)
Corporate Finance	177	170	4%	473	417	13%
Financial Restructuring	41	41	—%	113	107	6%
Financial and Valuation Advisory	1,103	1,005	10%	1,987	1,804	10%
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
Corporate Finance
Three Months Ended December 31, 2025 versus December 31, 2024
Revenues for CF were $473.7 million for the three months ended December 31, 2025, compared with $421.6 million for the three months ended December 31, 2024, representing an increase of 12%. Revenues increased due to an increase in the average transaction fee on closed transactions, which was driven by transaction mix and does not represent a short-term trend in the average fee on closed transactions. Revenues also increased due to an increase in the number of closed transactions during the quarter, which was driven by favorable market conditions.

Segment profit for CF was $150.7 million for the three months ended December 31, 2025, compared with $131.6 million for the three months ended December 31, 2024, an increase of 15%. Profitability increased primarily as a result of an increase in revenues when compared to the same quarter last year.

Nine Months Ended December 31, 2025 versus December 31, 2024
Revenues for CF were $1.31 billion for the nine months ended December 31, 2025, compared with $1.11 billion for the nine months ended December 31, 2024, representing an increase of 18%. Revenues increased primarily due to an increase in the number of closed transactions during the period, driven by favorable market conditions.

Segment profit for CF was $424.8 million for the nine months ended December 31, 2025, compared with $341.6 million for the nine months ended December 31, 2024, an increase of 24%. Profitability increased primarily as a result of an increase in revenues and lower non-compensation expenses as a percentage of revenues when compared to the same period last year.
Financial Restructuring
Three Months Ended December 31, 2025 versus December 31, 2024
Revenues for FR were $156.3 million for the three months ended December 31, 2025, compared with $130.9 million for the three months ended December 31, 2024, representing an increase of 19%. Revenues increased due to an increase in the average transaction fee on closed transactions, which was driven by transaction mix and does not represent a trend in the average fee on closed transactions.

Segment profit for FR was $57.6 million for the three months ended December 31, 2025, compared with $44.2 million for the three months ended December 31, 2024, an increase of 30%. Profitability increased primarily as a result of an increase in revenues and lower compensation expenses as a percentage of revenues when compared to the same quarter last year.
Nine Months Ended December 31, 2025 versus December 31, 2024
Revenues for FR were $418.3 million for the nine months ended December 31, 2025, compared with $379.9 million for the nine months ended December 31, 2024, representing an increase of 10%. Revenues increased primarily due to an increase in the average transaction fee on closed transactions, which was driven by transaction mix and does not represent a trend in the average fee on closed transactions.

Segment profit for FR was $151.3 million for the nine months ended December 31, 2025, compared with $144.3 million for the nine months ended December 31, 2024, an increase of 5%. Profitability increased primarily as a result of an increase in revenues, partially offset by higher compensation expenses as a percentage of revenues when compared to the same period last year.
Financial and Valuation Advisory
Three Months Ended December 31, 2025 versus December 31, 2024
Revenues for FVA were $87.1 million for the three months ended December 31, 2025, compared with $81.9 million for the three months ended December 31, 2024, representing an increase of 6%. Revenues increased due to an increase in the number of Fee Events, driven by improvements in the M&A markets.

Segment profit for FVA was $22.4 million for the three months ended December 31, 2025, compared with $23.3 million for the three months ended December 31, 2024, a decrease of (4)%. Profitability decreased primarily as a result of higher compensation expenses as a percentage of revenues, partially offset by an increase in revenues when compared to the same quarter last year.
Nine Months Ended December 31, 2025 versus December 31, 2024
Revenues for FVA were $252.7 million for the nine months ended December 31, 2025, compared with $229.0 million for the nine months ended December 31, 2024, representing an increase of 10%. The increase in revenues was primarily due to an increase in the number of Fee Events, driven by improvements in the M&A markets.

Segment profit for FVA was $65.2 million for the nine months ended December 31, 2025, compared with $60.4 million for the nine months ended December 31, 2024, an increase of 8%. Profitability increased primarily as a result of increased revenues, partially offset by an increase in non-compensation expenses as a percentage of revenues when compared to the same period last year.

Corporate Expenses
Three Months Ended December 31, 2025 versus December 31, 2024
Corporate expenses were $70.0 million for the three months ended December 31, 2025, compared with $63.0 million for the three months ended December 31, 2024. This 11% increase was driven primarily by increased compensation expense when compared to the same quarter last year.
Nine Months Ended December 31, 2025 versus December 31, 2024
Corporate expenses were $239.4 million for the nine months ended December 31, 2025, compared with $184.8 million for the nine months ended December 31, 2024. This 30% increase was driven primarily by increased compensation expense and increased revaluation of acquisition contingent consideration when compared to the same period last year.

Liquidity and Capital Resources
Our current assets are primarily comprised of cash and cash equivalents, investment securities, accounts receivable, and unbilled work in progress related to fees earned from providing advisory services. Our current liabilities are primarily comprised of accrued salaries and bonuses and accounts payable and accrued expenses.

Our cash and cash equivalents include cash held at banks. We maintain moderate levels of cash on hand in support of regulatory requirements for our registered broker-dealer. As of December 31, 2025 and March 31, 2025, we had $825.7 million and $686.2 million of cash in foreign subsidiaries, respectively. Our excess cash may be invested from time to time in short-term investments, including treasury securities, commercial paper, certificates of deposit, and investment grade corporate and government debt securities. Please refer to Note 6 for further detail.

As of December 31, 2025 and March 31, 2025, our unrestricted cash and cash equivalents and investment securities were as follows:

(In thousands)	December 31, 2025	March 31, 2025
Cash and cash equivalents	$1,056,482	$971,007
Investment securities	127,600	195,624
Total unrestricted cash and cash equivalents, including investment securities	1,184,082	1,166,631

Our liquidity is highly dependent upon cash receipts from clients that are generally dependent upon the successful completion of transactions, as well as the timing of receivables collections, which typically occur within 60 days of billing. As of December 31, 2025, accounts receivable, net of allowance for credit losses was $210.9 million. As of December 31, 2025, unbilled work in progress, net of allowance for credit losses was $232.7 million.

On August 23, 2019, the Company entered into a syndicated revolving line of credit with Bank of America, N.A. and certain other financial institutions party thereto, which was amended by the First Amendment to Credit Agreement dated as of August 2, 2022, and further amended by the Second Amendment to Credit Agreement on August 19, 2025 (as amended, the "HLI Line of Credit"). The HLI Line of Credit allows for borrowings of up to $150 million (and, subject to certain conditions, provides the Company with an uncommitted expansion option, which, if exercised in full, would provide for a total credit facility of $200 million) and matures on August 19, 2030 (or if such date is not a business day, the immediately preceding business day). Borrowings under the HLI Line of Credit bear interest at a floating rate, which can be either, at the Company's option, (i) a term Secured Overnight Financing Rate ("SOFR") plus a 0.95% margin per annum or (ii) a base rate, which is the highest of (a) the Federal Funds Rate plus one-half of one percent (0.50%), (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (c) a term SOFR rate plus a 1.00% margin. Commitment fees apply to unused amounts. The HLI Line of Credit contains certain financial covenants and other restrictions, including a financial loan covenant to maintain a consolidated leverage ratio of less than 2.00 to 1.00. As of December 31, 2025, we were, and expect to continue to be, in compliance with the financial covenants. As of December 31, 2025 and March 31, 2025, no principal was outstanding under the HLI Line of Credit.

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

Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of our incentive compensation during the first and third quarters of each fiscal year. A summary of our operating, investing, and financing cash flows is as follows:

	Nine Months Ended December 31,
(In thousands)	2025	2024	Change
Operating activities:
Net income	$325,862	$277,791	17%
Non-cash charges	237,039	191,961	23%
Other operating activities	(151,803)	20,473	(841)%
Net cash provided by operating activities	411,098	490,225	(16)%
Net cash provided by/(used in) investing activities	51,779	(158,709)	(133)%
Net cash used in financing activities	(400,160)	(237,985)	68%
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	23,008	(14,593)	(258)%
Net increase in cash, cash equivalents, and restricted cash	85,725	78,938	9%
Cash, cash equivalents, and restricted cash — beginning of period	975,579	721,854	35%
Cash, cash equivalents, and restricted cash — end of period	$1,061,304	$800,792	33%
Nine Months Ended December 31, 2025
Operating activities resulted in a net inflow of $411.1 million, primarily attributable to net income, partially offset by changes in our operating assets and liabilities, which includes the cash bonus payments in May 2025. Investing activities resulted in a net inflow of $51.8 million, primarily attributable to sales or maturities of investment securities, partially offset by purchases of investment securities and purchases of property and equipment. Financing activities resulted in a net outflow of $400.2 million, primarily attributable to payments made to settle employee tax obligations on share-based awards, dividends paid, and share repurchases.
Nine Months Ended December 31, 2024
Operating activities resulted in a net inflow of $490.2 million, primarily attributable to net income, partially offset by cash bonus payments paid in May 2024. Investing activities resulted in a net outflow of $158.7 million, primarily attributable to the purchase of investment securities and several acquisitions closing during the nine months ended December 31, 2024. Financing activities resulted in a net outflow of $238.0 million, primarily attributable to dividends paid and payments made to settle employee tax obligations on share-based awards.
Contractual Obligations
There have been no material changes outside of the ordinary course of business to our known contractual obligations, which are included in Item 7 of our 2025 Annual Report. We entered into a new routine lease commitment during the quarter to support ongoing operations (see Note 16 included in Part I, Item 1 of this Form 10-Q).
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

During the nine months ended December 31, 2025, there were no significant changes to our critical accounting policies and estimates. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended March 31, 2025, for a more complete discussion of our critical accounting policies and estimates.

Recent Accounting Developments
For information on recently issued accounting developments and their impact or potential impact on our consolidated financial statements, see Note 2 to our unaudited consolidated financial statements in this Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Market Risk and Credit Risk
There has been no material change in our exposure to market risk from that described in Part II, Item 7A of our Annual Report on Form 10‑K for the year ended March 31, 2025.
Risks Related to Cash and Short-Term Investments
There has been no material change in our exposure to market risk from that described in Part II, Item 7A of our Annual Report on Form 10‑K for the year ended March 31, 2025.
Exchange Rate Risk
The exchange rate of the U.S. Dollar relative to the currencies in the non-U.S. countries in which we operate may have an effect on the reported value of our non-U.S. Dollar denominated or based assets and liabilities and, therefore, may be reflected as a change in other comprehensive income, net of tax. Our non-U.S. assets and liabilities that are sensitive to exchange rates consist primarily of trade payables and receivables, work in progress, and cash. For the three months ended December 31, 2025 and 2024, the net impact of the fluctuation of foreign currencies in other comprehensive income within the Consolidated Statements of Comprehensive Income was $(0.4) million and $(48.1) million, respectively. For the nine months ended December 31, 2025 and 2024, the net impact of the fluctuation of foreign currencies in other comprehensive income within the Consolidated Statements of Comprehensive Income was $33.8 million and $(19.7) million, respectively. A hypothetical 10% depreciation in the U.S. Dollar relative to the functional currencies of our foreign subsidiaries as of December 31, 2025, would have resulted in an increase in our other comprehensive income, net of tax, of approximately $106 million for the nine months ended December 31, 2025.

For additional discussion on our exchange rate risk, refer to Part II, Item 7A of our Annual Report on Form 10‑K for the year ended March 31, 2025. Additionally, refer to Note 2 for disclosures regarding foreign currency forward contracts which we may use from time to time to hedge our foreign currency exposures.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during the fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There have been no sales of unregistered equity securities during the quarter ended December 31, 2025.
Purchases of Equity Securities
The following table summarizes all of the repurchases of Houlihan Lokey, Inc. equity securities during the quarter ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2025 - October 31, 2025 (2)	224	$205.32	—	$355,112,851
November 1, 2025 - November 30, 2025 (3)	420,233	179.39	417,930	280,115,884
December 1, 2025 - December 31, 2025 (4)	11,342	175.32	—	280,115,884
Total	431,799	$179.30	417,930	$280,115,884
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
(2)Total Number of Shares Purchased consists of 224 unvested shares of Class B common stock at an average price per share of $205.32, which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards.
(3)Total Number of Shares Purchased includes 2,303 unvested shares of Class B common stock at an average price per share of $173.29, which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards.
(4)Total Number of Shares Purchased consists of 11,342 unvested shares of Class B common stock at an average price per share of $175.32, which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(c) During the fiscal quarter ended December 31, 2025 no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

3.1	Second Amended and Restated Certificate of Incorporation of Houlihan Lokey, Inc., dated September 21, 2023.	8-K	001-37537	3.1	9/22/23
3.2	Amended and Restated Bylaws of the Company, dated July 26, 2023.	8-K	001-37537	3.1	8/1/23
9.1	Amended and Restated Voting Trust Agreement, dated as of December 30, 2025, by and among the Company and the Trustees.	8-K	001-37537	9.1	12/30/25
10.1	Form of Indemnification Agreement between Houlihan Lokey, Inc. and its directors and executive officers	10-Q	001-37537	10.2	11/4/25
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.					*
32.1	Section 1350 Certification of Chief Executive Officer.					**
32.2	Section 1350 Certification of Chief Financial Officer.					**
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104.1	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOULIHAN LOKEY, INC.

Date:	February 3, 2026	/s/ SCOTT J. ADELSON
Scott J. Adelson
Chief Executive Officer
(Principal Executive Officer)

Date:	February 3, 2026	/s/ J. LINDSEY ALLEY
J. Lindsey Alley
Chief Financial Officer
(Principal Financial and Accounting Officer)