Form 10-Q
period 2026-06-30
HOULIHAN LOKEY, INC.
filed 2026-07-31
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 28, 2026, the registrant had 54,197,538 shares of Class A common stock, $0.001 par value per share, and 15,688,962 shares of Class B common stock, $0.001 par value per share, outstanding.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In millions, except par value)	June 30, 2026	March 31, 2026
Assets:
Cash and cash equivalents	$745	$1,189
Investment securities	52	170
Accounts receivable, net of allowance for credit losses of $11 and $13, respectively	224	228
Unbilled work in progress, net of allowance for credit losses of $7 and $8, respectively	255	271
Property and equipment, net	143	143
Operating lease right-of-use assets	412	407
Goodwill	1,396	1,396
Other intangible assets, net	203	204
Other assets	287	301
Total assets	$3,717	$4,309

Liabilities, temporary equity and stockholders' equity
Liabilities:
Accrued salaries and bonuses	$589	$1,077
Accounts payable and accrued expenses	122	136
Operating lease liabilities	493	492
Other liabilities	148	151
Total liabilities	1,352	1,856

Commitments and contingencies (Note 15)

Redeemable noncontrolling interest	110	111

Stockholders' equity:
Class A common stock, $0.001 par value. Authorized 1,000 shares; issued and outstanding 54.2 and 54.2 shares, respectively	—	—
Class B common stock, $0.001 par value. Authorized 1,000 shares; issued and outstanding 15.7 and 15.3 shares, respectively	—	—
Additional paid-in capital	639	746
Retained earnings	1,667	1,645
Accumulated other comprehensive loss	(51)	(49)
Total stockholders' equity	2,255	2,342
Total liabilities, temporary equity and stockholders' equity	$3,717	$4,309
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,
(In millions, except per share data)	2026	2025
Revenues	$511	$605
Operating expenses:
Employee compensation and benefits	314	372
Acquisition related compensation and benefits	14	21
Travel, meals, and entertainment	19	20
Rent	21	18
Depreciation and amortization	8	16
Information technology and communications	19	18
Professional fees	17	12
Other operating expenses	21	20
Revaluation of acquisition contingent consideration	—	18
Total operating expenses	433	515
Operating income	78	90
Other (income) expense, net	(8)	(8)
Income before provision for income taxes	86	98
Provision for income taxes	8	—
Net income	78	98
Net (income) loss attributable to noncontrolling interest	—	—
Net income attributable to Houlihan Lokey, Inc.	$78	$98

Weighted average shares of common stock outstanding:
Basic	66.5	66.2
Fully diluted	67.6	68.9
Earnings per common share (Note 12)
Basic	$1.17	$1.47
Fully diluted	$1.15	$1.42

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,
(In millions)	2026	2025
Net income	$78	$98
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2)	48
Comprehensive income	76	146
Comprehensive (income) loss attributable to noncontrolling interest	—	—
Comprehensive income attributable to Houlihan Lokey, Inc.	$76	$146

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2026	54.2	$—	15.3	$—	$746	$1,645	$(49)	$2,342
Shares issued	—	—	1.6	—	4	—	—	4
Stock-based compensation expense (Note 13)	—	—	—	—	44	—	—	44
Dividends	—	—	—	—	—	(56)	—	(56)
Conversion of Class B to Class A shares	0.3	—	(0.3)	—	—	—	—	—
Other shares repurchased/forfeited	(0.3)	—	(0.9)	—	(156)	—	—	(156)
Change in redemption value of redeemable noncontrolling interest	—	—	—	—	1	—	—	1
Net income attributable to Houlihan Lokey, Inc.	—	—	—	—	—	78	—	78
Other comprehensive income	—	—	—	—	—	—	(2)	(2)
Balances – June 30, 2026	54.2	$—	15.7	$—	$639	$1,667	$(51)	$2,255

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2025	53.8	$—	16.0	$—	$843	$1,395	$(63)	$2,175
Shares issued	—	—	1.4	—	4	—	—	4
Stock-based compensation expense (Note 13)	—	—	—	—	41	—	—	41
Dividends	—	—	—	—	—	(44)	—	(44)
Conversion of Class B to Class A shares	0.5	—	(0.5)	—	—	—	—	—
Other shares repurchased/forfeited	—	—	(0.9)	—	(144)	—	—	(144)
Net income attributable to Houlihan Lokey, Inc.	—	—	—	—	—	98	—	98
Other comprehensive income	—	—	—	—	—	—	48	48
Balances – June 30, 2025	54.3	$—	16.0	$—	$744	$1,449	$(15)	$2,178
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended June 30,
(In millions)	2026	2025
Cash flows from operating activities:
Net income	$78	$98
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash lease expense	10	8
Depreciation and amortization	8	16
Revaluation of acquisition contingent consideration	—	18
Compensation expense – equity-based incentive awards (Note 13)	45	42
Other	—	(1)
Changes in operating assets and liabilities:
Accounts receivable	1	40
Unbilled work in progress	18	(25)
Other assets	10	(13)
Accrued salaries and bonuses	(481)	(294)
Accounts payable and accrued expenses and other liabilities	(25)	(21)
Net cash used in operating activities	(336)	(132)
Cash flows from investing activities:
Purchases of investment securities	(4)	(153)
Sales or maturities of investment securities	122	277
Acquisition of businesses, net of cash acquired	—	(1)
Capital expenditures	(6)	(13)
Net cash provided by investing activities	112	110
Cash flows from financing activities:
Dividends paid	(61)	(53)
Share repurchases	(50)	(8)
Payments to settle employee tax obligations on share-based awards	(106)	(137)
Other financing activities	—	1
Net cash used in financing activities	(217)	(197)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(3)	41
Net decrease in cash, cash equivalents, and restricted cash	(444)	(178)
Cash, cash equivalents, and restricted cash – beginning of period	1,193	976
Cash, cash equivalents, and restricted cash – end of period	$749	$798

Cash paid during the period for:
Taxes, net of refunds	26	11
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(In millions, except share data or as otherwise stated)

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

•Financial Restructuring ("FR") provides advice to debtors, creditors, and other parties-in-interest in connection with recapitalization/deleveraging transactions implemented through bankruptcy proceedings and out-of-court exchanges, consent solicitations or other mechanisms, as well as in distressed mergers and acquisitions and capital markets activities. As part of these engagements, our FR business segment offers a wide range of advisory services to our clients, including: the structuring, negotiation, and confirmation of plans of reorganization; structuring and analysis of exchange offers; liability management transactions; corporate viability assessment; dispute resolution and expert testimony; and procuring debtor-in-possession financing. The majority of our FR revenues consists of Completion Fees. A FR transaction can fail to be completed for many reasons that are outside of our control. In these instances, our fees are generally limited to Retainer Fees and/or Progress Fees.

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
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP"), pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"), and include all information and footnotes required for interim condensed consolidated financial statement presentation. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for the full fiscal year. The unaudited interim consolidated financial statements and notes to consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (the "2026 Annual Report").
Certain prior year amounts have been reclassified to conform to the current period's presentation. These reclassifications had no impact on net income, shareholders' equity or net cash flows as previously reported.
Unless otherwise noted, amounts are presented in millions. Percentages presented and earnings per common share amounts are calculated from the underlying whole-dollar amounts.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In millions, except per share data or as otherwise stated)
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
Foreign Currency Transactions
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of June 30, 2026, we had four open foreign currency forward contracts outstanding between the U.S. Dollar and the Pound Sterling with an aggregate notional value of $151 and one open foreign currency forward contract outstanding between the U.S. Dollar and the Euro with an aggregate notional value of $4. As of June 30, 2025, we had no open foreign currency forward contracts outstanding. The change in fair value of these contracts represented an expense included in Other operating expenses of $2 during the three months ended June 30, 2026.
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
(UNAUDITED)
(In millions, except per share data or as otherwise stated)
The following table provides a reconciliation of cash and cash equivalents and restricted cash included within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	June 30, 2026	March 31, 2026
Cash and cash equivalents	$745	$1,189
Restricted cash (1)	4	4
Total cash, cash equivalents, and restricted cash	$749	$1,193
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
Note 3 — Revenue Recognition
Contract Balances
The change in the Company’s contract assets and liabilities during the period primarily reflects the timing difference between the Company’s performance and the customer’s payment. The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	April 1, 2026	Increase/(Decrease)	June 30, 2026
Receivables (1)	$218	$(5)	$213
Unbilled work in progress, net of allowance for credit losses	271	(16)	255
Contract Assets (1)	10	1	11
Contract Liabilities (2)	39	4	43
(1)Included within Accounts receivable, net of allowance for credit losses in the Consolidated Balance Sheets.
(2)Represents deferred income which is included within Other liabilities in the Consolidated Balance Sheets.

During the three months ended June 30, 2026, $12 of revenues were recognized that were included in the deferred income balance at the beginning of the period.
Note 4 — Related Party Transactions
Other assets in the accompanying Consolidated Balance Sheets includes loans receivable from certain employees of $27 and $36 as of June 30, 2026 and March 31, 2026, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In millions, except per share data or as otherwise stated)
Note 5 — Fair Value Measurements
The following table presents information about the Company's financial assets, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	June 30, 2026
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$21	$—	$21
U.S. treasury securities	—	31	—	31
Total assets measured at fair value	$—	$52	$—	$52

	March 31, 2026
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$118	$—	$118
U.S. treasury securities	—	52	—	52
Total assets measured at fair value	$—	$170	$—	$170

The Company had no transfers between fair value levels during the three months ended June 30, 2026.
Note 6 — Investment Securities
The amortized cost and gross unrealized gains (losses) of our investment securities accounted under the fair value method were as follows:

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$21	$—	$—	$21
U.S. treasury securities	31	—	—	31
Total securities with unrealized gains/(losses)	$52	$—	$—	$52

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$118	$—	$—	$118
U.S. treasury securities	52	—	—	52
Total securities with unrealized gains/(losses)	$170	$—	$—	$170

Scheduled maturities of the debt securities held by the Company included within the investment securities portfolio were as follows:

	June 30, 2026		March 31, 2026
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$11	$11	$126	$126
Due within years two through five	41	41	44	44
Total debt within the investment securities portfolio	$52	$52	$170	$170

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In millions, except per share data or as otherwise stated)
Note 7 — Allowance for Credit Losses
The following table presents information about the Company's allowance for credit losses:

Balance as of April 1, 2026	$21
Provision for bad debt, net	—
Recovery/(write-off) of uncollectible accounts, net	(3)
Balance as of June 30, 2026	$18
Note 8 — Property and Equipment
Property and equipment, net of accumulated depreciation consists of the following:

	June 30, 2026	March 31, 2026
Equipment	$15	$11
Furniture and fixtures	45	44
Leasehold improvements	164	165
Computers and software	16	14
Other	8	8
Total cost	248	242
Less: accumulated depreciation	(105)	(99)
Total net book value	$143	$143
Depreciation expense of $6 and $7 was recognized for the three months ended June 30, 2026 and 2025, respectively.
Note 9 — Goodwill and Other Intangible Assets
The following table provides a reconciliation of Goodwill and Other intangible assets, net reported on the Consolidated Balance Sheets.

	Useful Lives	June 30, 2026	March 31, 2026
Goodwill	Indefinite	$1,396	$1,396
Tradename-Houlihan Lokey	Indefinite	192	192
Other intangible assets	Varies	141	141
Total cost		1,729	1,729
Less: accumulated amortization		(130)	(129)
Goodwill and Other intangible assets, net		$1,599	$1,600

The following table provides a reconciliation of goodwill attributable to the Company’s business segments:

	April 1, 2026	Change	June 30, 2026
Corporate Finance	$1,128	$—	$1,128
Financial Restructuring	163	—	163
Financial and Valuation Advisory	105	—	105
Goodwill	$1,396	$—	$1,396

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In millions, except per share data or as otherwise stated)
Amortization expense of approximately $2 and $9 was recognized for the three months ended June 30, 2026 and 2025, respectively.

The estimated future amortization for finite-lived intangible assets for each of the next five fiscal years and thereafter are as follows:

Year Ending March 31,
Remainder of 2027	$4
2028	1
2029	1
2030	1
2031 and thereafter	3
Note 10 — Other Liabilities
On August 23, 2019, the Company entered into a syndicated revolving line of credit with Bank of America, N.A. and certain other financial institutions party thereto, which was amended by the First Amendment to Credit Agreement dated as of August 2, 2022, and further amended by the Second Amendment to Credit Agreement dated as of August 19, 2025 (as amended, the "HLI Line of Credit"). The HLI Line of Credit allows for borrowings of up to $150 (and, subject to certain conditions, provides the Company with an uncommitted expansion option, which, if exercised in full, would provide for a total credit facility of $200), and matures on August 19, 2030 (or if such date is not a business day, the immediately preceding business day). Borrowings under the HLI Line of Credit bear interest at a floating rate, which can be either, at the Company's option, (i) a term Secured Overnight Financing Rate ("SOFR") plus a 0.95% margin per annum or (ii) a base rate, which is the highest of (a) the Federal Funds Rate plus one-half of one percent (0.50%), (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (c) a term SOFR rate plus a 1.00% margin. Commitment fees apply to unused amounts. The HLI Line of Credit contains certain financial covenants and other restrictions, including a financial loan covenant to maintain a consolidated leverage ratio of less than 2.00 to 1.00. As of June 30, 2026 and March 31, 2026, no principal was outstanding under the HLI Line of Credit.
Note 11 — Income Taxes
The Company’s provision for income taxes was $8 and $0 for the three months ended June 30, 2026 and 2025, respectively. These represent effective tax rates of 10% and 1% for the three months ended June 30, 2026 and 2025, respectively. The increase in the Company's effective tax rate was primarily a result of decreased stock-based compensation deductions.
Note 12 — Earnings Per Common Share
The calculations of basic and diluted earnings per common share attributable to holders of shares of common stock are presented below. The determination of weighted average shares of common stock outstanding includes both the Company's Class A common stock and Class B common stock.

	Three Months Ended June 30,
	2026	2025
Numerator:
Net income attributable to Houlihan Lokey, Inc.	$78	$98
Denominator:
Weighted average shares of common stock outstanding — basic	66.5	66.2
Weighted average number of incremental shares pertaining to unvested restricted stock and issuable in respect of unvested restricted stock units, as calculated using the treasury stock method	1.1	2.7
Weighted average shares of common stock outstanding — diluted	67.6	68.9

Basic earnings per common share	$1.17	$1.47
Diluted earnings per common share	$1.15	$1.42

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In millions, except per share data or as otherwise stated)
Note 13 — Employee Benefit Plans
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
Excess tax benefits of $14 and $31 were recognized during the three months ended June 30, 2026 and 2025, respectively, as a component of the provision for income taxes.
Activity in equity-classified share awards under the 2016 Incentive Plan during the three months ended June 30, 2026 and 2025 is as follows:

Unvested Share Awards	Shares	Weighted Average Grant Date Fair Value per Share
Balance, April 1, 2026	3.0	$128.91
Granted	1.4	151.53
Vested	(1.5)	111.84
Forfeited/Repurchased	(0.1)	111.72
Balance, June 30, 2026	2.8	$148.79

Balance, April 1, 2025	3.7	$99.02
Granted	1.1	173.13
Vested	(1.6)	91.74
Forfeited/Repurchased	(0.1)	100.64
Balance, June 30, 2025	3.1	$128.29

Activity in RSU awards under the 2016 Incentive Plan during the three months ended June 30, 2026 and 2025 is as follows:

Restricted Stock Units	RSUs	Weighted Average Grant Date Fair Value per RSU
RSUs as of April 1, 2026	0.4	$120.74
Issued	0.2	151.78
Vested	(0.3)	107.33
Forfeitures	—	—
RSUs as of June 30, 2026	0.3	$151.50

RSUs as of April 1, 2025	0.7	$107.39
Issued	0.1	173.14
Vested	(0.4)	102.20
Forfeitures	—	—
RSUs as of June 30, 2025	0.4	$119.86

Compensation expenses for the Company associated with equity awards granted pursuant to the 2016 Incentive Plan totaled $45 and $42 for the three months ended June 30, 2026 and 2025, respectively.
As of June 30, 2026 and 2025, there was $497 and $436, respectively, of total unrecognized compensation cost related to unvested share awards granted under the 2016 Incentive Plan. These costs will be recognized over a weighted average period of approximately 2.0 years and 2.5 years, as of June 30, 2026 and 2025, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In millions, except per share data or as otherwise stated)
Note 14 — Stockholders' Equity
Dividends
Previously declared dividends related to unvested shares of $9 and $13 were unpaid as of June 30, 2026 and 2025, respectively.
On July 22, 2026, the Company's board of directors declared a quarterly cash dividend of $0.70 per share of Class A and Class B common stock, payable on September 15, 2026, to stockholders of record as of the close of business on September 1, 2026.

Share Repurchases
In April 2022, the board of directors authorized an increase to the existing July 2021 share repurchase program, which provides for share repurchases of a new aggregate amount of up to $500 of the Company's Class A common stock and Class B common stock. As of June 30, 2026, shares with a value of $180 remained available for purchase under the program.

During the three months ended June 30, 2026 and 2025, the Company repurchased approximately 0.8 and 0.8 shares, respectively, of Class B common stock, to satisfy $106 and $137, respectively, of required withholding taxes in connection with the vesting of restricted awards. During the three months ended June 30, 2026, the Company repurchased approximately 0.3 shares of its outstanding Class A common stock at a weighted average price of $143.77 per share, excluding commissions, for an aggregate purchase price of $50.
Note 15 — Commitments and Contingencies
The Company has been named in various legal actions arising in the normal course of business. In the opinion of the Company, in consultation with legal counsel, the final resolutions of these matters are not expected to have a material adverse effect on the Company’s financial condition, operations and cash flows.
There have been no material changes outside of the ordinary course of business to our known contractual obligations, which are included in Item 7 of our 2026 Annual Report.
Note 16 — Segment and Geographical Information
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

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In millions, except per share data or as otherwise stated)

	Three Months Ended June 30,
	2026	2025
Revenues by segment
Corporate Finance	$303	$398
Financial Restructuring	119	128
Financial and Valuation Advisory	89	79
Revenues	511	605

Employee compensation and benefits by segment (1)
Corporate Finance	161	220
Financial Restructuring	64	72
Financial and Valuation Advisory	50	46
Non-compensation expense by segment
Corporate Finance	53	51
Financial Restructuring	13	13
Financial and Valuation Advisory	16	15

Segment profit
Corporate Finance	89	127
Financial Restructuring	42	43
Financial and Valuation Advisory	23	18
Total segment profit	154	188
Corporate expenses	76	98
Other (income) expense, net	(8)	(8)
Income before provision for income taxes	$86	$98
(1)We adjust the compensation expense for a business segment in situations where an employee residing in one business segment is performing work in another business segment where the revenues are accrued. Segment profit may vary significantly between periods depending on the levels of collaboration among the different segments.

	June 30, 2026	March 31, 2026
Assets by segment
Corporate Finance	$1,436	$1,477
Financial Restructuring	194	179
Financial and Valuation Advisory	232	223
Total segment assets	1,862	1,879
Corporate assets	1,855	2,430
Total assets	$3,717	$4,309

	Three Months Ended June 30,
	2026	2025
Revenues by geography
United States	$364	$422
International	147	183
Revenues	$511	$605

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In millions, except per share data or as otherwise stated)

	June 30, 2026	March 31, 2026
Assets by geography
United States	$2,401	$2,635
International	1,316	1,674
Total assets	$3,717	$4,309

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
The following discussion should be read together with our consolidated financial statements and the related notes that appear elsewhere in this Quarterly Report on Form 10-Q. We make statements in this discussion that are forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “targets,” “projects,” “contemplates,” “believes,” “estimates,” “intends,” “predicts,” “potential” or “continue,” the negative of these terms or other similar expressions. These forward-looking statements, which are subject to risks, uncertainties, and assumptions about us, may include projections of our future financial performance, based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including but not limited to, the factors listed under the heading “Cautionary Note Regarding Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended March 31, 2026 (the “2026 Annual Report”). Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements speak only as of the date of this filing. You should not rely upon forward-looking statements as a prediction of future events. We are under no duty to, and we do not undertake any obligation to, update or review any of these forward-looking statements after the date of this filing to conform our prior statements to actual results or revised expectations whether as a result of new information, future developments or otherwise.
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

FR provides advice to debtors, creditors, and other parties-in-interest in connection with recapitalization/deleveraging transactions implemented through bankruptcy proceedings and out-of-court exchanges, consent solicitations or other mechanisms, as well as in distressed mergers and acquisitions and capital markets activities. As part of these engagements, our FR business segment offers a wide range of advisory services to our clients, including: the structuring, negotiation, and confirmation of plans of reorganization; structuring and analysis of exchange offers; liability management transactions; corporate viability assessment; dispute resolution and expert testimony; and procuring debtor-in-possession financing. The majority of our FR revenues consists of Completion Fees. A FR transaction can fail to be completed for many reasons that are outside of our control. In these instances, our fees are generally limited to the Retainer Fees and/or Progress Fees.

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

Compensation Expenses. Our compensation expenses are comprised of employee compensation and benefits and acquisition related compensation and benefits expenses. Compensation expenses account for the majority of our operating expenses, and are determined by management based on revenues earned, headcount, the competitiveness of the prevailing labor market, and anticipated compensation expectations of our employees. These factors may fluctuate, and as a result, our compensation expenses may fluctuate materially in any particular period. Accordingly, the amount of compensation expenses recognized in any particular period may not be consistent with prior periods or indicative of future periods. In connection with certain acquisitions, certain employees may be entitled to deferred consideration, primarily in the form of retention payments, should certain service and/or performance conditions be met in the future. As a result of these conditions, such deferred consideration would be expensed as compensation in current and future periods and has been accrued as liabilities on the Consolidated Balance Sheets as of June 30, 2026 and March 31, 2026.

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
Other (Income) Expense, Net
Other (income) expense, net primarily includes interest income and gains earned on investment securities, cash and cash equivalents, employee loans, and commercial paper.
Results of Consolidated Operations
The following is a discussion of our results of operations for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,
($ in millions)	2026	2025	Change
Revenues	$511	$605	(16)%
Operating expenses:
Compensation	328	393	(16)%
Non-compensation	105	122	(15)%
Total operating expenses	433	515	(16)%
Operating income	78	90	(13)%
Other (income) expense, net	(8)	(8)	—%
Income before provision for income taxes	86	98	(12)%
Provision for income taxes	8	—	NM
Net income	78	98	(20)%
Net income attributable to noncontrolling interest	—	—	—%
Net income attributable to Houlihan Lokey, Inc.	$78	$98	(20)%

Three Months Ended June 30, 2026 versus June 30, 2025
Revenues were $511 million for the three months ended June 30, 2026, compared with $605 million for the three months ended June 30, 2025, representing a decrease of (16)%. The decrease in revenues was primarily driven by lower revenues from our CF segment, as described in further detail below.

Compensation expenses were $328 million for the three months ended June 30, 2026, compared with $393 million for the three months ended June 30, 2025, representing a decrease of (16)%. The decrease was primarily a result of a decrease in revenues for the quarter when compared with the same quarter last year. The Compensation Ratio was 64.3% for the three months ended June 30, 2026, compared with 64.9% for the three months ended June 30, 2025.

Non-compensation expenses were $105 million for the three months ended June 30, 2026, compared with $122 million for the three months ended June 30, 2025, representing a decrease of (15)%. The decrease in non-compensation expenses was primarily a result of decreases in the revaluation of acquisition contingent consideration and in depreciation and amortization, partially offset by an increase in professional fees compared with the same quarter last year.

Other (income) expense, net was flat at $(8) million for the three months ended June 30, 2026, compared with $(8) million for the three months ended June 30, 2025.

The provision for income taxes for the three months ended June 30, 2026 was $8 million, which reflected an effective tax rate of 10%. The provision for income taxes for the three months ended June 30, 2025 was $0 million, which reflected an effective tax rate of 1%. The increase in the Company’s effective tax rate was primarily a result of decreased stock-based compensation deductions.

Business Segments
The following table presents revenues, expenses and profit from our business segments. The revenues by segment represent each segment’s revenues, and the profit by segment represents profit for each segment before corporate expenses, other (income) expense, net, and income taxes.

	Three Months Ended June 30,
($ in millions)	2026	2025	Change
Revenues by segment
Corporate Finance	$303	$398	(24)%
Financial Restructuring	119	128	(8)%
Financial and Valuation Advisory	89	79	13%
Revenues	$511	$605	(16)%

Segment profit (1)
Corporate Finance	$89	$127	(30)%
Financial Restructuring	42	43	(4)%
Financial and Valuation Advisory	23	18	34%
Total segment profit	154	188	(18)%
Corporate expenses (2)	76	98	(22)%
Other (income) expense, net	(8)	(8)	—%
Income before provision for income taxes	$86	$98	(12)%

Segment metrics
Number of Managing Directors (3)
Corporate Finance	260	244	7%
Financial Restructuring	58	58	—%
Financial and Valuation Advisory	47	45	4%
Number of closed transactions/Fee Events (4)
Corporate Finance	127	125	2%
Financial Restructuring	23	35	(34)%
Financial and Valuation Advisory	1,042	957	9%
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
(3)As of the end of the respective reporting periods.
(4)Fee Events applicable to FVA only; a Fee Event includes any engagement that involves revenue activity during the measurement period with a revenue minimum of one thousand dollars. References to closed transactions should be understood to be the same as transactions that are “effectively closed” as described in our 2026 Annual Report.
Corporate Finance
Three Months Ended June 30, 2026 versus June 30, 2025
Revenues for CF were $303 million for the three months ended June 30, 2026, compared with $398 million for the three months ended June 30, 2025, representing a decrease of (24)%. Revenues decreased due to a decrease in the average transaction fee on closed transactions, which was driven by transaction mix and we believe does not represent a short-term trend in the average fee on closed transactions.

Segment profit for CF was $89 million for the three months ended June 30, 2026, compared with $127 million for the three months ended June 30, 2025, a decrease of (30)%. Profitability decreased primarily as a result of a decrease in revenues when compared to the same quarter last year.

Financial Restructuring
Three Months Ended June 30, 2026 versus June 30, 2025
Revenues for FR were $119 million for the three months ended June 30, 2026, compared with $128 million for the three months ended June 30, 2025, representing a decrease of (8)%. Revenues decreased primarily due to a decrease in the number of closed transactions. This was partially offset by an increase in the average transaction fee on closed transactions. The reduction in transaction volume was driven by timing of transaction closings, while the higher average transaction fee on closed transactions resulted from transaction mix and we believe does not represent a trend.

Segment profit for FR was $42 million for the three months ended June 30, 2026, compared with $43 million for the three months ended June 30, 2025, a decrease of (4)%. Profitability decreased primarily as a result of a decrease in revenues when compared to the same quarter last year.
Financial and Valuation Advisory
Three Months Ended June 30, 2026 versus June 30, 2025
Revenues for FVA were $89 million for the three months ended June 30, 2026, compared with $79 million for the three months ended June 30, 2025, representing an increase of 13%. Revenues increased due to an increase in the number of Fee Events, driven by strong market demand across our service lines.

Segment profit for FVA was $23 million for the three months ended June 30, 2026, compared with $18 million for the three months ended June 30, 2025, an increase of 34%. Profitability increased primarily as a result of an increase in revenues when compared to the same quarter last year.
Corporate Expenses
Three Months Ended June 30, 2026 versus June 30, 2025
Corporate expenses were $76 million for the three months ended June 30, 2026, compared with $98 million for the three months ended June 30, 2025, a decrease of (22)%. Corporate expenses decreased primarily as a result of a decrease in revaluation of acquisition contingent consideration and a decrease in depreciation and amortization when compared with the same quarter last year.

Liquidity and Capital Resources
Our current assets are primarily comprised of cash and cash equivalents, investment securities, accounts receivable, and unbilled work in progress related to fees earned from providing advisory services. Our current liabilities are primarily comprised of accrued salaries and bonuses and accounts payable and accrued expenses.

Our cash and cash equivalents include cash held at banks. We maintain moderate levels of cash on hand in support of regulatory requirements for our registered broker-dealer. As of June 30, 2026 and March 31, 2026, we had $546 million and $860 million of cash and cash equivalents in foreign subsidiaries, respectively. Our excess cash may be invested in short-term investments, including treasury securities, commercial paper, certificates of deposit, and investment grade corporate debt securities. Please refer to Note 6 for further detail.

As of June 30, 2026 and March 31, 2026, our cash and cash equivalents and investment securities were as follows:

($ in millions)	June 30, 2026	March 31, 2026
Cash and cash equivalents	$745	$1,189
Investment securities	52	170
Total Cash and cash equivalents and Investment securities	797	1,359

Our liquidity is highly dependent upon cash receipts from clients that are generally dependent upon the successful completion of transactions as well as the timing of receivables collections, which typically occur within 60 days of billing. As of June 30, 2026, Accounts receivable, net of allowance for credit losses was $224 million. As of June 30, 2026, Unbilled work in progress, net of allowance for credit losses was $255 million.

On August 23, 2019, the Company entered into a syndicated revolving line of credit with Bank of America, N.A. and certain other financial institutions party thereto, which was amended by the First Amendment to Credit Agreement dated as of August 2, 2022, and further amended by the Second Amendment to Credit Agreement dated as of August 19, 2025 (as amended, the "HLI Line of Credit"). The HLI Line of Credit allows for borrowings of up to $150 million (and, subject to certain conditions, provides the Company with an uncommitted expansion option, which, if exercised in full, would provide for a total credit facility of $200 million), and matures on August 19, 2030 (or if such date is not a business day, the immediately preceding business day). Borrowings under the HLI Line of Credit bear interest at a floating rate, which can be either, at the Company's option, (i) a term Secured Overnight Financing Rate ("SOFR") plus a 0.95% margin per annum or (ii) a base rate, which is the highest of (a) the Federal Funds Rate plus one-half of one percent (0.50%), (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (c) a term SOFR rate plus a 1.00% margin. Commitment fees apply to unused amounts. The HLI Line of Credit contains certain financial covenants and other restrictions, including a financial loan covenant to maintain a consolidated leverage ratio of less than 2.00 to 1.00. As of June 30, 2026, we were, and expect to continue to be, in compliance with such covenants. As of June 30, 2026 and March 31, 2026, no principal was outstanding under the HLI Line of Credit.

The majority of the Company's payment obligations and commitments pertain to routine operating leases. The Company also has various obligations, including notes payable and contingent consideration issued in connection with businesses previously acquired.

Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of our incentive compensation during the first and third quarters of each fiscal year. A summary of our operating, investing, and financing cash flows is as follows:

	Three Months Ended June 30,
($ in millions)	2026	2025	Change
Operating activities:
Net income	$78	$98	(20)%
Non-cash charges	63	83	(25)%
Other operating activities	(477)	(313)	52%
Net cash used in operating activities	(336)	(132)	155%
Net cash provided by investing activities	112	110	2%
Net cash used in financing activities	(217)	(197)	10%
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(3)	41	(108)%
Net decrease in cash, cash equivalents, and restricted cash	(444)	(178)	151%
Cash, cash equivalents, and restricted cash — beginning of period	1,193	976	22%
Cash, cash equivalents, and restricted cash — end of period	$749	$798	(6)%
Three Months Ended June 30, 2026
Operating activities resulted in a net outflow of $(336) million, primarily attributable to cash bonus payments in May 2026. Investing activities resulted in a net inflow of $112 million, primarily attributable to sales or maturities of investment securities. Financing activities resulted in a net outflow of $(217) million, primarily attributable to payments made to settle employee tax obligations on share-based awards, dividends paid, and share repurchases.
Three Months Ended June 30, 2025
Operating activities resulted in a net outflow of $(132) million, primarily attributable to cash bonus payments in May 2025. Investing activities resulted in a net inflow of $110 million, primarily attributable to sales or maturities of investment securities. Financing activities resulted in a net outflow of $(197) million, primarily attributable to payments made to settle employee tax obligations on share-based awards and dividends paid.
Contractual Obligations
There have been no material changes outside of the ordinary course of business to our known contractual obligations, which are included in Item 7 of our 2026 Annual Report.
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

During the three months ended June 30, 2026, there were no significant changes to our critical accounting policies and estimates. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our 2026 Annual Report, for a more complete discussion of our critical accounting policies and estimates.
Recent Accounting Developments
For information on recently issued accounting developments and their impact or potential impact on our consolidated financial statements, see Note 2 to our unaudited consolidated financial statements in this Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Market Risk and Credit Risk
There has been no material change in our exposure to market risk from that described in Part II, Item 7A of our 2026 Annual Report.
Risks Related to Cash and Short-Term Investments
There has been no material change in our exposure to risks related to our cash and short-term investments from that described in Part II, Item 7A of our 2026 Annual Report.
Exchange Rate Risk
The exchange rate of the U.S. Dollar relative to the currencies in the non-U.S. countries in which we operate may have an effect on the reported value of our non-U.S. Dollar denominated or non-U.S.-based assets and liabilities and, therefore, may be reflected as a change in other comprehensive income, net of tax. Our non-U.S. assets and liabilities that are sensitive to exchange rates consist primarily of trade payables and receivables, work in progress, and cash. For the three months ended June 30, 2026 and 2025, the net impact of the fluctuation of foreign currencies in other comprehensive income within the Consolidated Statements of Comprehensive Income was $(2) million and $48 million, respectively. A hypothetical 10% depreciation in the U.S. Dollar relative to the functional currencies of our foreign subsidiaries as of June 30, 2026, would have resulted in an increase in our other comprehensive income, net of tax, of approximately $114 million for the three months ended June 30, 2026.

For additional discussion on our exchange rate risk, refer to Part II, Item 7A of our 2026 Annual Report. Additionally, refer to Note 2 for disclosures regarding foreign currency forward contracts which we may use from time to time to hedge our foreign currency exposures.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during the fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. There has been no material change in the nature of our legal proceedings from the descriptions contained in our 2026 Annual Report.
Item 1A.    Risk Factors
There have been no material changes to the risk factors disclosed in our 2026 Annual Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There have been no sales of unregistered equity securities during the quarter ended June 30, 2026.
Purchases of Equity Securities
The following table summarizes all of the repurchases of Houlihan Lokey, Inc. equity securities during the quarter ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2026 - April 30, 2026	—	$—	—	$230,125,054
May 1, 2026 - May 31, 2026 (2)	1,066,856	148.20	347,701	180,135,606
June 1, 2026 - June 30, 2026 (3)	6,004	139.86	—	180,135,606
Total	1,072,860	$148.16	347,701	$180,135,606
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
(2)Total Number of Shares Purchased includes 719,155 unvested shares of Class B common stock at an average price per share of $150.35, which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards.
(3)Total Number of Shares Purchased includes 6,004 unvested shares of Class B common stock at an average price per share of $139.86, which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(c) On June 8, 2026, Christopher Crain, the Company's General Counsel and Secretary, entered into a "Rule 10b5-1 trading arrangement" (as defined in Item 408(a) of Regulation S-K) that provides for the sale of up to 30,500 shares of Class A common stock. The plan will expire September 7, 2027, subject to early termination for certain specified events as set forth in the plan.

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

HOULIHAN LOKEY, INC.

Date:	July 31, 2026	/s/ SCOTT J. ADELSON
Scott J. Adelson
Chief Executive Officer
(Principal Executive Officer)

Date:	July 31, 2026	/s/ J. LINDSEY ALLEY
J. Lindsey Alley
Chief Financial Officer
(Principal Financial and Accounting Officer)