Form 10-Q
period 2026-09-30
HOULIHAN LOKEY, INC.
filed 2026-10-30
CIK 1302215

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 27, 2026, the registrant had 53,974,184 shares of Class A common stock, $0.001 par value per share, and 15,442,114 shares of Class B common stock, $0.001 par value per share, outstanding.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In millions, except par value)	September 30, 2026	March 31, 2026
Assets:
Cash and cash equivalents	$837	$1,189
Investment securities	51	170
Accounts receivable, net of allowance for credit losses of $9 and $13, respectively	285	228
Unbilled work in progress, net of allowance for credit losses of $5 and $8, respectively	267	271
Property and equipment, net	148	143
Operating lease right-of-use assets	410	407
Goodwill	1,471	1,396
Other intangible assets, net	212	204
Other assets	294	301
Total assets	$3,975	$4,309

Liabilities, temporary equity and stockholders' equity
Liabilities:
Accrued salaries and bonuses	$775	$1,077
Accounts payable and accrued expenses	102	136
Operating lease liabilities	494	492
Other liabilities	186	151
Total liabilities	1,557	1,856

Commitments and contingencies (Note 15)

Redeemable noncontrolling interest	111	111

Stockholders' equity:
Class A common stock, $0.001 par value. Authorized 1,000 shares; issued and outstanding 54.0 and 54.2 shares, respectively	—	—
Class B common stock, $0.001 par value. Authorized 1,000 shares; issued and outstanding 15.4 and 15.3 shares, respectively	—	—
Additional paid-in capital	631	746
Retained earnings	1,726	1,645
Accumulated other comprehensive loss	(50)	(49)
Total stockholders' equity	2,307	2,342
Total liabilities, temporary equity and stockholders' equity	$3,975	$4,309
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions, except per share data)	2026	2025	2026	2025
Revenues	$692	$660	$1,203	$1,265
Operating expenses:
Employee compensation and benefits	426	406	740	778
Acquisition related compensation and benefits	15	17	29	38
Travel, meals, and entertainment	17	15	36	35
Rent	22	18	43	36
Depreciation and amortization	10	10	18	26
Information technology and communications	19	17	38	35
Professional fees	10	10	27	22
Other operating expenses	19	16	40	36
Revaluation of acquisition contingent consideration	—	—	—	18
Total operating expenses	538	509	971	1,024
Operating income	154	151	232	241
Other (income) expense, net	(5)	(9)	(13)	(17)
Income before provision for income taxes	159	160	245	258
Provision for income taxes	49	49	57	49
Net income	110	111	188	209
Net (income) loss attributable to noncontrolling interest	(1)	—	(1)	—
Net income attributable to Houlihan Lokey, Inc.	$109	$111	$187	$209

Weighted average shares of common stock outstanding:
Basic	66.6	67.0	66.6	66.6
Fully diluted	67.0	68.6	67.3	68.8
Earnings per common share (Note 12)
Basic	$1.64	$1.67	$2.81	$3.14
Fully diluted	$1.64	$1.63	$2.78	$3.04

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net income	$110	$111	$188	$209
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1	(14)	(1)	34
Comprehensive income	111	97	187	243
Comprehensive (income) loss attributable to noncontrolling interest	(1)	—	(1)	—
Comprehensive income attributable to Houlihan Lokey, Inc.	$110	$97	$186	$243

See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions)	Shares	$	Shares	$	$	$	$	$
Balances – July 1, 2026	54.2	$—	15.7	$—	$639	$1,667	$(51)	$2,255
Stock-based compensation expense (Note 13)	—	—	—	—	43	—	—	43
Dividends	—	—	—	—	—	(50)	—	(50)
Conversion of Class B to Class A shares	0.2	—	(0.2)	—	—	—	—	—
Other shares repurchased/forfeited	(0.4)	—	(0.1)	—	(51)	—	—	(51)
Net income attributable to Houlihan Lokey, Inc.	—	—	—	—	—	109	—	109
Other comprehensive income	—	—	—	—	—	—	1	1
Balances – September 30, 2026	54.0	$—	15.4	$—	$631	$1,726	$(50)	$2,307

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions)	Shares	$	Shares	$	$	$	$	$
Balances – July 1, 2025	54.3	$—	16.0	$—	$744	$1,449	$(15)	$2,178
Stock-based compensation expense (Note 13)	—	—	—	—	47	—	—	47
Dividends	—	—	—	—	—	(44)	—	(44)
Conversion of Class B to Class A shares	0.4	—	(0.4)	—	—	—	—	—
Other shares repurchased/forfeited	(0.1)	—	—	—	(31)	—	—	(31)
Net income attributable to Houlihan Lokey, Inc.	—	—	—	—	—	111	—	111
Other comprehensive income	—	—	—	—	—	—	(14)	(14)
Balances – September 30, 2025	54.6	$—	15.6	$—	$760	$1,516	$(29)	$2,247
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2026	54.2	$—	15.3	$—	$746	$1,645	$(49)	$2,342
Shares issued	—	—	1.6	—	4	—	—	4
Stock-based compensation expense (Note 13)	—	—	—	—	87	—	—	87
Dividends	—	—	—	—	—	(106)	—	(106)
Conversion of Class B to Class A shares	0.5	—	(0.5)	—	—	—	—	—
Other shares repurchased/forfeited	(0.7)	—	(1.0)	—	(207)	—	—	(207)
Change in redemption value of redeemable noncontrolling interest	—	—	—	—	1	—	—	1
Net income attributable to Houlihan Lokey, Inc.	—	—	—	—	—	187	—	187
Other comprehensive income	—	—	—	—	—	—	(1)	(1)
Balances – September 30, 2026	54.0	$—	15.4	$—	$631	$1,726	$(50)	$2,307

	Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In millions)	Shares	$	Shares	$	$	$	$	$
Balances – April 1, 2025	53.8	$—	16.0	$—	$843	$1,395	$(63)	$2,175
Shares issued	—	—	1.4	—	4	—	—	4
Stock-based compensation expense (Note 13)	—	—	—	—	89	—	—	89
Dividends	—	—	—	—	—	(88)	—	(88)
Conversion of Class B to Class A shares	0.9	—	(0.9)	—	—	—	—	—
Other shares repurchased/forfeited	(0.1)	—	(0.9)	—	(176)	—	—	(176)
Net income attributable to Houlihan Lokey, Inc.	—	—	—	—	—	209	—	209
Other comprehensive income	—	—	—	—	—	—	34	34
Balances – September 30, 2025	54.6	$—	15.6	$—	$760	$1,516	$(29)	$2,247
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended September 30,
(In millions)	2026	2025
Cash flows from operating activities:
Net income	$188	$209
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Non-cash lease expense	22	15
Depreciation and amortization	18	26
Revaluation of acquisition contingent consideration	—	18
Compensation expense – equity-based incentive awards (Note 13)	87	89
Other	(2)	5
Changes in operating assets and liabilities:
Accounts receivable	(59)	4
Unbilled work in progress	8	(36)
Other assets	7	(23)
Accrued salaries and bonuses	(308)	(112)
Accounts payable and accrued expenses and other liabilities	(45)	(2)
Net cash provided by/(used in) operating activities	(84)	193
Cash flows from investing activities:
Purchases of investment securities	(8)	(283)
Sales or maturities of investment securities	127	294
Acquisition of businesses, net of cash acquired	(50)	(1)
Capital expenditures	(18)	(15)
Net cash provided by/(used in) investing activities	51	(5)
Cash flows from financing activities:
Dividends paid	(107)	(94)
Share repurchases	(100)	(38)
Payments to settle employee tax obligations on share-based awards	(107)	(138)
Other financing activities	—	1
Net cash used in financing activities	(314)	(269)
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(4)	33
Net decrease in cash, cash equivalents, and restricted cash	(351)	(48)
Cash, cash equivalents, and restricted cash – beginning of period	1,193	976
Cash, cash equivalents, and restricted cash – end of period	$842	$928

Supplemental disclosures of non-cash activities:
Promissory notes and earnouts issued as consideration for acquisitions	25	—
Cash paid during the period for:
Taxes, net of refunds	93	55
See accompanying Notes to Consolidated Financial Statements

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(In millions, except per share data or as otherwise stated)

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
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. ("GAAP"), pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"), and include all information and footnotes required for interim condensed consolidated financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for the full fiscal year. The unaudited interim consolidated financial statements and notes to consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (the "2026 Annual Report").
Certain prior year amounts have been reclassified to conform to the current period's presentation. These reclassifications had no impact on net income, stockholders' equity or net cash flows as previously reported.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements. Management estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period, and disclosure of contingent assets and liabilities at the reporting date. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment when appropriate, which management believes to be reasonable under the circumstances. Management adjusts such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Items subject to such estimates and assumptions include, but are not limited to: the allowance for credit losses; the valuation of deferred tax assets, valuation of acquired intangibles and goodwill, accrued expenses, and share based compensation; the allocation of goodwill and other assets across the reporting units (segments); and reserves for income tax uncertainties and other contingencies.
Foreign Currency Transactions
From time to time, we enter into transactions to hedge our exposure to certain foreign currency fluctuations through the use of derivative instruments or other methods. As of September 30, 2026, we had two open foreign currency forward contracts outstanding between the U.S. Dollar and the Pound Sterling with an aggregate notional value of $114. As of September 30, 2025, we had no open foreign currency forward contracts outstanding. During both the three months ended September 30, 2026 and 2025, the change in fair value of foreign currency forward contracts was immaterial and was included in Other operating expenses.
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
•Level II Inputs: Other than quoted prices included in Level I inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
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

	September 30, 2026	March 31, 2026
Cash and cash equivalents	$837	$1,189
Restricted cash (1)	5	4
Total cash, cash equivalents, and restricted cash	$842	$1,193
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
Note 3 — Revenue Recognition
Contract Balances
The change in the Company’s contract assets and liabilities during the period primarily reflects the timing difference between the Company’s performance and the customer’s payment. The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	April 1, 2026	Increase/(Decrease)	September 30, 2026
Receivables (1)	$218	$56	$274
Unbilled work in progress, net of allowance for credit losses	271	(4)	267
Contract Assets (1)	10	1	11
Contract Liabilities (2)	39	9	48
(1)Included within Accounts receivable, net of allowance for credit losses in the Consolidated Balance Sheets.
(2)Represents deferred income which is included within Other liabilities in the Consolidated Balance Sheets.

During the six months ended September 30, 2026, $18 of revenues were recognized that were included in the deferred income balance at the beginning of the period.
Note 4 — Related Party Transactions
Other assets in the accompanying Consolidated Balance Sheets includes loans receivable from certain employees of $25 and $36 as of September 30, 2026 and March 31, 2026, respectively.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In millions, except per share data or as otherwise stated)
Note 5 — Fair Value Measurements
The following table presents information about the Company's financial assets, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair values:

	September 30, 2026
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$22	$—	$22
U.S. treasury securities	—	29	—	29
Total assets measured at fair value	$—	$51	$—	$51

	March 31, 2026
	Level I	Level II	Level III	Total
Corporate debt securities	$—	$118	$—	$118
U.S. treasury securities	—	52	—	52
Total assets measured at fair value	$—	$170	$—	$170

The Company had no transfers between fair value levels during the six months ended September 30, 2026.
Note 6 — Investment Securities
The amortized cost and gross unrealized gains (losses) of our investment securities accounted under the fair value method were as follows:

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$23	$—	$(1)	$22
U.S. treasury securities	29	—	—	29
Total securities with unrealized gains/(losses)	$52	$—	$(1)	$51

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Corporate debt securities	$118	$—	$—	$118
U.S. treasury securities	52	—	—	52
Total securities with unrealized gains/(losses)	$170	$—	$—	$170

Scheduled maturities of the debt securities held by the Company included within the investment securities portfolio were as follows:

	September 30, 2026		March 31, 2026
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$9	$9	$126	$126
Due within years two through five	43	42	44	44
Total debt within the investment securities portfolio	$52	$51	$170	$170

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In millions, except per share data or as otherwise stated)
Note 7 — Allowance for Credit Losses
The following table presents information about the Company's allowance for credit losses:

Balance as of April 1, 2026	$21
Provision for bad debt, net	(3)
Recovery/(write-off) of uncollectible accounts, net	(4)
Balance as of September 30, 2026	$14
Note 8 — Property and Equipment
Property and equipment, net of accumulated depreciation consists of the following:

	September 30, 2026	March 31, 2026
Equipment	$19	$11
Furniture and fixtures	45	44
Leasehold improvements	171	165
Computers and software	18	14
Other	8	8
Total cost	261	242
Less: accumulated depreciation	(113)	(99)
Total net book value	$148	$143
Depreciation expense of $7 and $7 was recognized for the three months ended September 30, 2026 and 2025, respectively, and $13 and $14 for the six months ended September 30, 2026 and 2025, respectively.
Note 9 — Goodwill and Other Intangible Assets
The following table provides a reconciliation of Goodwill and Other intangible assets, net reported on the Consolidated Balance Sheets.

	Useful Lives	September 30, 2026	March 31, 2026
Goodwill	Indefinite	$1,471	$1,396
Tradename-Houlihan Lokey	Indefinite	192	192
Other intangible assets	Varies	153	141
Total cost		1,816	1,729
Less: accumulated amortization		(133)	(129)
Goodwill and Other intangible assets, net		$1,683	$1,600

The following table provides a reconciliation of goodwill attributable to the Company’s business segments:

	April 1, 2026	Change (1)	September 30, 2026
Corporate Finance	$1,128	$75	$1,203
Financial Restructuring	163	—	163
Financial and Valuation Advisory	105	—	105
Goodwill	$1,396	$75	$1,471
(1)Change pertains primarily to the acquisition of Intrepid Financial Partners.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In millions, except per share data or as otherwise stated)
Amortization expense of approximately $3 and $3 was recognized for the three months ended September 30, 2026 and 2025, respectively, and $5 and $12 was recognized for the six months ended September 30, 2026 and 2025, respectively.

The estimated future amortization for finite-lived intangible assets for each of the next five fiscal years and thereafter are as follows:

Year Ending March 31,
Remainder of 2027	$13
2028	2
2029	1
2030	1
2031 and thereafter	3
Note 10 — Other Liabilities
On August 23, 2019, the Company entered into a syndicated revolving line of credit with Bank of America, N.A. and certain other financial institutions party thereto, which was amended by the First Amendment to Credit Agreement dated as of August 2, 2022, and further amended by the Second Amendment to Credit Agreement dated as of August 19, 2025 (as amended, the "HLI Line of Credit"). The HLI Line of Credit allows for borrowings of up to $150 (and, subject to certain conditions, provides the Company with an uncommitted expansion option, which, if exercised in full, would provide for a total credit facility of $200), and matures on August 19, 2030 (or if such date is not a business day, the immediately preceding business day). Borrowings under the HLI Line of Credit bear interest at a floating rate, which can be either, at the Company's option, (i) a term Secured Overnight Financing Rate ("SOFR") plus a 0.95% margin per annum or (ii) a base rate, which is the highest of (a) the Federal Funds Rate plus one-half of one percent (0.50%), (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (c) a term SOFR rate plus a 1.00% margin. Commitment fees apply to unused amounts. The HLI Line of Credit contains certain financial covenants and other restrictions, including a financial loan covenant to maintain a consolidated leverage ratio of less than 2.00 to 1.00. As of September 30, 2026 and March 31, 2026, no principal was outstanding under the HLI Line of Credit.
Note 11 — Income Taxes
The Company’s provision for income taxes was $49 and $49 for the three months ended September 30, 2026 and 2025, respectively. These represent effective tax rates of 31% and 30% for the three months ended September 30, 2026 and 2025, respectively.
The Company’s provision for income taxes was $57 and $49 for the six months ended September 30, 2026 and 2025, respectively. These represent effective tax rates of 23% and 19% for the six months ended September 30, 2026 and 2025, respectively. The increase in the Company's effective tax rate was primarily a result of decreased stock-based compensation deductions.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to Houlihan Lokey, Inc.	$109	$111	$187	$209
Denominator:
Weighted average shares of common stock outstanding — basic	66.6	67.0	66.6	66.6
Weighted average number of incremental shares pertaining to unvested restricted stock and issuable in respect of unvested restricted stock units, as calculated using the treasury stock method	0.4	1.6	0.7	2.2
Weighted average shares of common stock outstanding — diluted	67.0	68.6	67.3	68.8

Basic earnings per common share	$1.64	$1.67	$2.81	$3.14
Diluted earnings per common share	$1.64	$1.63	$2.78	$3.04
Note 13 — Employee Benefit Plans
Share-Based Incentive Plans
Awards of restricted shares and restricted stock units (“RSUs”) are made under the Second Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan (the “Second A&R Plan”), which the Company’s board of directors adopted on July 22, 2026, and which was approved by the Company’s stockholders on, and became effective as of, September 16, 2026. Pursuant to the Second A&R Plan, shares available for issuance are 12.0.
Prior to the adoption and approval of the Second A&R Plan, awards were made under the Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan (the “2016 Incentive Plan”), as amended from time to time. Equity-based incentive awards issued under the Second A&R Plan and the 2016 Incentive Plan generally vest over a four-year period.
Excess tax benefits recognized during the three months ended September 30, 2026 and 2025 were immaterial. Excess tax benefits of $14 and $31 were recognized during the six months ended September 30, 2026 and 2025, respectively, as a component of the provision for income taxes.
Activity in equity-classified share awards under the 2016 Incentive Plan during the six months ended September 30, 2026 and 2025 is as follows:

Unvested Share Awards	Shares	Weighted Average Grant Date Fair Value per Share
Balance, April 1, 2026	3.0	$128.91
Granted	1.4	151.14
Vested	(1.5)	111.85
Forfeited/Repurchased	(0.2)	125.34
Balance, September 30, 2026	2.7	$148.57

Balance, April 1, 2025	3.7	$99.02
Granted	1.1	173.36
Vested	(1.5)	91.73
Forfeited/Repurchased	(0.2)	107.64
Balance, September 30, 2025	3.1	$128.78

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In millions, except per share data or as otherwise stated)

Activity in RSU awards under the 2016 Incentive Plan during the six months ended September 30, 2026 and 2025 is as follows:

Restricted Stock Units	RSUs	Weighted Average Grant Date Fair Value per RSU
RSUs as of April 1, 2026	0.4	$120.74
Issued	0.2	151.78
Vested	(0.3)	107.29
RSUs as of September 30, 2026	0.3	$151.78

RSUs as of April 1, 2025	0.7	$107.39
Issued	0.1	173.33
Vested	(0.4)	102.20
RSUs as of September 30, 2025	0.4	$120.11

Compensation expenses for the Company associated with equity awards granted pursuant to the 2016 Incentive Plan totaled $43 and $47 for the three months ended September 30, 2026 and 2025, respectively, and $87 and $89 for the six months ended September 30, 2026 and 2025, respectively.
As of September 30, 2026 and 2025, there was $421 and $401, respectively, of total unrecognized compensation cost related to unvested share awards granted under the 2016 Incentive Plan. These costs will be recognized over a weighted average period of approximately 2.0 years and 2.4 years, as of September 30, 2026 and 2025, respectively.
Note 14 — Stockholders' Equity
Dividends
Previously declared dividends related to unvested shares of $11 and $15 were unpaid as of September 30, 2026 and 2025, respectively.
On October 21, 2026, the Company's board of directors declared a quarterly cash dividend of $0.70 per share of Class A and Class B common stock, payable on December 15, 2026, to stockholders of record as of the close of business on December 1, 2026.

Share Repurchases
In April 2022, the board of directors authorized a share repurchase program for up to $500 of the Company's Class A common stock and Class B common stock. As of September 30, 2026, shares with a value of $130 remained available for purchase under the program.

During the three months ended September 30, 2026, the Company repurchased approximately 0.4 shares of its outstanding Class A common stock at a weighted average price of $125.77 per share, excluding commissions, for an aggregate purchase price of $50. During the three months ended September 30, 2025, the Company repurchased approximately 0.1 shares of its outstanding Class A common stock at a weighted average price of $202.51 per share, excluding commissions, for an aggregate purchase price of $30.

During the six months ended September 30, 2026 and 2025, the Company repurchased approximately 0.8 and 0.8 shares, respectively, of Class B common stock, to satisfy $107 and $138, respectively, of required withholding taxes in connection with the vesting of restricted awards. During the six months ended September 30, 2026, the Company repurchased approximately 0.7 shares of its outstanding Class A common stock at a weighted average price of $134.17 per share, excluding commissions, for an aggregate purchase price of $100. During the six months ended September 30, 2025, the Company repurchased approximately 0.2 shares of its outstanding Class A common stock at a weighted average price of $191.88 per share, excluding commissions, for an aggregate purchase price of $38.

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
Segment profit consists of segment revenues, less (1) direct expenses including employee compensation and benefits, travel, meals and entertainment, professional fees, and bad debt and (2) expenses allocated by headcount such as communications, rent, depreciation and amortization, and office expense. The corporate expense category includes costs not allocated to individual segments, including certain acquisition related charges and share-based payments to corporate employees, as well as expenses of senior management and corporate departmental functions managed on a worldwide basis, including office of the executives, accounting, human capital, marketing, data strategy group, information technology, and legal and compliance.
The following tables present information about revenues, profit and assets by segment and geography. The Company's Chief Operating Decision Maker ("CODM") is its Chief Executive Officer. The CODM oversees the performance of the Company's three reportable segments by analyzing their financial metrics, including revenues by segment and segment profit. The financial metrics the CODM regularly receives do not include asset information, and the CODM does not use segment asset information to assess performance or allocate resources.

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In millions, except per share data or as otherwise stated)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Revenues by segment
Corporate Finance	$481	$439	$784	$837
Financial Restructuring	118	134	237	262
Financial and Valuation Advisory	93	87	182	166
Revenues	692	660	1,203	1,265

Employee compensation and benefits by segment (1)
Corporate Finance	267	246	428	466
Financial Restructuring	67	73	131	145
Financial and Valuation Advisory	46	47	96	93
Non-compensation expense by segment
Corporate Finance	44	46	97	97
Financial Restructuring	11	11	24	24
Financial and Valuation Advisory	18	15	34	30

Segment profit
Corporate Finance	170	147	259	274
Financial Restructuring	40	50	82	93
Financial and Valuation Advisory	29	25	52	43
Total segment profit	239	222	393	410
Corporate expenses	85	71	161	169
Other (income) expense, net	(5)	(9)	(13)	(17)
Income before provision for income taxes	$159	$160	$245	$258
(1)We adjust the compensation expense for a business segment in situations where an employee residing in one business segment is performing work in another business segment where the revenues are accrued. Segment profit may vary significantly between periods depending on the levels of collaboration among the different segments.

	September 30, 2026	March 31, 2026
Assets by segment
Corporate Finance	$1,576	$1,477
Financial Restructuring	210	179
Financial and Valuation Advisory	228	223
Total segment assets	2,014	1,879
Corporate assets	1,961	2,430
Total assets	$3,975	$4,309

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Revenues by geography
United States	$481	$436	$845	$858
International	211	224	358	407
Revenues	$692	$660	$1,203	$1,265

HOULIHAN LOKEY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)
(In millions, except per share data or as otherwise stated)

	September 30, 2026	March 31, 2026
Assets by geography
United States	$2,592	$2,635
International	1,383	1,674
Total assets	$3,975	$4,309

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

Compensation Expenses. Our compensation expenses are comprised of employee compensation and benefits and acquisition related compensation and benefits expenses. Compensation expenses account for the majority of our operating expenses, and are determined by management based on revenues earned, headcount, the competitiveness of the prevailing labor market, and anticipated compensation expectations of our employees. These factors may fluctuate, and as a result, our compensation expenses may fluctuate materially in any particular period. Accordingly, the amount of compensation expenses recognized in any particular period may not be consistent with prior periods or indicative of future periods. In connection with certain acquisitions, certain employees may be entitled to deferred consideration, primarily in the form of retention payments, should certain service and/or performance conditions be met in the future. As a result of these conditions, such deferred consideration would be expensed as compensation in current and future periods and has been accrued as liabilities on the Consolidated Balance Sheets as of September 30, 2026 and March 31, 2026.

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
Results of Consolidated Operations
The following is a discussion of our results of operations for the three and six months ended September 30, 2026 and 2025.

	Three Months Ended September 30,			Six Months Ended September 30,
($ in millions)	2026	2025	Change	2026	2025	Change
Revenues	$692	$660	5%	$1,203	$1,265	(5)%
Operating expenses:
Compensation	441	423	4%	769	816	(6)%
Non-compensation	97	86	14%	202	208	(3)%
Total operating expenses	538	509	6%	971	1,024	(5)%
Operating income	154	151	2%	232	241	(4)%
Other (income) expense, net	(5)	(9)	(42)%	(13)	(17)	(22)%
Income before provision for income taxes	159	160	—%	245	258	(5)%
Provision for income taxes	49	49	1%	57	49	17%
Net income	110	111	(1)%	188	209	(10)%
Net income attributable to noncontrolling interest	(1)	—	NM	(1)	—	NM
Net income attributable to Houlihan Lokey, Inc.	$109	$111	(2)%	$187	$209	(11)%

Three Months Ended September 30, 2026 versus September 30, 2025
Revenues were $692 million for the three months ended September 30, 2026, compared with $660 million for the three months ended September 30, 2025, representing an increase of 5%. The increase in revenues was primarily driven by higher revenues from our CF segment, as described in further detail below.

Compensation expenses were $441 million for the three months ended September 30, 2026, compared with $423 million for the three months ended September 30, 2025, representing an increase of 4%. The increase in compensation expenses was primarily a result of an increase in revenues for the quarter when compared with the same quarter last year. The Compensation Ratio was 63.7% for the three months ended September 30, 2026, compared with 64.2% for the three months ended September 30, 2025.

Non-compensation expenses were $97 million for the three months ended September 30, 2026, compared with $86 million for the three months ended September 30, 2025, representing an increase of 14%. The increase in non-compensation expenses was primarily a result of increases in rent expense and other operating expenses when compared with the same quarter last year.

Other (income) expense, net was $(5) million for the three months ended September 30, 2026, compared with $(9) million for the three months ended September 30, 2025. Other (income) expense, net decreased primarily due to lower cash balances and lower returns on our investments.

The provision for income taxes for the three months ended September 30, 2026 was $49 million, which reflected an effective tax rate of 31%. The provision for income taxes for the three months ended September 30, 2025 was $49 million, which reflected an effective tax rate of 30%.
Six Months Ended September 30, 2026 versus September 30, 2025
Revenues were $1.2 billion for the six months ended September 30, 2026, compared with $1.3 billion for the six months ended September 30, 2025, representing a decrease of (5)%. The decrease in revenues was primarily driven by lower revenues from our CF segment, as described in further detail below.

Compensation expenses were $769 million for the six months ended September 30, 2026, compared with $816 million for the six months ended September 30, 2025, representing a decrease of (6)%. The decrease in compensation expenses was primarily a result of lower revenues for the period when compared with the same period last year. The Compensation Ratio was 63.9% for the six months ended September 30, 2026, compared with 64.5% for the six months ended September 30, 2025.

Non-compensation expenses remained relatively flat at $202 million for the six months ended September 30, 2026, compared with $208 million for the six months ended September 30, 2025.

Other (income) expense, net decreased to $(13) million for the six months ended September 30, 2026, compared with $(17) million for the six months ended September 30, 2025, primarily due to lower cash balances and lower returns on our investments.

The provision for income taxes for the six months ended September 30, 2026 was $57 million, which reflected an effective tax rate of 23%. The provision for income taxes for the six months ended September 30, 2025 was $49 million, which reflected an effective tax rate of 19%. The increase in the Company's tax rate was primarily a result of decreased stock-based compensation deductions.

Business Segments
The following table presents revenues and profit from our business segments. The revenues by segment represent each segment’s revenues, and the profit by segment represents profit for each segment before corporate expenses, other (income) expense, net, and income taxes.

	Three Months Ended September 30,			Six Months Ended September 30,
($ in millions)	2026	2025	Change	2026	2025	Change
Revenues by segment
Corporate Finance	$481	$439	10%	$784	$837	(6)%
Financial Restructuring	118	134	(12)%	237	262	(10)%
Financial and Valuation Advisory	93	87	7%	182	166	10%
Revenues	$692	$660	5%	$1,203	$1,265	(5)%

Segment profit (1)
Corporate Finance	$170	$147	15%	$259	$274	(5)%
Financial Restructuring	40	50	(20)%	82	93	(12)%
Financial and Valuation Advisory	29	25	12%	52	43	21%
Total segment profit	239	222	7%	393	410	(4)%
Corporate expenses (2)	85	71	18%	161	169	(5)%
Other (income) expense, net	(5)	(9)	(42)%	(13)	(17)	(22)%
Income before provision for income taxes	$159	$160	—%	$245	$258	(5)%

Segment metrics
Number of Managing Directors (3)
Corporate Finance	267	242	10%	267	242	10%
Financial Restructuring	57	58	(2)%	57	58	(2)%
Financial and Valuation Advisory	46	45	2%	46	45	2%
Number of closed transactions/Fee Events (4)
Corporate Finance	142	171	(17)%	269	296	(9)%
Financial Restructuring	27	37	(27)%	50	72	(31)%
Financial and Valuation Advisory	1,071	1,075	—%	1,554	1,517	2%
(1)We adjust the compensation expense for a business segment in situations where an employee residing in one business segment is performing work in another business segment where the revenues are accrued. Segment profit may vary significantly between periods depending on the levels of collaboration among the different segments.
(2)Corporate expenses include costs not allocated to individual segments, including certain acquisition related charges and share-based payments to corporate employees, as well as expenses of senior management and corporate departmental functions managed on a worldwide basis, including office of the executives, accounting, human capital, marketing, data strategy group, information technology, and legal and compliance.
(3)As of the end of the respective reporting periods.
(4)Fee Events applicable to FVA only; a Fee Event includes any engagement that involves revenue activity during the measurement period with a revenue minimum of one thousand dollars. References to closed transactions should be understood to be the same as transactions that are “effectively closed” as described in our 2026 Annual Report.
Corporate Finance
Three Months Ended September 30, 2026 versus September 30, 2025
Revenues for CF were $481 million for the three months ended September 30, 2026, compared with $439 million for the three months ended September 30, 2025, representing an increase of 10%. Revenues increased due to an increase in the average transaction fee on closed transactions, which was driven by transaction mix and improved market conditions for M&A and capital markets transactions. This increase was partially offset by a decline in the number of closed transactions, which we believe does not represent a trend.

Segment profit for CF was $170 million for the three months ended September 30, 2026, compared with $147 million for the three months ended September 30, 2025, an increase of 15%. Profitability increased primarily as a result of an increase in revenues when compared to the same quarter last year.

Six Months Ended September 30, 2026 versus September 30, 2025
Revenues for CF were $784 million for the six months ended September 30, 2026, compared with $837 million for the six months ended September 30, 2025, representing a decrease of (6)%. Revenues decreased due to a decline in the number of transactions closed, which we believe does not represent a trend.

Segment profit for CF was $259 million for the six months ended September 30, 2026, compared with $274 million for the six months ended September 30, 2025, a decrease of (5)%. Profitability decreased primarily as a result of a decrease in revenues when compared to the same period last year.
Financial Restructuring
Three Months Ended September 30, 2026 versus September 30, 2025
Revenues for FR were $118 million for the three months ended September 30, 2026, compared with $134 million for the three months ended September 30, 2025, representing a decrease of (12)%. Revenues decreased primarily due to a decrease in the number of closed transactions, driven by timing of transaction closings. This was partially offset by an increase in the average transaction fee on closed transactions, driven by transaction mix, which we believe does not represent a trend.

Segment profit for FR was $40 million for the three months ended September 30, 2026, compared with $50 million for the three months ended September 30, 2025, a decrease of (20)%. Profitability decreased primarily as a result of a decrease in revenues and higher compensation expenses as a percentage of revenues when compared to the same quarter last year.
Six Months Ended September 30, 2026 versus September 30, 2025
Revenues for FR were $237 million for the six months ended September 30, 2026, compared with $262 million for the six months ended September 30, 2025, representing a decrease of (10)%. Revenues decreased primarily due to a decrease in the number of closed transactions, driven by timing of transaction closings. This was partially offset by an increase in the average transaction fee on closed transactions, driven by transaction mix, which we believe does not represent a trend.

Segment profit for FR was $82 million for the six months ended September 30, 2026, compared with $93 million for the six months ended September 30, 2025, a decrease of (12)%. Profitability decreased primarily as a result of a decrease in revenues when compared to the same period last year.
Financial and Valuation Advisory
Three Months Ended September 30, 2026 versus September 30, 2025
Revenues for FVA were $93 million for the three months ended September 30, 2026, compared with $87 million for the three months ended September 30, 2025, representing an increase of 7%. Revenues increased due to growth in our non-cyclical businesses.

Segment profit for FVA was $29 million for the three months ended September 30, 2026, compared with $25 million for the three months ended September 30, 2025, an increase of 12%. Profitability increased primarily as a result of an increase in revenues and lower compensation expenses as a percentage of revenues, partially offset by higher non-compensation expenses as a percentage of revenues when compared to the same quarter last year.

Six Months Ended September 30, 2026 versus September 30, 2025
Revenues for FVA were $182 million for the six months ended September 30, 2026, compared with $166 million for the six months ended September 30, 2025, representing an increase of 10%. Revenues increased due to growth in our cyclical and non-cyclical businesses.

Segment profit for FVA was $52 million for the six months ended September 30, 2026, compared with $43 million for the six months ended September 30, 2025, an increase of 21%. Profitability increased primarily as a result of an increase in revenues and lower compensation expenses as a percentage of revenues when compared to the same period last year.

Corporate Expenses
Three Months Ended September 30, 2026 versus September 30, 2025
Corporate expenses were $85 million for the three months ended September 30, 2026, compared with $71 million for the three months ended September 30, 2025, an increase of 18%. Corporate expenses increased primarily as a result of an increase in other operating expenses and higher compensation expenses when compared with the same quarter last year.

Six Months Ended September 30, 2026 versus September 30, 2025
Corporate expenses were $161 million for the six months ended September 30, 2026, compared with $169 million for the six months ended September 30, 2025, a decrease of (5)%. Corporate expenses decreased primarily as a result of a decrease in revaluation of acquisition contingent consideration and a decrease in depreciation and amortization, partially offset by an increase in other operating expenses, when compared with the same period last year.
Liquidity and Capital Resources
Our current assets are primarily comprised of cash and cash equivalents, investment securities, accounts receivable, and unbilled work in progress related to fees earned from providing advisory services. Our current liabilities are primarily comprised of accrued salaries and bonuses and accounts payable and accrued expenses.

Our cash and cash equivalents include cash held at banks. We maintain moderate levels of cash on hand in support of regulatory requirements for our registered broker-dealer. As of September 30, 2026 and March 31, 2026, we had $622 million and $860 million of cash and cash equivalents in foreign subsidiaries, respectively. Our excess cash may be invested in short-term investments, including treasury securities, commercial paper, certificates of deposit, and investment grade corporate debt securities. Please refer to Note 6 for further detail.

As of September 30, 2026 and March 31, 2026, our cash and cash equivalents and investment securities were as follows:

($ in millions)	September 30, 2026	March 31, 2026
Cash and cash equivalents	$837	$1,189
Investment securities	51	170
Total Cash and cash equivalents and Investment securities	$888	$1,359

Our liquidity is highly dependent upon cash receipts from clients that are generally dependent upon the successful completion of transactions as well as the timing of receivables collections, which typically occur within 60 days of billing. As of September 30, 2026, Accounts receivable, net of allowance for credit losses was $285 million. As of September 30, 2026, Unbilled work in progress, net of allowance for credit losses was $267 million.

On August 23, 2019, the Company entered into a syndicated revolving line of credit with Bank of America, N.A. and certain other financial institutions party thereto, which was amended by the First Amendment to Credit Agreement dated as of August 2, 2022, and further amended by the Second Amendment to Credit Agreement dated as of August 19, 2025 (as amended, the "HLI Line of Credit"). The HLI Line of Credit allows for borrowings of up to $150 million (and, subject to certain conditions, provides the Company with an uncommitted expansion option, which, if exercised in full, would provide for a total credit facility of $200 million), and matures on August 19, 2030 (or if such date is not a business day, the immediately preceding business day). Borrowings under the HLI Line of Credit bear interest at a floating rate, which can be either, at the Company's option, (i) a term Secured Overnight Financing Rate ("SOFR") plus a 0.95% margin per annum or (ii) a base rate, which is the highest of (a) the Federal Funds Rate plus one-half of one percent (0.50%), (b) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” and (c) a term SOFR rate plus a 1.00% margin. Commitment fees apply to unused amounts. The HLI Line of Credit contains certain financial covenants and other restrictions, including a financial loan covenant to maintain a consolidated leverage ratio of less than 2.00 to 1.00. As of September 30, 2026, we were, and expect to continue to be, in compliance with such covenants. As of September 30, 2026 and March 31, 2026, no principal was outstanding under the HLI Line of Credit.

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

Cash Flows
Our operating cash flows are primarily influenced by the amount and timing of receipt of advisory fees and the payment of operating expenses, including payments of incentive compensation to our employees. We pay a significant portion of our incentive compensation during the first and third quarters of each fiscal year. A summary of our operating, investing, and financing cash flows is as follows:

	Six Months Ended September 30,
($ in millions)	2026	2025	Change
Operating activities:
Net income	$188	$209	(10)%
Non-cash charges	125	153	(19)%
Other operating activities	(397)	(169)	135%
Net cash provided by/(used in) operating activities	(84)	193	(143)%
Net cash provided by/(used in) investing activities	51	(5)	NM
Net cash used in financing activities	(314)	(269)	17%
Effects of exchange rate changes on cash, cash equivalents, and restricted cash	(4)	33	(113)%
Net decrease in cash, cash equivalents, and restricted cash	(351)	(48)	645%
Cash, cash equivalents, and restricted cash — beginning of period	1,193	976	22%
Cash, cash equivalents, and restricted cash — end of period	$842	$928	(9)%
Six Months Ended September 30, 2026
Operating activities resulted in a net outflow of $(84) million, primarily attributable to cash bonus payments in May 2026, partially offset by net income. Investing activities resulted in a net inflow of $51 million, primarily attributable to sales or maturities of investment securities, partially offset by cash consideration transferred in connection with business acquisitions and cash paid for capital expenditures. Financing activities resulted in a net outflow of $(314) million, primarily attributable to dividends paid, payments made to settle employee tax obligations on share-based awards, and share repurchases.
Six Months Ended September 30, 2025
Operating activities resulted in a net inflow of $193 million, primarily attributable to net income, partially offset by cash bonus payments in May 2025. Investing activities resulted in a net outflow of $(5) million, primarily attributable to purchases of investment securities and cash paid for capital expenditures, partially offset by sales or maturities of investment securities. Financing activities resulted in a net outflow of $(269) million, primarily attributable to payments made to settle employee tax obligations on share-based awards, dividends paid, and share repurchases.
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

During the six months ended September 30, 2026, there were no significant changes to our critical accounting policies and estimates. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our 2026 Annual Report, for a more complete discussion of our critical accounting policies and estimates.
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
Exchange Rate Risk
The exchange rate of the U.S. Dollar relative to the currencies in the non-U.S. countries in which we operate may have an effect on the reported value of our non-U.S. Dollar denominated or non-U.S.-based assets and liabilities and, therefore, may be reflected as a change in other comprehensive income, net of tax. Our non-U.S. assets and liabilities that are sensitive to exchange rates consist primarily of trade payables and receivables, work in progress, and cash. For the three months ended September 30, 2026 and 2025, the net impact of the fluctuation of foreign currencies in other comprehensive income within the Consolidated Statements of Comprehensive Income was $1 million and $(14) million, respectively. For the six months ended September 30, 2026 and 2025, the net impact of the fluctuation of foreign currencies in other comprehensive income within the Consolidated Statements of Comprehensive Income was $(1) million and $34 million, respectively. A hypothetical 10% depreciation in the U.S. Dollar relative to the functional currencies of our foreign subsidiaries as of September 30, 2026, would have resulted in an increase in our other comprehensive income, net of tax, of approximately $118 million for the six months ended September 30, 2026.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control over financial reporting performed during the fiscal quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
There have been no sales of unregistered equity securities during the quarter ended September 30, 2026.
Purchases of Equity Securities
The following table summarizes all of the repurchases of Houlihan Lokey, Inc. equity securities during the quarter ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2026 - July 31, 2026 (2)	27,443	$57.77	—	$180,135,606
August 1, 2026 - August 31, 2026 (3)	397,603	125.77	397,442	130,147,600
September 1, 2026 - September 30, 2026	—	—	—	130,147,600
Total	425,046	$121.38	397,442	$130,147,600
(1)The shares of Class A common stock repurchased through this program have been retired. On May 12, 2022, the Company announced that the Company's board of directors had authorized a share repurchase program, which provides for share repurchases of up to $500 million of the Company's Class A common stock and Class B common stock. This share repurchase program does not expire.
(2)Total Number of Shares Purchased includes: (i) 578 unvested shares of Class B common stock at an average price per share of $137.96, which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards, and (ii) 26,865 restricted shares of Class B common stock at an average price per share of $56.05, which were repurchased from a former employee upon termination of employment pursuant to the Company’s repurchase right under a restricted stock award granted in connection with a prior business acquisition.
(3)Total Number of Shares Purchased includes 161 unvested shares of Class B common stock at an average price per share of $125.98, which were withheld from employees to satisfy tax withholding obligations resulting from the vesting of certain restricted stock awards.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
(c) During the fiscal quarter ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6.    Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed / Furnished Herewith

3.1	Second Amended and Restated Certificate of Incorporation of Houlihan Lokey, Inc., dated September 21, 2023.	8-K	001-37537	3.1	9/22/23
3.2	Amended and Restated Bylaws of the Company, dated July 26, 2023.	8-K	001-37537	3.1	8/1/23
9.1	Amended and Restated Voting Trust Agreement, dated as of December 30, 2025, by and among the Company and the Trustees.	8-K	001-37537	9.1	12/30/25
10.1†	Second Amended and Restated Houlihan Lokey, Inc. 2016 Incentive Award Plan.	8-K	001-37537	10.1	9/22/26
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.					*
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.					*
32.1	Section 1350 Certification of Chief Executive Officer.					**
32.2	Section 1350 Certification of Chief Financial Officer.					**
101.INS	Inline XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104.1	Cover Page Interactive Data File - The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.					*

*	Filed herewith.
**	Furnished herewith.
†	Indicates a management contract or compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOULIHAN LOKEY, INC.

Date:	October 30, 2026	/s/ SCOTT J. ADELSON
Scott J. Adelson
Chief Executive Officer
(Principal Executive Officer)

Date:	October 30, 2026	/s/ J. LINDSEY ALLEY
J. Lindsey Alley
Chief Financial Officer
(Principal Financial and Accounting Officer)